Form 10-Q
period 1995-03-31
ANALYSTS INTERNATIONAL CORP
filed 1995-05-15
CIK 6292

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q

                                ___________

                Quarterly Report Under Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

                                ___________

    For the quarter ended:                       Commission file number:
       March 31, 1995                                     0-4090
                                ___________


                       ANALYSTS INTERNATIONAL CORPORATION
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


         Minnesota                                      41-0905408
  (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

                             7615 Metro Boulevard
                            Minneapolis, MN  55439
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        Telephone Number:  (612) 835-5900

                                ___________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ------   -----

                                ___________

As of April 28, 1995, 7,243,700 shares of the Registrant's Common Stock were outstanding.

                    ANALYSTS INTERNATIONAL CORPORATION

                                 INDEX

                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION:

     Item 1.  Condensed Consolidated Balance Sheets
               March 31, 1995 (Unaudited) and June 30, 1994               1

              Condensed Consolidated Statements of Income
               Three and nine months ended  March 31, 1995 and
               1994 (Unaudited)                                           2

              Condensed Consolidated Statements of Cash Flows
               Nine months ended March 31, 1995 and 1994 (Unaudited)      3

              Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                     4

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      5-6

                    ANALYSTS INTERNATIONAL CORPORATION

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                ASSETS

                                                       March 31,     June 30,
(In thousands)                                           1995          1994
- --------------                                         ---------     --------
                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                           $ 13,565     $ 10,700
    Accounts receivable, less allowance
     for doubtful accounts                                32,946       28,293
    Other current assets                                   2,346        2,326
                                                        --------     --------
     Total currents assets                                48,857       41,319

Property and equipment, net                                4,692        4,912
Other assets                                               5,311        4,979
                                                        --------     --------
                                                        $ 58,860     $ 51,210
                                                        --------     --------
                                                        --------     --------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                    $ 2,153      $  1,691
    Salaries and vacations                                6,387         5,302
    Income taxes payable                                    451           490
    Other, primarily self-insured health care reserves    2,197         2,363
                                                        -------       -------
     Total current liabilities                           11,188         9,846

Long-term liabilities                                     5,149         4,793

Shareholders' equity (Note  2)                           42,523        36,571
                                                        -------       -------
                                                        $58,860       $51,210
                                                        -------       -------
                                                        -------       -------

Note: The balance sheet at June 30, 1994 has been taken from the audited financial statements at that date, and condensed.


           See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


(Dollars in thousands              Three Months Ended         Nine Months Ended
except per share amounts)               March 31                  March 31
- -------------------------          -------------------       ------------------
                                   1995           1994       1995          1994
                                   ----           ----       ----          ----

Revenues                          $ 55,220    $ 45,052     $154,334    $129,648

Expenses:
  Salaries, contracted
   services and direct charges      39,140      32,543      109,145      92,058
  Selling, administrative and other
   operating costs                  11,572       9,840       32,680      28,750
                                   -------     -------     --------    --------
                                    50,712      42,383      141,825     120,808
                                   -------     -------     --------    --------
Operating income                     4,508       2,669       12,509       8,840

Other income                           226          95          485         271
                                   -------     -------     --------    --------

Income before income taxes           4,734       2,764       12,994       9,111

Income taxes (Note 3)                1,867       1,050        5,087       3,431
                                   -------     -------     --------    --------

Net income                         $ 2,867     $ 1,714     $  7,907    $  5,680
                                   -------     -------     --------    --------
                                   -------     -------     --------    --------
PER COMMON SHARE:
  Net income                       $   .39     $   .24     $   1.09    $    .79
                                   -------     -------     --------    --------
                                   -------     -------     --------    --------
  Dividends paid                   $   .13     $   .12     $    .38    $    .34
                                   -------     -------     --------    --------
                                   -------     -------     --------    --------

  Average common and common
   equivalent shares outstanding 7,297,000   7,199,000    7,249,000   7,218,000
                                 ---------   ---------    ---------   ---------
                                 ---------   ---------    ---------   ---------

              See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Nine Months Ended
                                                            March 31,
                                                        -----------------
(Dollars in thousands)                                  1995         1994
- ----------------------                                  ----         ----

Net cash provided by operating activities           $  6,024     $  4,217


Cash flows from investing activities:
  Property and equipment additions                    (1,094)        (976)
  Increase in annuities and cash surrender values       (197)        (282)
                                                    --------      -------
    Net cash used in investing activities             (1,291)      (1,258)


Cash flows from financing activities:
  Cash dividends                                      (2,727)      (2,411)
  Proceeds from exercise of stock options                859          318
                                                    --------      -------
    Net cash used in financing activities             (1,868)      (2,093)
                                                    --------      -------
Net change in cash and equivalents                     2,865          866

Cash and equivalents at beginning of period           10,700        9,914
                                                    --------     --------
Cash and equivalents at end of period               $ 13,565     $ 10,780
                                                    --------     --------
                                                    --------     --------

            See notes to condensed consolidated financial statements.

                      ANALYSTS INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of March 31, 1995, the condensed consolidated statements of income for the three month and nine month periods ended March 31, 1995 and 1994 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at March 31, 1995 and for the periods then ended have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1994 annual report to shareholders.

    Effective July 1, 1994, the Company adopted Statements of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The impact on the Company's financial position and results of operations as a consequence of adopting these statements is not significant.

2.   SHAREHOLDERS' EQUITY

                                                         Nine Months Ended
                                                           March 31, 1995
                                                         -----------------
                                                           (In thousands)


Balance at beginning of period                                  $ 36,571
Cash dividends declared:
    August 18, 1994 at $.13 per share                               (933)
    December 15, 1994 at $.13 per share                             (935)
    February 24, 1995 at $.13 per share                             (946)
Proceeds upon exercise of stock options                              859
Net income                                                         7,907
                                                                --------
Balance at end of period                                        $ 42,523
                                                                --------
                                                                --------


3.   INCOME TAXES

     Effective July 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the asset and liability method of computing deferred taxes.
     The impact on the Company's financial position and results of operations as a consequence of adopting the new method was a reduction in income taxes of approximately $110,000 in the nine month period ending
     March 31, 1994.

Item 2.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      Nine Months Ended March 31, 1995 and 1994



CHANGES IN FINANCIAL CONDITION

The increases in working capital and current ratios between June 30, 1994 and March 31, 1995 has resulted from the Company's ability to maintain its base of business and to finance its growth without the use of borrowed capital.

The increase in accounts receivable at March 31, 1995 compared to June 30, 1994 reflects the increase in revenue volume during that period.

On February 24, 1995 the Board of Directors declared a regular quarterly dividend of $.13 per share payable May 15, 1995 to shareholders of record on May 1, 1995.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by the Company's operations and the payment of regular quarterly dividends.

RESULTS OF OPERATIONS

Revenues for the nine months ended March 31, 1995 and for the quarter then ended increased 19.0% and 22.6% , respectively, over the same periods a year ago. These revenue increases resulted almost entirely from increases in billable hours of service rendered to clients. Rate increases have not contributed significantly to the revenue increases because prevailing competitive conditions in the industry have made it difficult for the Company to increase the hourly rates it charges for services.

Personnel totalled 2,950 at March 31, 1995, compared to 2,550 at March 31, 1994 an increase of 15.7%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily
the Company's direct labor cost, were    70.7% of revenues for the nine
months ended March 31, 1995 compared to 71.0% for the same period a year ago. These costs for the quarters ended March 31, 1995 and 1994 were 70.9% and
72.2%, respectively.   By comparison, this cost item was  71.7% of revenues
for the quarter ended June 30, 1994. Labor costs were higher as a percentage of revenue during the last two quarters of fiscal 1994 primarily because increased labor costs were not entirely passed on to customers and the rates charged for certain services to the Company's major customer were reduced effective January 1, 1994. The Company expects to encounter future rate pressures from its major customer but cannot predict what impact, if any, such pressures will have on operations or when such impact will be felt. While the Company has succeeded in reducing labor costs as a percentage of revenues for the most recent nine months to the levels experienced prior to January 1, 1994, there can be no assurance the Company will be able to maintain or improve this level because intense competition for business can adversely affect rate increases and competition for technical personnel makes it difficult to control labor costs.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 21.2% of revenues for the nine months ended March 31, 1995 compared to 22.2% for the same period a year ago. For the quarter ended March 31, 1995 these costs were 21.0% compared to 21.8% for the same quarter last year. These costs, as a percentage of revenue, have decreased as a result of the Company's ability to maintain its basic administrative structure and to control related costs. While the Company has been successful in controlling selling, administrative and other operating costs and is committed to careful cost management, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

The reduction of the effective tax rate for the nine months ended March 31, 1994 was caused by the adoption of SFAS No. 109 "Accounting for Income
Taxes".   The adoption of the statement resulted in a one time reduction in income taxes of approximately $110,000.

PART II.  OTHER INFORMATION

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 11 - Computation of Net Income Per Share.

     (b) There were no reports on Form 8-K filed for the nine months ended March 31, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       ANALYSTS INTERNATIONAL CORPORATION
                                       ----------------------------------
                                                 (Registrant)


Date  May 12, 1995                     By /s/ Gerald M. McGrath
     -------------------                  -------------------------------
                                          Gerald M. McGrath
                                          Vice President Finance and
                                          Treasurer

Date  May 12, 1995                     By /s/ Marti R. Charpentier
     -------------------                  -------------------------------
                                          Marti R. Charpentier
                                          Controller and Assistant
                                          Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                   Exhibit                        Page No.*
- --------------                   -------                        ---------

     11             Computation of Net Income Per Share             13


* Page numbers in the sequential numbering system of the manually signed original report.
