Form 10-K/A
period 1995-06-30
ANALYSTS INTERNATIONAL CORP
filed 1995-09-28
CIK 6292

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                       AMENDMENT TO APPLICATION OR REPORT

          FILE PURSUANT TO SECTION 12, 13,  OR 15(D) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                       ANALYSTS INTERNATIONAL CORPORATION
                                 Amendment No. 1



   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:

   The following information relating to the Analysts International Corporation Savings and Investment Plan and required by Form 11-K for the Plan year ended June 30, 1995 is included as part of the registrants annual report on Form 10-K, as permitted by Rule 15d-21.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Analysts International Corporation

                                   By:  /S/ THOMAS R. MAHLER
                                             Thomas R. Mahler
                                        Secretary and General Counsel

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN

                                      INDEX

                                                                   PAGE

INDEPENDENT AUDITORS' REPORT                                          1

FINANCIAL STATEMENTS - Years ended June 30, 1995 and 1994:

     Statements of net assets available for plan benefits             2
     Statements of changes in net assets available for
          plan benefits                                               3
     Supplemental statements of changes in net assets available for
          plan benefits by type of fund                               4
     Notes to financial statements                                  5-7

SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO THE
     REQUIREMENTS OF FORM 5500:
          I.   Item 27a - Schedule of Assets Held for Investment
                    Purposes, as of June 30, 1995                     9
          II.  Item 27d - Schedule of Reportable Transactions
                    for the Year Ended June 30, 1995                 10

                                        1
INDEPENDENT AUDITORS' REPORT


Savings and Investment Plan Committee
Analysts International Corporation
Minneapolis, Minnesota


We have audited the accompanying statements of net assets available for plan benefits of Analysts International Corporation Savings and Investment Plan (the
Plan) as of June 30, 1995 and 1994 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for plan benefits as of June 30, 1995 and 1994 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information by fund for the years ended June 30, 1995 and 1994, the supplemental schedules of Assets Held for Investment Purposes as of June 30, 1995 and Reportable Transactions for the year ended June 30, 1995 are presented for purposes of additional analysis of the basic financial statements and for complying with the Department of Labor's Rules and Regulations for Reporting and disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. This supplemental information is the responsibility of the Plan's management. The supplemental information and schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Minneapolis, Minnesota
August 25, 1995                         /s/ Deloitte & Touche LLP

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS




                                                          June 30
                                              ---------------------------------
                                                   1995              1994
                                              --------------   ----------------
ASSET - Investments, stated at market
 value (Notes A, E and F)                      $37,166,957       $25,928,954
                                              --------------   ----------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS         $37,166,957       $25,928,954
                                              --------------   ----------------
                                              --------------   ----------------

          See notes to financial statements and supplemental schedules.

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

                       STATEMENTS OF CHANGES IN NET ASSETS
                          AVAILABLE FOR PLAN BENEFITS


                                                                                                    Year Ended June 30
                                                                                               ----------------------------------
                                                                                                    1995            1994
                                                                                               ---------------  -----------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
 beginning of year                                                                                $25,928,954       $21,684,887
ADDITIONS:
 Investment income                                                                                  1,615,588         1,321,082
 Contributions by employer                                                                            580,731           529,806
 Contributions by participants                                                                      6,756,752         5,899,755
 Net appreciation (depreciation) in market value
  of investments                                                                                    5,442,754        (1,452,114)

                                                                                               ----------------   ---------------
                                                                                                   14,395,825         6,298,529
DEDUCTIONS:
 Distribution to participants                                                                       3,157,822         2,054,462
                                                                                               ----------------   ---------------
NET ADDITIONS                                                                                      11,238,003         4,224,067
                                                                                               ----------------   ---------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
 end of year                                                                                      $37,166,957       $25,928,954
                                                                                               ----------------   ---------------
                                                                                               ----------------   ---------------

                       See notes to financial statements.

                      ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

                SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS
                      AVAILABLE FOR PLAN BENEFITS BY FUND

                      YEARS ENDED JUNE 30, 1995 AND 1994


                                          Money        U.S. Govt.     High Yield     Growth &        Voyager        Global
                                          Market         Trust          Trust         Income          Fund          Growth
                                          ------         -----          -----         ------          ----          ------
NET ASSETS AVAILABLE FOR PLAN BENEFITS
 as of July 1, 1993                     $1,898,525     $2,853,968     $2,391,915    $4,912,865     $5,801,519            $0

ADDITIONS:
 Investment Income                          58,074        205,982        274,895       407,586        246,493
 Contributions by employer
 Contributions by participants             425,631        608,581        687,407     1,460,979      1,717,558       176,880
 Loan payments                              42,691         77,933         54,084        92,667        138,762         9,016
 Net depreciation in
  market value of investments                            (272,026)      (154,724)     (238,323)       (69,068)      (25,441)
                                        ------------------------------------------------------------------------------------
                                           526,396        620,470        861,662     1,722,909      2,033,745       160,455

DEDUCTIONS
 Distributions to participants             165,494        241,489        241,676       475,858        670,927         7,368
 Loan withdrawals                           58,500        152,187         56,187       101,353        113,229           815
                                        ------------------------------------------------------------------------------------
                                           223,994        393,676        297,863       577,211        784,156         8,183

INTERFUND TRANSFERS                       (286,950)      (531,598)        23,087       (33,320)      (343,951)      611,097
                                        ------------------------------------------------------------------------------------

NET ADDITIONS                               15,452       (304,804)       586,886     1,112,378        905,638       763,369
                                        ------------------------------------------------------------------------------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
 as of June 30, 1994                     1,913,977      2,549,164      2,978,801     6,025,243      6,707,157       763,369


ADDITIONS:
 Investment Income                         102,808        187,437        322,438       410,449        325,651        33,446
 Contributions by employer
 Contributions by participants             388,495        502,699        637,742     1,455,651      1,892,638       630,520
 Loan payments                              25,666         47,267         51,204        97,349        141,260        54,608
 Net appreciation (depreciation) in
  market value of investments                              85,635       (116,897)      914,565      1,789,322        31,072
                                        ------------------------------------------------------------------------------------
                                           516,969        823,038        894,487     2,878,014      4,148,871       749,646

DEDUCTIONS
 Distributions to participants             322,599        372,016        422,444       696,156        670,922       115,938
 Loan withdrawals                           38,000         40,547         74,591       130,577        258,759        26,003
                                        ------------------------------------------------------------------------------------
                                           360,599        412,563        497,035       826,733        929,681       141,941

INTERFUND TRANSFERS                        296,779       (186,888)      (105,613)     (174,178)       (25,571)      (72,961)
                                        ------------------------------------------------------------------------------------

NET ADDITIONS                              453,149        223,587        291,839     1,877,103      3,193,619       534,744
                                        ------------------------------------------------------------------------------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
 as of June 30, 1995                    $2,367,126     $2,772,751     $3,270,640    $7,902,346     $9,900,776    $1,298,113
                                        ------------------------------------------------------------------------------------
                                        ------------------------------------------------------------------------------------


                                            OTC
                                          Emerging         Loan                        AiC
                                           Growth          Fund        Pending        Stock
                                           ------          ----        -------        -----
NET ASSETS AVAILABLE FOR PLAN BENEFITS
 as of July 1, 1993                             $0       $539,519                   $3,286,576

ADDITIONS:
 Investment Income                                         36,998                       91,054
 Contributions by employer                                                             529,806
 Contributions by participants             145,076                                     677,643
 Loan payments                               8,507       (472,945)                      49,285
 Net depreciation in
  market value of investments              (58,685)                                   (633,847)
                                        -------------------------------------------------------
                                            94,898       (435,947)                     713,941

DEDUCTIONS
 Distributions to participants               6,237         26,637                      218,776
 Loan withdrawals                              745       (517,281)                      34,265
                                        -------------------------------------------------------
                                             6,982       (490,644)                     253,041

INTERFUND TRANSFERS                        397,226                                     164,409
                                        -------------------------------------------------------

NET ADDITIONS                              485,142         54,697                      625,309
                                        -------------------------------------------------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
 as of June 30, 1994                       485,142        594,216                    3,911,885

ADDITIONS:
 Investment Income                          55,221         43,803                      134,335
 Contributions by employer                                                             580,731
 Contributions by participants             486,763                                     762,244
 Loan payments                              50,220       (570,795)                     103,221
 Net appreciation (depreciation) in
  market value of investments              219,095                                   2,519,962
                                        -------------------------------------------------------
                                           811,299       (526,992)                   4,100,493

DEDUCTIONS
 Distributions to participants              84,055         26,060                      447,632
 Loan withdrawals                            6,750       (648,408)                      73,181
                                        -------------------------------------------------------
                                            90,805       (622,348)                     520,813

INTERFUND TRANSFERS                        302,989                         9,271       (43,828)
                                        -------------------------------------------------------

NET ADDITIONS                            1,023,483         95,356          9,271     3,535,852
                                        -------------------------------------------------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
 as of June 30, 1995                    $1,508,625       $689,572         $9,271    $7,447,737
                                        -------------------------------------------------------
                                        -------------------------------------------------------

                              See notes to financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION


                          SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1995 AND 1994


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investments are stated at market value using primarily quoted market values. Promissory notes from participants are stated at the outstanding principal balance.

The financial statements have been prepared on the accrual basis of accounting. All security transactions are recorded on their trade date.

Participants have control over the allocation of their account balances among each of the seven Putnam Funds. However, because Analysts International Corporation (AiC) designates the investment option for the employer matching contributions in the AiC Common Stock Fund, participants do not have complete control of their assets invested in this fund.


B.  THE PLAN:

The Plan was established January 1, 1985 under Section 401(k) of the Internal Revenue Code for the purpose of providing retirement and other benefits to eligible participants. An employee of AiC becomes eligible for the Plan upon commencement of active service.

The Plan is funded primarily by employee contributions. Eligible employees may contribute up to 15% of their gross annual wages for pre-tax saving contributions and, prior to March 1, 1994, up to 10% for after-tax saving contributions. Effective March 1, 1994, the Plan was amended suspending the after-tax contributions. In addition, the Plan allows rollover contributions from certain qualified retirement plans.

Plan participants may choose to have their share of the Plan funds invested in one or more of seven investment funds offered by the Putnam Companies and/or the AiC Common Stock Fund. The seven Putnam funds include the Putnam Money Market Fund (formerly the Putnam Daily Dividend Trust), the Putnam U.S. Government Income Trust, the Putnam High Yield Trust, the Putnam Fund for Growth and Income, the Putnam Voyager Fund, the Putnam Global Growth Fund and the Putnam OTC Emerging Growth Fund. Effective January 1, 1994, the Plan was amended adding the Putnam Global Growth Fund and the Putnam OTC Emerging Growth Fund. A participant's account (consisting of employee contributions and investment income) is fully vested.

Participant loans are made in compliance with federal regulations in effect at the time of the loan. Participant loans outstanding, included in investments, amounted to $689,572 at June 30, 1995 and $594,216 at June 30, 1994.

The Plan provides for employer matching contributions where the employer matches 18% of the employee's pre-tax saving contributions, provided the employee has been employed by the employer for one year or more and is not a highly compensated employee as defined by federal tax laws. The employer matching contributions are invested in the AiC Common Stock Fund.

A participant's interest in the employer matching contribution vests at the rate of 20% per year after three years of service with 100% vesting after seven years. Any nonvested portion of employer matching contributions to the accounts of participants who withdraw from the Plan are forfeited and used by the employer to reduce future matching contributions.

Although the Company has not expressed an intent to discontinue the Plan, it may do so at any time, subject to provisions set forth in the Employee Retirement Income Security Act of 1974. If the Plan is terminated, no further contributions will be made. The trustee will continue to hold the funds and make distributions as if the Plan had not terminated.

C.  TRUSTEE AND ADMINISTRATION OF THE PLAN:

Putnam Fiduciary Trust Company has been designated as trustee. Investments of the Plan are held by Putnam Investor Services, Inc. on behalf of the trustee.

The Company has established a Savings and Investment Plan Committee for the general administration of the Plan.

The Company pays the trustee fees on behalf of the Plan.

D.  INTERNAL REVENUE SERVICE STATUS:

The IRS has issued determinations that the Plan, as originally adopted January 1, 1985, and as amended through January 17, 1994, is a qualified plan for tax purposes under Sections 401(a) and 401(k) of the Internal Revenue Code, and that the trust established in connection therewith is exempt from income tax under
Section 501(a) of the Code. The Company believes the Plan as presently constituted and operated continues to meet the requirements of Sections 401(a) and 401(k) of the Code and that the related trust is exempt from income tax under Section 501(a) of the Code.

                                        7
E.  INVESTMENTS:


                                                      Year Ended June 30
                                                    -----------------------
Investments at market value:                           1995        1994
                                                    ----------  -----------
  Putnam Money Market Fund                          $2,367,126   $1,913,977
  Putnam U.S. Government Income Trust                2,772,751    2,549,164
  Putnam High Yield Trust                            3,270,640    2,978,801
  Putnam Fund for Growth and Income                  7,902,346    6,025,243
  Putnam Voyager Fund                                9,900,776    6,707,157
  Putnam Global Growth Fund                          1,298,113      763,369
  Putnam OTC Emerging Growth Fund                    1,508,625      485,142
  Pending Account                                        9,271            -
  AiC Common Stock Fund                              7,447,737    3,911,885
                                                    ----------  -----------
                                                    36,477,385   25,334,738
Promissory notes from participants                     689,572      594,216
                                                    ----------  -----------
                                                   $37,166,957  $25,928,954
                                                   -----------  -----------
                                                   -----------  -----------



F. BENEFITS PAYABLE:

As of June 30, 1995 and 1994, net assets available for plan benefits included benefits of $496,160 and $597,118 respectively, due to participants who have withdrawn from participation in the plan. These amounts will be reported in items 31 and 32 of the plan's annual report on Form 5500 when filed.

                  SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO

                          THE REQUIREMENTS OF FORM 5500

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

                                   SCHEDULE I
                                    ITEM 27A

        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT JUNE 30, 1995


                                          Number of                     Fair
                                          Shares          Cost          Value
                                        -----------    ----------    ---------
MUTUAL FUNDS:

   Putnam Money Market Fund               2,367,126    $2,367,126    $2,367,126

   Putnam U.S. Government Income Trust      215,109     2,976,385     2,772,751

   Putnam High Yield Trust                  274,383     3,600,870     3,270,640

   Putnam Fund for Growth and Income        531,072     6,801,154     7,902,346

   Putnam Voyager Fund                      733,934     6,938,190     9,900,776

   Putnam Global Growth Fund                134,799     1,292,482     1,298,113

   Putnam OTC Emerging Growth Fund          119,542     1,348,215     1,508,625

   Pending Account                                          9,271         9,271

 AiC COMMON STOCK FUND                      286,451     4,194,921     7,447,737

 PROMISSORY NOTES FROM PARTICIPANTS                       689,572       689,572
                                                          -------       -------
  Interest rates ranging from 6.75% to 9.00%
  with maturity dates through June, 1998
                                                      $30,218,186   $37,166,957
                                                      -----------   -----------
                                                      -----------   -----------

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN

                                   SCHEDULE II
                                    ITEM 27d

                       SCHEDULE OF REPORTABLE TRANSACTIONS
                        FOR THE YEAR ENDED JUNE 30, 1995

                                                                                           Current Value
Identity of              Description of      Purchase       Selling        Cost of         of Assets on            Net Gain
Party Involved           Transaction         Price          Price          Asset          Transaction Date         (Loss)
--------------           -----------         -----          -----          -----          ----------------         ------
Putnam Fiduciary        Purchases  Of      $1,743,653                    $1,743,653             $1,743,653
 Trust Company            AiC Stock
Putnam Money            Purchases             813,749                       813,749                813,749
 Market Fund
Putnam U.S. Gov.        Purchases             737,403                       737,403                737,403
 Income Trust
Putnam High             Purchases           1,011,384                     1,011,384              1,011,384
 Yield Trust
Putnam Fund for         Purchases           1,963,449                     1,963,449              1,963,449
 Growth & Income
Putnam Voyager          Purchases           2,359,550                     2,359,550              2,359,550
 Fund
Putnam Global Growth    Purchases             718,575                       718,575                718,575
 Fund
Putnam OTC Emerging     Purchases             895,192                       895,192                895,192
 Growth Fund
Putnam Fiduciary        Sales of AiC                        $727,762        574,536                727,762        $153,226
 Trust Company           Stock
Putnam Money            Sales                                360,599        360,599                360,599               0
 Market Fund
Putnam U.S. Gov.        Sales                                599,450        602,013                599,450         (2,563)
 Income Trust
Putnam High             Sales                                602,647        639,303                602,647        (36,656)
 Yield Trust
Putnam Fund for         Sales                              1,000,912        966,375              1,000,912          34,537
 Growth & Income
Putnam Voyager          Sales                                955,254        868,490                955,254          86,764
 Fund
Putnam Global Growth    Sales                                214,903        219,976                214,903         (5,073)
 Fund
Putnam OTC Emerging     Sales                                 90,805         79,729                 90,805          11,076
 Growth Fund


NOTE:  There were no lease rentals or expenses incurred with transactions.

SIGNATURES
----------
          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.


Date:  September 25, 1995

                                   ANALYSTS INTERNATIONAL CORPORATION
                                   SAVINGS AND INVESTMENT PLAN


                                   By   /s/ Thomas R. Mahler
                                        --------------------
                                   THOMAS R. MAHLER, member of the Plan
                                   Committee