Form 10-K405
period 1995-06-30
ANALYSTS INTERNATIONAL CORP
filed 1995-09-28
CIK 6292

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             (X)  Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934
                     For the Fiscal Year Ended JUNE 30, 1995
                                       OR
            (  ) Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Commission file number  0-4090

                      ANALYSTS INTERNATIONAL CORPORATION
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Minnesota                                   41-0905408
     -------------------------------                        ---------------
     (State or other jurisdiction of                        ( I.R.S. Employer
     incorporation or organization)                         Identification No.)

     7615 Metro Boulevard, Minneapolis, Minnesota            55439
     --------------------------------------------           -------
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including
     area code:                                              612/835-5900
                                                            -------------

     Securities registered pursuant to
     Section 12 (b) of the Act:                             NONE
     Securities registered pursuant to
     Section 12 (g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of class)
                          Common Share Purchase Rights
                          ----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X     No
     -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes   X   No
    -----      ------

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of August 31, 1995 was $204,918,781 based upon the closing price as reported by Nasdaq.

As of August 31, 1995 there were 7,261,526 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference are (i) portions of the annual report to shareholders for the year ended June 30, 1995 (Parts I and II) and (ii) proxy statement dated September 5, 1995 (Part III).

                                     PART I

ITEM 1.  BUSINESS

     Analysts International Corporation (the registrant) is engaged in the software segment of the computer industry. Within this segment, the registrant is engaged in the business of providing contract programming and related software services through its branch and field offices to users and manufacturers of computers. See "Software Services" and "Organization and Marketing".
     The registrant was incorporated under Minnesota law on March 29, 1966. Its principal office is located at 7615 Metro Boulevard, Minneapolis, Minnesota 55439 and its telephone number is (612) 835-5900.


SOFTWARE SERVICES

     Software services offered by the registrant include custom programming, systems analysis and design, software-related consulting and specialized software-related educational courses for computer programmers and analysts.

     Computers and computer equipment utilize software of two types: systems software and applications software. Systems software, which includes operating systems software and utility software, manages the input, flow, storage and output of data and performs related housekeeping functions within the computer. Applications software performs the specific tasks required by the computer user; for example, programs which create invoices or which create records of accounts receivables are applications programs.
     The registrant's business primarily consists of providing services to assist users of computer equipment in the development and maintenance of custom applications software programs. It also provides services to maintain systems software.
     The registrant provides its services to a wide range of industries. Its fiscal 1995 revenues were derived from services rendered to customers in the following industry groups:

                                                          Approximate Percent
          Industry Group                                  FY 1995 Revenues
          --------------                                  ----------------
          Electronics                                           26.6%
          Telecommunications                                    17.3%
          Services                                              11.6%
          Manufacturing                                         11.1%
          Financial                                              6.7%
          Oil and Chemical                                       5.9%
          Merchandising                                          4.4%
          Food                                                   4.0%
          Insurance/Health Care                                  3.9%
          Power and Utility                                      2.1%
          Transportation                                         2.0%
          Government                                             1.5%
          Other                                                  2.9%

The registrant provides a broad range of services to its customer base, and during the year it was involved in a wide variety of projects. Examples of the types of projects in which the registrant was involved in during the fiscal year include: the development, implementation and support of custom software for an on-line delivery system at Key Services Corporation; enhancing, modifying and support of "legacy" software in the financial systems area of 3M; and design and development of custom software in support of a traffic management system for Maritz Performance Improvement Company. The registrant's projects continue to involve nearly every type and manufacture of computers and all of the major operating systems.
     The registrant provided services to approximately 740 clients, of which approximately 280 were new clients, and was engaged in approximately 3,835 different customer projects throughout the fiscal year. Consistent with its practices in prior years, the registrant rendered these services on a time and materials hourly rate basis. Invoices for services rendered are submitted no less frequently than monthly, and payment is due net 30 days.
     During the fiscal year, the registrant rendered services through twenty-two
(22) of its branch offices to various divisions of International Business Machines Corporation, the aggregate revenues from which exceeded 10% of the registrant's revenues for the fiscal year. A significant decline in revenues from this customer could have an adverse impact on the registrant's revenues and profits. As of July 29, 1995 the Company was named as one of four primary vendors to IBM in three IBM regions and as one of four secondary vendors in IBM's two other regions. Hourly rates for services provided to IBM under this arrangement are very competitive, and as a result the profit margin from IBM business is expected to be lower. The lower profit margin may be offset by a higher volume of business. There can be no assurance, however, that the volume of business done with IBM under the new arrangement will be sufficient to offset the lower profit margin.

     No other customer accounted for more than 10% of the registrant's fiscal 1995 revenues.
     In June, 1995 the Company entered into a three year agreement with US West Inc. under which it will be the principal vendor to provide technical personnel to US West's data processing operations. In addition to the approximately 150 programmers and other technical personnel it had on assignment at US West as of the end of the fiscal year, the Company is also responsible for managing subcontractors who provide approximately 600 workers.

ORGANIZATION AND MARKETING

     The registrant provides its software services on a nationwide basis through its branch and field offices, assigned on a geographical basis to one of five regions. Each branch office is staffed with technical personnel and is managed by a branch manager, who has primary responsibility for the administration, personnel and recruiting, customer relations and profitability of the branch. The branch manager has broad authority to conduct the operation of the branch, subject to adherence to corporate policies. In general, field offices are established to support specific projects for one or more specific customers at locations not served by a local branch office and are managed by a branch within the same geographical region. A field office may become a branch office when the volume of business and the prospects for additional business justify the additional location expenses associated with branch office status.
     During the fiscal year, the registrant maintained branch offices in the following cities: Atlanta, Austin, Boca Raton, Chicago, Cleveland, Columbus
(Ohio), Dallas, Denver, Detroit, Houston, Indianapolis, Kansas City, Lexington (Kentucky), Iselin (New Jersey), Minneapolis, New York City, Omaha, Phoenix, Raleigh/Durham, Rochester (Minnesota), Rochester (New York), St. Louis, San Francisco, Seattle and Tampa. On July 1, 1995, additional branch offices were established in Cincinnati and Tulsa.

     The registrant utilizes its own direct sales force to sell its services.
At the end of the fiscal year, the registrant's sales staff totalled 82 in number. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the registrant's business, and, therefore, the registrant utilizes a recruiting staff to assist with this function, and each branch office employs at least one full time recruiter. At the end of the fiscal year, the registrant's recruiting staff totalled 78 in number.

COMPETITION

     The registrant competes with software consulting divisions of several large companies (including DEC, Andersen Consulting and IBM) on a national basis. These organizations and their software consulting divisions are substantially larger than the registrant in terms of sales volume and personnel and have substantially greater financial resources.
     The registrant also competes with other national software services companies such as Computer Task Group and Keane Inc., which are larger than the registrant, and several other national software services companies (including Computer Horizons and Computer Data Systems, Inc.) which are approximately the same size as the registrant.
     The registrant's branches compete in their local market areas with numerous locally based software services firms. Most of the locally based competitors are approximately the same size as or smaller than the registrant's local branch, although in certain market areas they are larger than the registrant's local branch.

     The registrant believes its total staff and sales volume are larger than most of the national and local software services companies, but in some market areas certain of these competitors may be larger. Although there are no comprehensive industry statistics available, the registrant believes it is among the ten largest national software services companies in the United States.
     Principal competitive factors in the software services business include technical expertise, responsiveness to customers' needs, reputation and credibility, and hourly rates. The registrant believes it is competitive in these respects, although some of its competitors may charge lower hourly rates.

PERSONNEL

     The registrant has approximately 3,170 personnel. Of these, approximately 2,700 are systems analysts, computer programmers and other technical personnel whose services are billable to clients. Several years of programming experience is generally a prerequisite to employment with the registrant.
     Maintaining the present volume of the registrant's business and its continued growth depend to a significant extent on the registrant's ability to attract and retain qualified technical personnel. Such personnel are in great demand. Although the registrant has been able to attract and retain qualified technical personnel and believes its personnel relations are satisfactory, there can be no assurance the registrant will be able to continue to attract and retain such personnel. Its inability to do so would have a material adverse effect on the registrant's business.

OTHER MATTERS

     Raw materials, seasonality, compliance with environmental protection laws, and patents, trademarks, licenses, franchises or other concessions are not material to an understanding of the registrant's business. No portion of the registrant's business is subject to renegotiation of profits at the election of the government. Backlog is not material because nearly all of the registrant's contracts for services, including contracts with the government (which are not material), are terminable by either the customer or the registrant on notice of 30 days or less.


ITEM 2.  PROPERTIES

     The principal executive office of the registrant is located at 7615 Metro Boulevard, Minneapolis, Minnesota 55439, in a 15,000 square foot office building which is owned by the registrant. All branch offices and field offices are held under leases with varying expiration dates ranging from 30 days to 8 years. See Note G of Notes to Consolidated Financial Statements at page 21 of the registrant's 1995 Annual Report to Shareholders.

ITEM 3.   LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the registrant is a party to or which any of its property is subject, other than ordinary routine litigation incidental to the business.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of the registrant's 1995 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


Name                           Age                Title
----                           ---                -----
Frederick W. Lang               71                Chairman and Chief Executive
                                                  Officer since 1989; President
                                                  and Chief Executive Officer
                                                  from 1966-1989; Treasurer from
                                                  1987-1989.


Victor C. Benda                 64                President and Chief Operating
                                                  Officer since 1989, Executive
                                                  Vice President from 1983 to
                                                  1989, Senior Vice President
                                                  from 1980 to 1983, Vice
                                                  President from 1967 to 1980.


Thomas R. Mahler                49                Secretary since 1979; General
                                                  Counsel since 1982.


Gerald M. McGrath               56                Treasurer since 1989; Vice
                                                  President, Finance since 1988;
                                                  Assistant Treasurer from 1976
                                                  to 1989; Controller from 1966
                                                  to 1989.

Terms of office expire October 17, 1995.

                                     PART II

     The following portions of the registrant's annual report to shareholders for the fiscal year ended June 30, 1995 are incorporated by reference in response to Items 5, 6, 7 and 8 as follows:

Items in Form 10-K         Caption or Section and Page in Annual Report
------------------       ------------------------------------------------
       5               Market Price Ranges on Common Stock                  23

       6               Five Year Summary                                    22

       7               Management's Discussion and Analysis              14-15

       8               Financial Highlights and Statements        Inside Front
                                                                  Cover, 16-23

(See Index to Consolidated Financial Statements and Schedules set forth in Item 14 of this Form 10-K.)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with or changes in the registrant's independent auditors within the past 24 months.

                                    PART III

     The information regarding executive officers required by Item 10 is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K. Other information called for in Part III, including information regarding directors (Item 10), executive compensation (Item 11) and security ownership of certain beneficial owners and management (Item 12), is set forth in the registrant's definitive proxy statement for the annual meeting of shareholders to be held October 17, 1995, filed pursuant to Regulation 14A, as follows:

  Items in Form 10-K   Caption and Page in Definitive Proxy Statement
  ------------------   ----------------------------------------------
      10               Election of Directors                               2-3
      11               Board Committees and Compensation and
                       Executive Compensation                           3, 6-9
      12               Election of Directors and Principal
                       Shareholders                                    2-3, 11

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1995:

a. No director, executive officer, nominee for election as a director, holder of more than five percent of the registrant's common stock or members of the immediate family of any of the foregoing persons had any direct or indirect material interest in any transaction or series of transactions to which the registrant was a party and in which the amount exceeded $60,000, nor is any such transaction proposed;

b. The registrant was not a party with any entity in which any of the registrant's directors or nominees for election as directors was an executive officer, held more than a 10% equity interest, was a member of or of counsel to (in the case of a law firm) or was a partner or executive officer (in the case of an investment banking firm), in any transaction involving payments of more than five percent of the gross revenues of either the registrant or such entity, nor is any such transaction proposed; and

c. No director, executive officer or nominee for election as a director or (i) any member of the immediate family of any of the foregoing, (ii) any corporation or beneficial holder of ten percent or more of any class of equity securities, or (iii) any trust or other estate in which such person served as a trustee or in a similar capacity was indebted to the registrant in excess of $60,000.

Subparagraph d. of this Item is not applicable.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.1  CONSOLIDATED FINANCIAL STATEMENTS
     The consolidated financial statements of Analysts International Corporation and its subsidiary and the related independent auditors' report are included on the following pages of its annual report to shareholders for the fiscal year ended June 30, 1995:

                                                          Pages in Annual Report
                                                          ----------------------

     Consolidated Balance Sheets at June 30, 1995 and 1994           16

     Consolidated Statements of Income for each of the
     three years in the period ended June 30, 1995                   17

     Consolidated Statements of Cash Flows for each of the
     three years in the period ended June 30, 1995                   18

     Consolidated Statements of Shareholders' Equity for
     each of the three years in the period ended
     June 30, 1995                                                   19

     Notes to Consolidated Financial Statements                   20-21

     Independent Auditors' Report                                    22

a.2  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES             Page Herein
                                                            -----------
     Independent Auditors' Report                                    17

     Schedule VIII.  Valuation and Qualifying Accounts               18


     Other consolidated financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

a.3   EXHIBITS


Exhibit Number                                                                  Exhibit Page
--------------                                                                  ------------
   3-a    Articles of Incorporation, as amended (Exhibit 3-a to Annual
          Report on Form 10-K for fiscal year 1988, Commission File No. 0-4090, incorporated by reference).

   3-b Restated Bylaws (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 1988, Commission File No. 0-4090, incorporated by reference).

   4-a    Specimen Common Stock Certificate (Exhibit 4(a) to Annual Report on
          Form 10-K for fiscal year 1989, Commission File No. 0-4090, incorporated by reference).

   4-b    Rights Agreement dated as of June 16, 1989 between Analysts
          International Corporation and Norwest Bank Minnesota, N.A., as Rights
          Agent which includes the form of Rights Certificate and Summary of Rights (Exhibit A to the Registrant's Form 8-A dated June 16, 1989,
          Commission File No. 0-4090, incorporated by reference).

   4-c    First Amendment to Rights Agreement dated as of May 8, 1990 between
          Analysts International Corporation and Norwest Bank Minnesota, N.A. as
          Rights Agent (Exhibit 4(c) to Annual Report on Form 10-K for fiscal year 1991, Commission File No. 0-4090, incorporated by reference).

  10-a    1981 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated
          September 22, 1989 for registrant's 1989 Annual Meeting of
          Shareholders, Commission File No. 0-4090, incorporated by reference).

  10-b    Senior Executive Retirement Plan (Exhibit 10-e to Annual Report on
          Form 10-K for fiscal year 1984, Commission File No. 0-4090, incorporated by reference).

  10-c Deferred Compensation Plan (Exhibit 10-g to Annual Report on Form 10-K for fiscal year 1984, Commission File No. 0-4090, incorporated by reference).




a.3   EXHIBITS (con't)

Exhibit Number                                                                 Exhibit Page
--------------                                                                 ------------

   10-d   1985 Incentive Stock Option Plan (Exhibit 10(d) to Annual
          Report on Form 10-K for fiscal year 1991, Commission File
          No. 0-4090, incorporated by reference).

   10-e 1994 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 6, 1994 for registrant's 1994 Annual Meeting of
          Shareholders, Commission File No. 0-4090, incorporated by reference).

    11    Calculations of Earnings Per Share.

    13    1995 Annual Report to Shareholders.

    22    Subsidiaries of Registrant

    24    Independent Auditors' Consent.

    25    Powers of Attorney.


b.  REPORTS ON FORM 8-K

    There were no reports on Form 8-K for the three months ended June 30, 1995.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE





Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

We have audited the consolidated financial statements of Analysts International Corporation and its subsidiary as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 14, 1995; such financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiary, listed in Item 14
a.2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
August 14, 1995

                       ANALYSTS INTERNATIONAL CORPORATION

                                  SCHEDULE VIII

                        VALUATION AND QUALIFYING ACCOUNTS


                                      Balance at    Charged to       Deductions         Balance
                                       beginning      cost and           net of          at end
                                       of period      expenses       recoveries       of period
                                      ----------    ----------       ----------       ---------
Description
Allowance for doubtful accounts:
Year ended June 30, 1995              $ 600,000       $171,000         $221,000        $550,000
Year ended June 30, 1994                450,000        262,000          112,000         600,000
Year ended June 30, 1993                400,000        173,000          123,000         450,000

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ANALYSTS   INTERNATIONAL   CORPORATION

                                      BY  /s/ F.W. Lang
                                          -----------------------------
DATE September 28, 1995                   F. W. Lang, Chairman
     ------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                        Title                               Date
     ---------
/s/           F. W. Lang     Chairman & Chief Executive Officer
------------------------       (Principal Executive Officer)
              F. W. Lang

/s/        G. M. McGrath    Vice President, Finance and Treasurer
------------------------           (Principal Finance and
           G. M. McGrath             Accounting Officer)

/s/          V. C. Benda*    President and Chief Operating Officer
 -----------------------
             V. C. Benda                                             September
                                                                     28, 1995

/s/          W. K. Drake*     Director
-------------------------
             W. K. Drake

/s/         M. A. Loftus*     Director
-------------------------
            M. A. Loftus

/s/        E. M. Mahoney      Director
------------------------
           E. M. Mahoney

/s/         R. L. Prince      Director
------------------------
            R. L. Prince

*F.W. Lang, by signing his name hereto, hereby signs this form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

                         /s/ F. W. Lang
                         -------------------------------
                         F. W. Lang, Chairman

                                  EXHIBIT INDEX

Exhibit Number                                                     Page No.*
--------------                                                     ---------
     11                Calculations of Earnings Per Share.

     13                1995 Annual Report to Shareholders.

     22                Subsidiaries of Registrant.

     24                Independent Auditors' Consent.

     25                Powers of Attorney.

     27                Financial Data Schedule

---------------------------------------------
*Reference is to the page number in the sequential numbering system.

For a list of exhibits incorporated by reference and not filed with this Form 10-K, see Item 14 a.3 at pages 15-16 of this Form 10-K.