Form 10-Q
period 1995-09-30
ANALYSTS INTERNATIONAL CORP
filed 1995-11-13
CIK 6292

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q

                                   ___________


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                                   ___________


           For the quarter ended:                 Commission file number:
            September 30, 1995                           0-4090
                                   ___________


                       ANALYSTS INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               Minnesota                                     41-0905408
          (STATE OF INCORPORATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              7615 Metro Boulevard
                             Minneapolis, MN  55439
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        Telephone Number:  (612) 835-5900

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

                                   ___________

As of October 30, 1995, 7,273,256 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                      INDEX



                                                                            Page
                                                                          Number
                                                                          ------


PART I.   FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Balance Sheets
                September 30, 1995 (Unaudited) and June 30, 1995               1

               Condensed Consolidated Statements of Income
                Three months ended September 30, 1995 and 1994 (Unaudited)     2

               Condensed Consolidated Statements of Cash Flows
                Three months ended September 30, 1995 and 1994 (Unaudited)     3

               Notes to Condensed Consolidated Financial
                Statements (Unaudited)                                         4

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          5-6

                       ANALYSTS INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                           September 30,           June 30,
(In thousands)                                                1995                    1995
                                                         ---------------           ---------
                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                    $ 15,041            $ 12,615
   Accounts receivable, less allowance
     for doubtful accounts                                        42,637              41,706
   Other current assets                                            2,468               2,493
                                                                  ------               -----
Total current assets                                              60,146              56,814

Property and equipment, net                                        5,302               5,020
Other assets                                                       5,855               5,699
                                                                  ------               -----
                                                                $ 71,303           $  67,533
                                                                  ------              ------
                                                                  ------              ------


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable                                             $  7,893             $ 7,241
   Salaries and vacations                                          5,930               6,653
   Income taxes payable                                            1,922                 590
   Other, primarily self-insured health care reserves              3,162               2,563
                                                                  ------              ------

    Total current liabilities                                     18,907              17,047

Long-term liabilities                                              5,495               5,352

Shareholders' equity (Note  2)                                    46,901              45,134
                                                                  ------              ------

                                                               $  71,303          $   67,533
                                                                 -------             -------
                                                                 -------             -------


Note: The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date, and condensed.

            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


(Dollars in thousands                                   Three Months Ended
except per share amounts)                                  September 30
-------------------------                             ---------------------
                                                        1995           1994
                                                        ----           ----
Revenues                                             $73,071        $48,395

Expenses:
  Salaries, contracted
     services and direct charges                      55,312         34,086
  Selling, administrative and other
     operating costs                                  13,373         10,438
                                                      ------         ------

        Total expenses                                68,685         44,524
                                                      ------         ------

Operating income                                       4,386          3,871

Other income                                             258            116
                                                        ----           ----

Income before income taxes                             4,644          3,987

Income taxes                                           1,835          1,555
                                                      ------         ------

Net income                                           $ 2,809        $ 2,432
                                                      ------         ------
                                                      ------         ------

Per common share:
-----------------
  Net income                                       $     .38       $    .34
                                                      ------         ------
                                                      ------         ------


  Dividends paid                                   $     .13       $    .12
                                                      ------         ------
                                                      ------         ------

Average common and common
  equivalent shares outstanding                    7,380,000      7,192,000
                                                   ---------      ---------
                                                   ---------      ---------


            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three Months Ended
                                                           September 30
                                                        -------------------
(Dollars in thousands)                                  1995           1994
----------------------                                  ----           ----

Net cash provided by operating activities             $4,156         $1,969


Cash flows from investing activities:
  Property and equipment additions                      (764)          (434)
  Increase in annuities and cash surrender values        (72)           (79)
                                                        -----           ----
    Net cash used in investing activities               (836)          (513)


Cash flows from financing activities:
  Cash dividends                                        (943)          (853)
  Proceeds from exercise of stock options                 49             24
                                                         ---            ---
    Net cash used in financing activities               (894)          (829)


                                                       -----           ----
Net change in cash and equivalents                     2,426            627

Cash and equivalents at beginning of period           12,615         10,700
                                                      ------         ------

Cash and equivalents at end of period               $ 15,041       $ 11,327
                                                     -------        -------
                                                     -------        -------

            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 30, 1995, the condensed consolidated statements of income for the three month periods ended September 30, 1995 and 1994 and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at September 30, 1995 and for the periods then ended have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1995 annual report to shareholders.

2.        SHAREHOLDERS' EQUITY

                                                       Three Months Ended
                                                       September 30, 1995
                                                       ------------------
                                                         (In thousands)
          Balance at beginning of period                      $ 45,134
          Cash dividends declared:
              August 17, 1995 at $.15 per share                 (1,091)
          Proceeds upon exercise of stock options                   49
          Net income                                             2,809
                                                                ------
          Balance at end of period                            $ 46,901
                                                                ------
                                                                ------

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 Three Months Ended September 30, 1995 and 1994



CHANGES IN FINANCIAL CONDITION

Working capital at September 30, 1995 was $41.2 million, up 3.7% from the $39.8 million at June 30, 1995. This includes cash and cash equivalents of $15.0 million compared to $12.6 million at June 30, 1995 and accounts receivable of $42.6 million compared to $41.7 million at June 30, 1995.

The Company's primary need for working capital is to support accounts receivable resulting from the growth in its business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Over the past years, the Company has been able to support the growth in its business with internally generated funds. The Company's outsourcing contracts with two major customers are not expected to burden working capital, even though the ratio of current assets to current liabilities is likely to decline. This is a consequence of the Company's use of subcontractors to perform substantial amounts of the work and that work not being paid for until after collection from the client.

On August 17, 1995 the Board of Directors increased the Company's regular quarterly dividend to $.15 per share and declared a dividend payable November 15, 1995 to shareholders of record on October 31, 1995.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by its operations and the payment of quarterly dividends.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 1995 increased 51% over the same period a year ago. This revenue increase resulted primarily from increases in billable hours of service rendered to clients, of which approximately $12.4 million is attributable to a major outsourcing contract which became effective June 1, 1995. Rate increases have not contributed significantly to the revenue increase because prevailing competitive conditions in the industry have made it difficult for the Company to increase the hourly rates it charges for services.

Personnel totalled 3,350 at September 30, 1995, compared to 2,800 at September 30, 1994, an increase of 19.6%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the
Company's direct labor cost, were    75.7% of revenues for the three months
ended September 30, 1995 compared to 70.4% for the same period a year ago. This category of expense includes the fees for the contracted services of subcontractors who are necessary to support the Company with the major outsourcing contract referred to above. Excluding both revenues and fees for the contracted services of subcontractors, this category of expense as a percentage of revenue would be at 71.3%, compared to 70.4% for the same quarter in fiscal 1995. While the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level because intense competition for business can adversely affect rate increases and competition for technical personnel makes it difficult to control labor costs.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 18.3% of revenues for the three months ended September 30, 1995 compared to 21.6% for the same period
a year ago.   Excluding the $12.4 million of revenue realized from the
outsourcing contract referred to above, this percentage would have been 22.0%. While the Company has been successful in controlling selling, administrative and other operating costs and is committed to careful cost management, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

PART II.  OTHER INFORMATION

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 11 - Computation of Net Income Per Share.

          (b) There were no reports on Form 8-K filed for the three months ended September 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                     ANALYSTS INTERNATIONAL CORPORATION
                                                         (Registrant)




Date  November 13, 1995              By /s/ Gerald M. McGrath
      -----------------                ----------------------------------
                                       Gerald M. McGrath
                                       Treasurer and Chief Financial Officer

Date  November 13, 1995              By /s/ Marti R. Charpentier
      -----------------                ----------------------------------
                                       Marti R. Charpentier
                                       Controller and Assistant
                                       Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT NUMBER EXHIBIT       EXHIBIT               PAGE NO.*


   11                    Computation of Net Income Per Share



* Page numbers in the sequential numbering system of the manually signed original report.