Form 10-Q
period 1995-12-31
ANALYSTS INTERNATIONAL CORP
filed 1996-02-09
CIK 6292

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q

                                   ___________


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                                   ___________


          For the quarter ended:                  Commission file number:
            December 31, 1995                               0-4090
                                   ___________


                       ANALYSTS INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Minnesota                                 41-0905408
(STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              7615 Metro Boulevard
                             Minneapolis, MN  55439
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        Telephone Number:  (612) 835-5900

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

                                   ___________

As of January 31, 1996, 7,293,779 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                      INDEX




                                                                            Page
                                                                          NUMBER


PART I.   FINANCIAL INFORMATION:

          Item 1.  Condensed Consolidated Balance Sheets
                   December 31 1995 (Unaudited) and June 30, 1995              1

                   Condensed Consolidated Statements of Income
                   Three and six months ended December 31, 1995 and 1994
                   (Unaudited)                                                 2

                   Condensed Consolidated Statements of Cash Flows
                   Six months ended December 31, 1995 and 1994 (Unaudited)     3

                   Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                      4

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       5-6

                       ANALYSTS INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                               December 31,        June 30,
(In thousands)                                    1995               1995
--------------                               -----------------    -----------
                                               (Unaudited)
Current assets:
  Cash and cash equivalents                    $    13,188           $    12,615
  Accounts receivable, less allowance
   for doubtful accounts                            42,898                41,706
  Other current assets                               2,545                 2,493
                                                    ------                ------
   Total current assets                             58,631                56,814

Property and equipment, net                          5,714                 5,020

Other assets                                         6,011                 5,699
                                                    ------                ------
                                                $   70,356           $    67,533
                                                    ------                ------
                                                    ------                ------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    7,397           $     7,241
  Salaries and vacations                             5,062                 6,653
  Dividend payable                                   1,091                   943
  Income taxes payable                                  90                   590
  Other, primarily self-insured health
   care reserves                                     2,355                 1,620
                                                    ------                ------
   Total current liabilities                        15,995                17,047

Long-term liabilities                                5,635                 5,352

Shareholders' equity (Note  2)                      48,726                45,134
                                                    ------                ------
                                                $   70,356           $    67,533
                                                    ------                ------
                                                    ------                ------

Note:   The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date, and condensed.


            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


(Dollars in thousands                    Three Months Ended                          Six Months Ended
except per share amounts)                   December 31                                 December 31
-------------------------          -------------------------------      ----------------------------------------
                                       1995             1994                      1995               1994
Revenues                             $78,786          $50,719                   $151,857            $99,114

Expenses:
  Salaries, contracted
    services and direct charges       60,198           35,919                    115,510             70,005
  Selling, administrative and other
     operating costs                  14,086           10,670                     27,459             21,108
                                     -------          -------                    -------            -------

      Total expenses                  74,284           46,589                    142,969             91,113
                                     -------          -------                    -------            -------

Operating income                       4,502            4,130                      8,888              8,001

Other income                             262              143                        520                259
                                     -------          -------                    -------            -------

Income before income taxes             4,764            4,273                      9,408              8,260

Income taxes                           1,882            1,665                      3,717              3,220
                                     -------          -------                    -------            -------

Net income                          $  2,882         $  2,608                   $  5,691           $  5,040
                                     -------          -------                    -------            -------
                                     -------          -------                    -------            -------
PER COMMON SHARE:
  Net income                        $    .39         $    .36                   $    .77           $    .70
                                     -------          -------                    -------            -------
                                     -------          -------                    -------            -------

  Dividends paid                    $    .15         $    .13                   $    .28           $    .25
                                     -------          -------                    -------            -------
                                     -------          -------                    -------            -------

Average common and common
  equivalent shares outstanding    7,392,000        7,258,000                  7,386,000          7,225,000
                                   ---------        ---------                  ---------          ---------
                                   ---------        ---------                  ---------          ---------




            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                              December 31
                                                       ------------------------
(Dollars in thousands)                                 1995                1994
----------------------                                 ----                ----
Net cash provided by operating activities          $   4,383            $  4,629


Cash flows from investing activities:
  Property and equipment additions                    (1,715)               (659)
  Increase in annuities and cash surrender values       (144)               (138)
                                                       -----               -----
    Net cash used in investing activities             (1,859)               (797)


Cash flows from financing activities:
  Cash dividends                                      (2,035)             (1,787)
  Proceeds from exercise of stock options                 84                 485
                                                       -----               -----
    Net cash used in financing activities             (1,951)             (1,302)


                                                       -----               -----
Net change in cash and equivalents                       573               2,530
Cash and equivalents at beginning of period           12,615              10,700
                                                      ------              ------

Cash and equivalents at end of period               $ 13,188            $ 13,230
                                                     -------             -------
                                                     -------             -------




            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of December 31, 1995, the condensed consolidated statements of income for the three month and six month periods ended December 31, 1995 and 1994 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at December 31, 1995 and for the periods then ended have been made.

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

2.    SHAREHOLDERS' EQUITY

                                                     Six Months Ended
                                                     December 31, 1995
                                                     -----------------
                                                       (In thousands)
       Balance at beginning of period                      $ 45,134
       Cash dividends declared:
          August 17, 1995 at $.15 per share                  (1,091)
          December 13, 1995 at $.15 per share                (1,092)
       Proceeds upon exercise of stock options                   84
       Net income                                             5,691
                                                            -------
       Balance at end of period                            $ 48,726
                                                            -------
                                                            -------

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Six Months Ended December 31, 1995 and 1994



CHANGES IN FINANCIAL CONDITION

Working capital at December 31, 1995 was $42.6 million, up 7.2% from the $39.8 million at June 30, 1995. This includes cash and cash equivalents of $13.2 million compared to $12.6 million at June 30, 1995 and accounts receivable of $42.9 million compared to $41.7 million at June 30, 1995.

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

On December 13, 1995 the Board of Directors declared a regular quarterly dividend of $.15 per share payable February 15, 1996 to shareholders of record on January 31, 1996.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by its operations and the payment of quarterly dividends.

RESULTS OF OPERATIONS

Revenues for the six months ended December 31, 1995 and for the quarter then ended increased 53.2% and 55.3 %, respectively, over the same periods a year
ago.   For the six month period and quarter ended December 31, 1995, approximately $26.7 million and $14.3 million, respectively, of the increases are attributable to a major outsourcing contract which became effective June 1, 1995. The remaining revenue increases resulted primarily from increases in billable hours of service rendered to clients. Rate increases have not contributed significantly to the revenue increase because prevailing competitive conditions in the industry have made it difficult for the Company to increase the hourly rates it charges for services.

Personnel totalled 3,550 at December 31, 1995, compared to 2,825 at December 31, 1995, an increase of 25.7%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 76.1% of revenues for the six months ended December 31, 1995 compared to 70.6% for the same period a year ago. These costs for the quarters ended December 31, 1995 and 1994 were 76.4% and 70.8%, respectively. This category of expense includes the fees for the contracted services of subcontractors who are necessary to support the Company with the major outsourcing contract referred to above. Excluding both revenues and fees for the contracted services of subcontractors, this category of expense as a percentage of revenue would be at 71.7% and 72.0%, respectively, for the six months and quarter ended December 31, 1995 compared to 70.6% and 70.8%, respectively, for the comparable periods in fiscal 1995. While the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level because intense competition for business can adversely affect rate increases and competition for technical personnel makes it difficult to control labor costs.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 18.1% of revenues for the six months ended December 31, 1995 compared to 21.3% for the same period a
year ago.   For the quarter ended December 31, 1995 these costs were 17.9%
compared to 21.0% for the same quarter last year.   Excluding the $26.7 million
and $14.3 million, respectively, of revenue realized from the outsourcing contract referred to above, for the six months and quarter ended December 31, 1995, this percentage would have been 21.9% and 21.8%, respectively. While the Company has been successful in controlling selling, administrative and other operating costs and is committed to careful cost management, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

PART II.  OTHER INFORMATION

      Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the annual meeting of shareholders held October 17, 1995, the following action was taken:

      (a) Election of directors.

          The following nominees, all of whom were listed in the company's proxy statement prepared in accordance with Regulation 14(a), were elected:

                 Nominee            Votes for    Authority Withheld
                 -------            ---------    ------------------
                 V. C. Benda        6,782,148       15,470

                 W. K. Drake        6,779,611       18,008

                 F. W. Lang         6,781,287       16,332

                 M. A. Loftus       6,781,149       16,469

                 E. M. Mahoney      6,782,203       15,415

                 R. Prince          6,782,318       15,300

      (b) Ratification of auditors.

          The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

                 In favor            6,721,440

                 Against                16,891

                 Abstain                25,431

          Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibit 11 - Computation of Net Income Per Share.

          (b) There were no reports on Form 8-K filed for the six months ended December 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        ANALYSTS INTERNATIONAL CORPORATION
                                                   (Registrant)




Date  February 13, 1996                 By /s/ Gerald M. McGrath
     -------------------                   ------------------------------------
                                        Gerald M. McGrath
                                        Treasurer and Chief Financial Officer

Date  February 13, 1996                 By /s/ Marti R. Charpentier
     -------------------                   ------------------------------------

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