Form 10-Q/A
period 1995-12-31
ANALYSTS INTERNATIONAL CORP
filed 1996-03-22
CIK 6292

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QA

                                  ----------

                             Amendment Number One
                 Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                                  ----------

For the quarter ended:                                 Commission file number:
 December 31, 1995                                             0-4090

                                  ----------

                      ANALYSTS INTERNATIONAL CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        MINNESOTA                                      41-0905408
(STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)

                             7615 Metro Boulevard
                             Minneapolis, MN 55439
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        Telephone Number: (612) 835-5900

                                  ----------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment number one to be signed on its behalf by the undersigned there unto duly authorized.

                                      ANALYSTS INTERNATIONAL CORPORATION
                                      ----------------------------------
                                                 (Registrant)


Date  March 21, 1996                  By  /s/ Marti R. Charpentier
      --------------                      ------------------------------
                                          Marti R. Charpentier
                                          Controller and Assistant
                                          Treasurer (Chief Accounting Officer)

                                EXHIBIT INDEX


Exhibit Number                     Exhibit
--------------                     -------

    27                    Financial Data Schedule