Form 10-Q
period 1996-03-31
ANALYSTS INTERNATIONAL CORP
filed 1996-05-10
CIK 6292

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549



                                      FORM 10-Q

                                     ___________


                    Quarterly Report Under Section 13 or 15(d) of
                         The Securities Exchange Act of 1934


                                     ___________


    For the quarter ended:                  Commission file number:
        March 31, 1996                               0-4090
                                     ___________


                          ANALYSTS INTERNATIONAL CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Minnesota                                      41-0905408
    (STATE OF INCORPORATION)                (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                 7615 Metro Boulevard
                                Minneapolis, MN  55439
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                          Telephone Number:  (612) 835-5900

                                     ___________


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X       No
                                     ---          ---
                                     ___________

As of April 26, 1996, 7,298,040 shares of the Registrant's Common Stock were outstanding.

                          ANALYSTS INTERNATIONAL CORPORATION

                                        INDEX




                                                                            Page
                                                                          Number
                                                                          ------


PART I.  FINANCIAL INFORMATION:

  Item 1.   Condensed Consolidated Balance Sheets
            March 31, 1996 (Unaudited) and June 30, 1995                     1

            Condensed Consolidated Statements of Income
            Three and nine months ended March 31, 1996 and 1995 (Unaudited)  2

            Condensed Consolidated Statements of Cash Flows
            Nine months ended March 31, 1996 and 1995 (Unaudited)            3

            Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                         4

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          5-6

                          ANALYSTS INTERNATIONAL CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                               March 31,            June 30,
(IN THOUSANDS)                                                  1996                  1995
                                                              (Unaudited)
                                                              ----------            --------
Current assets:
  Cash and cash equivalents                                     $  18,974           $  12,615
  Accounts receivable, less allowance
    for doubtful accounts                                          46,935              41,706
  Other current assets                                              2,732               2,493
                                                                   ------              ------
    Total current assets                                           68,641              56,814

Property and equipment, net                                         5,470               5,020
Other assets                                                        6,270               5,699
                                                                   ------              ------
                                                                $  80,381           $  67,533
                                                                 --------              ------
                                                                 --------              ------

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $  13,452           $   7,241
  Salaries and vacations                                            7,057               6,653
  Dividend payable                                                  1,094                 943
  Income taxes payable                                                394                 590
  Other, primarily self-insured health care reserves                1,450               1,620
                                                                   ------              ------
    Total current liabilities                                      23,447              17,047

Long-term liabilities                                               5,815               5,352

Shareholders' equity (Note  2)                                     51,119              45,134
                                                                   ------              ------
                                                                $  80,381           $  67,533
                                                                 --------              ------
                                                                 --------              ------

    Note: The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date, and condensed.


              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)


(DOLLARS IN THOUSANDS                              Three Months Ended            Nine Months Ended
EXCEPT PER SHARE AMOUNTS)                               March 31                     March 31
                                              -------------------------     -------------------------
                                                1996           1995           1996           1995
                                                ----           ----           ----           ----
Revenues                                     $  85,976      $  55,220      $ 237,833      $ 154,334

Expenses:
  Salaries, contracted
     services and direct charges                65,984         39,140        181,494        109,145
  Selling, administrative and other
     operating costs                            14,709         11,572         42,168         32,680
                                              ---------      ---------      ---------      ---------

        Total expenses                          80,693         50,712        223,662        141,825
                                              ---------      ---------      ---------      ---------

Operating income                                 5,283          4,508         14,171         12,509

Other income                                       281            226            801            485
                                              ---------      ---------      ---------      ---------

Income before income taxes                       5,564          4,734         14,972         12,994

Income taxes                                     2,226          1,867          5,943          5,087
                                              ---------      ---------      ---------      ---------

Net income                                   $   3,338      $   2,867      $   9,029      $   7,907
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

PER COMMON SHARE:
  Net income                                 $     .45      $     .39      $    1.22      $    1.09
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

  Dividends paid                             $     .15      $     .13      $     .43      $     .38
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

Average common and common
 equivalent shares outstanding               7,410,000      7,297,000      7,394,000      7,249,000
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------



              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                              Nine Months Ended
                                                                 March 31
                                                             -------------------
(DOLLARS IN THOUSANDS)                                      1996           1995
- ----------------------                                      ----           ----
Net cash provided by operating activities                $11,600        $ 6,024

Cash flows from investing activities:
  Property and equipment additions                        (2,062)        (1,094)
  Increase in annuities and cash surrender values           (286)          (197)
                                                          -------        -------
    Net cash used in investing activities                 (2,348)        (1,291)

Cash flows from financing activities:
  Cash dividends                                          (3,129)        (2,727)
  Proceeds from exercise of stock options                    236            859
                                                          -------        -------
    Net cash used in financing activities                 (2,893)        (1,868)
                                                          -------        -------
Net change in cash and equivalents                         6,359          2,865

Cash and equivalents at beginning of period               12,615         10,700
                                                          -------        -------

Cash and equivalents at end of period                    $18,974        $13,565
                                                          -------        -------
                                                          -------        -------


              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

    1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of income for the three month and nine month periods ended March 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at March 31, 1996 and for the periods then ended have been made.

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

    2.   SHAREHOLDERS' EQUITY

                                                         Nine Months Ended
                                                         March 31, 1996
                                                       ------------------
                                                         (In thousands)

         Balance at beginning of period                       $45,134
         Cash dividends declared:
              August 17, 1995 at $.15 per share                (1,091)
              December 13, 1995 at $.15 per share              (1,092)
              February 15, 1996 at $.15 per share              (1,097)
         Proceeds upon exercise of stock options                  236
         Net income                                             9,029
                                                              -------
         Balance at end of period                             $51,119
                                                              -------
                                                              -------

Item 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      Nine Months Ended March 31, 1996 and 1995



CHANGES IN FINANCIAL CONDITION

Working capital at March 31, 1996 was $45.2 million, up 14% from the $39.8 million at June 30, 1995. This includes cash and cash equivalents of $19.0 million compared to $12.6 million at June 30, 1995 and accounts receivable of $46.9 million compared to $41.7 million at June 30, 1995.

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

On February 15, 1996 the Board of Directors declared a regular quarterly dividend of $.15 per share payable May 15, 1996 to shareholders of record on April 30, 1996.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by its operations and the payment of quarterly dividends.

RESULTS OF OPERATIONS

Revenues for the nine months ended March 31, 1996 and for the quarter then ended increased 54.1% and 55.7%, respectively, over the same periods a year ago.
For the nine month period and quarter ended March 31, 1996, approximately $42.1 million and $15.4 million, respectively, of the increases are attributable to a major outsourcing contract which became effective June 1, 1995. The remaining revenue increases resulted primarily from increases in billable hours of service rendered to clients. Rate increases have not contributed significantly to the revenue increase because prevailing competitive conditions in the industry have made it difficult for the Company to increase the hourly rates it charges for services.

Personnel totalled 3,670 at March 31, 1996, compared to 2,950 at March 31, 1995, an increase of 24.4%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 76.3% of revenues for the nine months ended March 31, 1996 compared to 70.7% for the same period a year ago. These costs for the quarters ended March 31, 1996 and 1995 were 76.7% and 70.9%, respectively. This category of expense includes the fees for the contracted services of subcontractors who are necessary to support the Company with the major outsourcing contract referred to above. Excluding both revenues and fees for the contracted services of subcontractors, this category of expense as a percentage of revenue would be at 71.9% and 72.3%, respectively, for the nine months and quarter ended March 31, 1996 compared to 70.7% and 70.9%, respectively, for the comparable periods in fiscal 1995. While the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level because intense competition for business can adversely affect rate increases and competition for technical personnel makes it difficult to control labor costs.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 17.7 % of revenues for the nine months ended March 31, 1996 compared to 21.2% for the same period a
year ago.   For the quarter ended March 31, 1996 these costs were 17.1% compared
to 21.0% for the same quarter last year.   Excluding the $42.1 million and $15.4
million, respectively, of revenue realized from the outsourcing contract referred to above, for the nine months and quarter ended March 31, 1996, this percentage would have been 21.5% and 20.9%, respectively. While the Company has been successful in controlling selling, administrative and other operating costs and is committed to careful cost management, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

PART II.  OTHER INFORMATION

         Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 11 - Computation of Net Income Per Share.

              Exhibit 27 - Financial Data Schedule

         (b) There were no reports on Form 8-K filed for the nine months ended March 31, 1996.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                  ANALYSTS INTERNATIONAL CORPORATION
                                   ----------------------------------
                                             (Registrant)




Date  May 10, 1996                     By /s/ Gerald M. McGrath
     --------------                  -------------------------------------
                                    Gerald M. McGrath
                                    Treasurer and Chief Financial Officer

Date  May 10 , 1996               By /s/ Marti R. Charpentier
     ---------------                 ---------------------------------------
                                    Marti R. Charpentier
                                    Controller and Assistant
                                    Treasurer (Chief Accounting Officer)

                                    EXHIBIT INDEX


Exhibit Number                       Exhibit                     Page No.*
- --------------                       -------                     ---------

 11                Computation of Net Income Per Share               13

 27                Financial Data Schedule                           15




* Page numbers in the sequential numbering system of the manually signed original report.