Form 10-K
period 1996-06-30
ANALYSTS INTERNATIONAL CORP
filed 1996-09-26
CIK 6292

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             (X)  Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934
                     For the Fiscal Year Ended June 30, 1996
                                               -------------
                                       OR
            (  ) Transition Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                         Commission file number  0-4090
                                                 ------

                      ANALYSTS INTERNATIONAL CORPORATION
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                      41-0905408
- -------------------------------                        --------------------
(State or other jurisdiction of                        ( I.R.S. Employer
 incorporation or organization)                        Identification No.)

7615 Metro Boulevard, Minneapolis, Minnesota                         55439
- --------------------------------------------                     ------------
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
Yes   X   No
    -----      ------

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of August 30, 1996 was $244,684,329 based upon the closing price as reported by Nasdaq.

As of August 30, 1996 there were 7,326,281 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference are (i) portions of the annual report to shareholders for the year ended June 30, 1996 (Parts I and II) and (ii) proxy statement dated September 5, 1996 (Part III).

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

SOFTWARE SERVICES

     Software services offered by the registrant include consulting, project management, systems analysis and design, programming, software maintenance and training.

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

     The registrant provides its services to a wide range of industries. Its fiscal 1996 revenues were derived from services rendered to customers in the following industry groups:

                                                             Approximate Percent
                                                  Industry GroupFY 1996 Revenues
                                                  ------------------------------
Telecommunications                                                    29.5%
Electronics                                                           23.6%
Services                                                               9.6%
Manufacturing                                                          8.7%
Oil and Chemical                                                       5.5%
Financial                                                              5.0%
Insurance/Health Care                                                  4.6%
Merchandising                                                          3.6%
Food                                                                   3.2%
Government                                                             1.6%
Power and Utility                                                      1.6%
Transportation                                                         1.3%
Other                                                                  2.2%

The registrant provides a broad range of services to its customer base, and during the year it was involved in a wide variety of projects. Examples of the types of projects in which the registrant was involved in during the fiscal year include: the development of design specifications for updating a Project Management Information System for BASF Corporation; design, development and implementation of a new sales and marketing system for M.A. Hanna Company; and design and development of a new international pricing system for United Van Lines. The registrant's projects continue to involve nearly every type and manufacture of computers and all of the major operating systems.

     The registrant provided services to approximately 840 clients, of which
approximately 320     were new clients, and was engaged in approximately 5,800
different customer projects throughout the fiscal year. Consistent with its practices in prior years, the registrant rendered these services on a time and materials hourly rate basis. Invoices for services rendered are submitted no less frequently than monthly, and payment is due net 30 days.

     During the fiscal year, the registrant rendered services through substantially all of its branch offices to various divisions of International Business Machines Corporation (IBM), the aggregate revenues from which exceeded
10% of the registrant's revenues for the fiscal year.   The loss of IBM would
have a material adverse impact on the registrant. In July of 1995 the registrant was named as one of four primary vendors to IBM in three IBM regions and as one of four secondary vendors in IBM's two other regions under IBM's National Procurement initiative which IBM instituted with the intention of using primary and secondary vendors to provide substantially all of IBM's needs for temporary computer software personnel. IBM's National Procurement initiative requires participating vendors such as the registrant to accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM. During fiscal 1996 the increased volume of business done with IBM more than offset the reduced rate structure, and the registrant believes it is performing satisfactorily under its national contract with IBM. There can be no assurance, however, that volume will continue to offset lower rates, nor can there be assurance the registrant will retain its status as a primary or secondary vendor to IBM under the national contract.

     During the fiscal year, the registrant also rendered services through five
(5) of its branch offices to various divisions of U S West Inc., the aggregate revenues from which exceeded 10% of the registrant's revenues for the fiscal
year.   The loss of U S West Inc. would have a material adverse impact on the
registrant's revenues.   In June of 1995 the registrant entered into a
multi-year agreement with U S West Inc. under which it will be the principal vendor to provide technical personnel to U S West Inc.'s data processing operations. In addition to the approximately 220 programmers and other technical personnel it had on assignment at US West Inc. as of the end of the fiscal year, the registrant is also responsible for managing subcontractors who provide approximately 700 technicians.

     No other customer accounted for more than 10% of the registrant's fiscal 1996 revenues.

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

     During the fiscal year, the registrant maintained branch offices in the following cities: Atlanta, Austin, Boca Raton, Chicago, Cincinnati, Cleveland, Columbus (Ohio), Dallas, Denver, Detroit, Houston, Indianapolis, Kansas City, Lexington (Kentucky), Iselin (New Jersey), Minneapolis, New York City, Omaha, Phoenix, Raleigh/Durham, Rochester (Minnesota), Rochester (New
York),  St. Louis,  San Francisco,  Seattle, Tampa and Tulsa.

     The registrant utilizes its own direct sales force to sell its services.
At the end of the fiscal year, the registrant's sales staff totalled 95 in number. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the registrant's business, and, therefore, the registrant utilizes a recruiting staff to assist with this function, and each branch office employs at least one full time recruiter. At the end of the fiscal year, the registrant's recruiting staff totalled 100 in number.

COMPETITION

     The registrant competes with software consulting divisions of several large companies (including DEC, Andersen Consulting and IBM) on a national basis. These organizations and their software consulting divisions are substantially larger than the registrant in terms of sales volume and personnel and have substantially greater financial resources.

     The registrant also competes with other national software services companies such as Computer Task Group, CGA and Keane Inc., which are larger than the registrant, and several other national software services companies (including Computer Horizons and Computer Data Systems, Inc.) which are smaller than the registrant.

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

PERSONNEL

     The registrant has approximately 3,770 personnel. Of these, approximately 3,200 are systems analysts, computer programmers and other technical personnel whose services are billable to clients. Several years of programming experience is generally a prerequisite to employment with the registrant.

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

ITEM 2.  PROPERTIES

     The principal executive office of the registrant is located at 7615 Metro Boulevard, Minneapolis, Minnesota 55439, in a 15,000 square foot office building which is owned by the registrant. All branch offices and field offices are held under leases with varying expiration dates ranging from 30 days to 8 years. See Note G of Notes to Consolidated Financial Statements at page 21 of the registrant's 1996 Annual Report to Shareholders.

ITEM 3.   LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the registrant is a party to or which any of its property is subject, other than ordinary routine litigation incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of the registrant's 1996 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

Name                     Age            Title
- -----                    ---            ------
Frederick W. Lang        72             Chairman and Chief Executive Officer
                                        since 1989; President and Chief
                                        Executive Officer from 1966-1989;
                                        Treasurer from 1987-1989.

Victor C. Benda          65             President and Chief Operating Officer
                                        since 1989, Executive Vice President
                                        from 1983 to 1989, Senior Vice President from 1980 to 1983, Vice President from
                                        1967 to 1980.

Thomas R. Mahler         50             Secretary since 1979; General Counsel
                                        since 1982.

Gerald M. McGrath        57             Treasurer since 1989; Vice President,
                                        Finance since 1988; Assistant Treasurer
                                        from 1976 to 1989; Controller from 1966
                                        to 1989.

Terms of office expire October 17, 1996.

                                     PART II

The following portions of the registrant's annual report to shareholders for the fiscal year ended June 30, 1996 are incorporated by reference in response to Items 5, 6, 7 and 8 as follows:

Items in Form 10-K     Caption or Section and Page in Annual Report
- ------------------     ---------------------------------------------------------
     5                 Market Price Ranges on Common Stock             23

     6                 Five Year Summary                               22

     7                 Management's Discussion and Analysis         14-15

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

                                    PART III

     The information regarding executive officers required by Item 10 is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K. Other information called for in Part III, including information regarding directors (Item 10), executive compensation (Item 11) and security ownership of certain beneficial owners and management (Item 12), is set forth in the registrant's definitive proxy statement for the annual meeting of shareholders to be held October 17, 1996, filed pursuant to Regulation 14A, as follows:

Items in Form 10-K  Caption and Page in Definitive Proxy Statement
- ------------------  ----------------------------------------------
     10             Election of Directors                            2-3

     11             Board Committees and Compensation and
                    Executive Compensation                       3, 7-11

     12             Election of Directors and Principal
                    Shareholders                                 2-3, 13

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1996:

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

                                     PART IV

ITEM 14 EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                       A.1  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements of Analysts International Corporation and its subsidiary and the related independent auditors' report are included on the following pages of its annual report to shareholders for the fiscal year ended June 30, 1996:

                                                       Pages in Annual Report
                                                       ----------------------

Consolidated Balance Sheets at June 30, 1996 and 1995                 16

Consolidated Statements of Income for each of the
three years in the period ended June 30, 1996                         17

Consolidated Statements of Cash Flows for each of the
three years in the period ended June 30, 1996                         18

Consolidated Statements of Shareholders' Equity for
each of the three years in the period ended June 30, 1996             19

Notes to Consolidated Financial Statements                         20-21

Independent Auditors' Report                                          22

                      A.2  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                                                                 Page Herein
                                                                 -----------

Independent Auditors' Report                                          18

Schedule II.  Valuation and Qualifying Accounts                       19

Other consolidated financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

                                 A.3   EXHIBITS

Exhibit Number                                                      Exhibit Page
- --------------                                                      ------------
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

     4-c First Amendment to Rights Agreement dated as of May 8,1990 between Analysts International Corporation and Norwest Bank Minnesota, N.A. as Rights Agent (Exhibit 4(c) to Annual Report on Form 10-K for fiscal year 1991, Commission File No. 0-4090, incorporated by reference).

     4-d       Second Amendment to Rights Agreement dated as of
               April 30, 1996 between Analysts International
               Corporation and Norwest Bank Minnesota as Rights
               Agent.

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

    10-c       Deferred Compensation Plan (Exhibit 10-g to Annual
               Report on Form 10-K for fiscal year 1984, Commission File No. 0-4090, incorporated by reference).

                          A.3   EXHIBITS (con't)

Exhibit Number                                                      Exhibit Page
- --------------                                                      ------------
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

    11         Calculations of Earnings Per Share.

    13         1996 Annual Report to Shareholders.

    21         Subsidiaries of Registrant.

    23         Independent Auditors' Consent.

    24         Powers of Attorney.

    27         Financial Data Schedule

B.  REPORTS ON FORM 8-K

    There were no reports on Form 8-K for the three months ended June 30, 1996.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE


Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

We have audited the consolidated financial statements of Analysts International Corporation and its subsidiary as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 15, 1996; such financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiary, listed in Item
14 a.2. This financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
August  15, 1996

                       ANALYSTS INTERNATIONAL CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                         Balance at             Charged to        Deductions         Balance
                                          beginning              costs and            net of          at end
                                          of period               expenses        recoveries       of period
Description                             -----------           ------------       -----------      ----------
- -----------
Allowance for doubtful accounts:
Year ended June 30, 1996              $550,000                  $108,000           $158,000         $500,000
Year ended June 30, 1995               600,000                   171,000            221,000          550,000
Year ended June 30, 1994               450,000                   262,000            112,000          600,000

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   ANALYSTS   INTERNATIONAL   CORPORATION



                                   BY /s/ F.W. Lang
                                      -------------------------------

DATE September 27, 1996               F. W. Lang, Chairman
     ------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                                    Title                          Date
- ---------
/s/           F. W. Lang         Chairman & Chief Executive Officer
- ------------------------          (Principal Executive Officer)
               F.W. Lang


/s/        G. M. McGrath         Vice President, Finance and Treasurer
- ------------------------          (Principal Finance and Accounting
           G. M. McGrath            Officer)


/s/          V. C. Benda         President and Chief
- ------------------------          Operating Officer
             V. C. Benda*


                                                                              September 27, 1996
/s/          W. K. Drake                 Director
- ------------------------
             W. K. Drake*

/s/         M. A. Loftus                 Director
- ------------------------
            M. A. Loftus*

 /s/       E. M. Mahoney                 Director
- ------------------------
           E. M. Mahoney*

 /s/        R. L. Prince                 Director
- ------------------------
            R. L. Prince*


*F.W. Lang, by signing his name hereto, hereby signs this form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.



                                                /s/ F. W. Lang
                                                ------------------------
                                                F. W. Lang, Chairman

                                  EXHIBIT INDEX

Exhibit Number                                                         Page No.*
- --------------                                                         ---------
     4-d            Second Amendment to Rights Agreement

     11             Calculations of Earnings Per Share.

     13             1996 Annual Report to Shareholders.

     21             Subsidiaries of Registrant.

     23             Independent Auditors' Consent.

     24             Powers of Attorney.

     27             Financial Data Schedule

- ----------------------------
*Reference is to the page number in the sequential numbering system.

For a list of exhibits incorporated by reference and not filed with this Form 10-K, see Item 14 a.3 at pages 16-17 of this Form 10-K.