Form 10-K/A
period 1996-06-30
ANALYSTS INTERNATIONAL CORP
filed 1996-09-27
CIK 6292

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

   The following information relating to the Analysts International Corporation Savings and Investment Plan and required by Form 11-K for the Plan year ended June 30, 1996 is included as part of the registrants annual report on Form 10-K, as permitted by Rule 15d-21.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Analysts International Corporation

                                   By:  /s/ Thomas R. Mahler
                                        -----------------------------------
                                        Thomas R. Mahler
                                        Secretary and General Counsel

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN
                       ----------------------------------

                                      INDEX
                                      -----
                                                                       Page
                                                                       ----


INDEPENDENT AUDITORS' REPORT                                              1

FINANCIAL STATEMENTS - Years ended June 30, 1996 and 1995:

    Statements of net assets available for plan benefits                  2
    Statements of changes in net assets available for
        plan benefits                                                     3
    Supplemental statements of changes in net assets available
        for plan benefits by type of fund                                 4
    Notes to financial statements                                       5-7

SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO THE
    REQUIREMENTS OF FORM 5500:
        I.  Item 27a - Schedule of Assets Held for Investment
                Purposes, as of June 30, 1996                             9
        II. Item 27d - Schedule of Reportable Transactions
                for the Year Ended June 30, 1996                         10

INDEPENDENT AUDITORS' REPORT
- ----------------------------


Savings and Investment Plan Committee
Analysts International Corporation
Minneapolis, Minnesota


We have audited the accompanying statements of net assets available for plan benefits of Analysts International Corporation Savings and Investment Plan (the
Plan) as of June 30, 1996 and 1995 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for plan benefits as of June 30, 1996 and 1995 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information by fund for the years ended June 30, 1996 and 1995, the supplemental schedules of Assets Held for Investment Purposes as of June 30, 1996 and Reportable Transactions for the year ended June 30, 1996 are presented for purposes of additional analysis of the basic financial statements and for complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. This supplemental information is the responsibility of the Plan's management. The supplemental information and schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Minneapolis, Minnesota
August 23, 1996                             /s/ Deloitte & Touche LLP

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN
                       -----------------------------------

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
              ----------------------------------------------------




                                                            June 30
                                                  ---------------------------
                                                      1996           1995
                                                  ------------   ------------
ASSET - Investments, stated at market
  value (Notes A, E and F)                         $55,968,103    $37,166,957
                                                  ------------   ------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS             $55,968,103    $37,166,957
                                                  ------------   ------------
                                                  ------------   ------------



          See notes to financial statements and supplemental schedules.

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN
                       ----------------------------------

                       STATEMENTS OF CHANGES IN NET ASSETS
                           AVAILABLE FOR PLAN BENEFITS
                       -----------------------------------


                                                Year Ended June 30
                                           ----------------------------
                                               1996           1995
                                           -------------  -------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS,
   beginning of year                        $37,166,957    $25,928,954

ADDITIONS:
   Investment income                          2,554,008      1,615,588
   Contributions by employer                    611,046        580,731
   Contributions by participants              8,993,993      6,756,752
   Net appreciation in market value
     of investments                          10,133,862      5,442,754

                                           ------------   ------------
                                             22,292,909     14,395,825

DEDUCTIONS:

   Distributions to employer                    116,725              -
   Distributions to participants              3,375,038      3,157,822
                                           ------------   ------------
NET ADDITIONS                                18,801,146     11,238,003
                                           ------------   ------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
   end of year                              $55,968,103    $37,166,957
                                           ------------   ------------
                                           ------------   ------------



                     See notes to financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN
                           ---------------------------

                       STATEMENTS OF CHANGES IN NET ASSETS
                       AVAILABLE FOR PLAN BENEFITS BY FUND
                       -----------------------------------

                       YEARS ENDED JUNE 30, 1996 AND 1995
                       ----------------------------------

                                                                                                               OTC
                                            Money    U.S. Govt.  High Yield  Growth &   Voyager    Global    Emerging
                                            Market      Trust       Trust     Income     Fund      Growth     Growth
                                            ------      -----       -----     ------     ----      ------     ------
NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1994                      1,913,977  2,549,164  2,978,801  6,025,243  6,707,157   763,369    485,142

ADDITIONS:
 Investment Income                           102,808    187,437    322,438    410,449    325,651    33,446     55,221
 Contributions by employer
 Contributions by participants               388,495    502,699    637,742  1,455,651  1,892,638   630,520    486,763
 Loan payments                                25,666     47,267     51,204     97,349    141,260    54,608     50,220
 Net appreciation (depreciation) in
   market value of investments                           85,635   (116,897)   914,565  1,789,322    31,072    219,095
                                           ---------------------------------------------------------------------------
                                             516,969    823,038    894,487  2,878,014  4,148,871   749,646    811,299

DEDUCTIONS:
 Distributions to participants               322,599    372,016    422,444    696,156    670,922   115,938     84,055
 Loan withdrawals                             38,000     40,547     74,591    130,577    258,759    26,003      6,750
                                           ---------------------------------------------------------------------------
                                             360,599    412,563    497,035    826,733    929,681   141,941     90,805

INTERFUND TRANSFERS                          296,779   (186,888)  (105,613)  (174,178)   (25,571)  (72,961)   302,989
                                           ---------------------------------------------------------------------------

NET ADDITIONS                                453,149    223,587    291,839  1,877,103  3,193,619   534,744  1,023,483
                                           ---------------------------------------------------------------------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1995                      2,367,126  2,772,751  3,270,640  7,902,346  9,900,776 1,298,113  1,508,625

ADDITIONS:
 Investment Income                           128,514    197,802    343,510    647,744    660,972    88,376    253,338
 Contributions by employer
 Contributions by participants               403,406    446,327    620,466  1,855,702  2,389,963   894,146  1,101,997
 Loan payments                                51,907     50,846     61,479    117,674    158,321    36,726     47,777
 Net appreciation (depreciation) in
   market value of investments                          (59,499)    40,213  1,498,609  2,823,551   221,931    773,961
                                           ---------------------------------------------------------------------------
                                             583,827    635,476  1,065,668  4,119,729  6,032,807 1,241,179  2,177,073

DEDUCTIONS:
 Distributions to employer
 Distributions to participants               394,718    327,985    197,029    568,598    924,447   199,576    235,041
 Loan withdrawals                             65,442     77,663     80,539    184,770    232,959    49,205     62,797
                                           ---------------------------------------------------------------------------
                                             460,160    405,648    277,568    753,368  1,157,406   248,781    297,838


INTERFUND TRANSFERS                          527,055   (281,648)  (369,230)    90,494     71,732   (54,431)   637,792
                                           ---------------------------------------------------------------------------

NET ADDITIONS                                650,722    (51,820)   418,870  3,456,855  4,947,133   937,967  2,517,027
                                           ---------------------------------------------------------------------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1996                      3,017,848  2,720,931  3,689,510 11,359,201 14,847,909 2,236,080  4,025,652


                                          Loan                 AiC
                                          Fund     Pending    Stock
                                          ----     -------    -----
NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1994                    594,216           3,911,885

ADDITIONS:
 Investment Income                        43,803             134,335
 Contributions by employer                                   580,731
 Contributions by participants                               762,244
 Loan payments                          (599,795)            103,221
 Net appreciation (depreciation) in
   market value of investments                             2,519,962
                                        ----------------------------
                                        (555,992)          4,100,493

DEDUCTIONS:
 Distributions to participants            26,060             447,632
 Loan withdrawals                       (677,408)             73,181
                                        ----------------------------
                                        (651,348)            520,813

INTERFUND TRANSFERS                                 9,271    (43,828)
                                        ----------------------------

NET ADDITIONS                             95,356    9,271  3,535,852
                                        ----------------------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1995                    689,572    9,271  7,447,737

ADDITIONS:
 Investment Income                        60,902             172,850
 Contributions by employer                                   611,046
 Contributions by participants                             1,281,986
 Loan payments                          (572,408)             47,678
 Net appreciation (depreciation) in
   market value of investments                             4,835,096
                                        ----------------------------
                                        (511,506)          6,948,656

DEDUCTIONS:
 Distributions to employer                                   116,725
 Distributions to participants            40,943             486,701
 Loan withdrawals                       (853,093)             99,718
                                        ----------------------------
                                        (812,150)            703,144

INTERFUND TRANSFERS                                (9,271)  (612,493)
                                        ----------------------------

NET ADDITIONS                            300,644   (9,271) 5,633,019
                                        ----------------------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1996                    990,216        0 13,080,756

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN
                       ----------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                       YEARS ENDED JUNE 30, 1996 AND 1995
                       ----------------------------------

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
- ----------------------------------------------

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


B.  THE PLAN:
- -------------

The Plan was established January 1, 1985 under Section 401(k) of the Internal Revenue Code for the purpose of providing retirement and other benefits to eligible participants. An employee of AiC becomes eligible for the Plan upon commencement of active service.

The Plan is funded primarily by employee contributions. Eligible employees may contribute up to 15% of their gross annual wages for pre-tax saving contributions. In addition, the Plan allows rollover contributions from certain qualified retirement plans.

Plan participants may choose to have their share of the Plan funds invested in one or more of seven investment funds offered by the Putnam Companies and/or the AiC Common Stock Fund. The seven Putnam funds include the Putnam Money Market Fund, the Putnam U.S. Government Income Trust, the Putnam High Yield Trust, the Putnam Fund for Growth and Income, the Putnam Voyager Fund, the Putnam Global Growth Fund and the Putnam OTC Emerging Growth Fund. A participant's account (consisting of employee contributions and investment income) is fully vested.

Participant loans are made in compliance with federal regulations in effect at the time of the loan. Participant loans outstanding, included in investments, amounted to $990,216 at June 30, 1996 and $689,572 at June 30, 1995.

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

C.  TRUSTEE AND ADMINISTRATION OF THE PLAN:
- -------------------------------------------

Putnam Fiduciary Trust Company has been designated as trustee. Investments of the Plan are held by Putnam Investor Services, Inc. on behalf of the trustee.

The Company has established a Savings and Investment Plan Committee for the general administration of the Plan.

The Company pays the trustee fees on behalf of the Plan.

D.  INTERNAL REVENUE SERVICE STATUS:
- ------------------------------------

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

E.  INVESTMENTS:
- ----------------

                                                 Year Ended June 30
                                            ----------------------------
Investments at market value:                    1996           1995
                                            ------------   -------------
  Putnam Money Market Fund                   $3,017,848     $2,367,126
  Putnam U.S. Government Income Trust         2,720,931      2,772,751
  Putnam High Yield Trust                     3,689,510      3,270,640
  Putnam Fund for Growth and Income          11,359,201      7,902,346
  Putnam Voyager Fund                        14,847,909      9,900,776
  Putnam Global Growth Fund                   2,236,080      1,298,113
  Putnam OTC Emerging Growth Fund             4,025,652      1,508,625
  Pending Account                                     -          9,271
  AiC Common Stock Fund                      13,080,756      7,447,737
                                          -------------  -------------
                                             54,977,887     36,477,385
Promissory notes from participants              990,216        689,572
                                          -------------  -------------
                                            $55,968,103    $37,166,957
                                          -------------  -------------
                                          -------------  -------------

F.  BENEFITS PAYABLE:
- ---------------------

As of June 30, 1996 and 1995, net assets available for plan benefits included benefits of $702,785 and $496,160 respectively, due to participants who have withdrawn from participation in the plan. These amounts will be reported in items 31 and 32 of the plan's annual report on Form 5500 when filed.

                  SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO

                          THE REQUIREMENTS OF FORM 5500
                          -----------------------------

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN
                       ----------------------------------

                                   SCHEDULE I
                                   ----------
                                    ITEM 27a
                                    --------

        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT JUNE 30, 1996
        ----------------------------------------------------------------

                                          Number of                     Fair
                                           Shares         Cost          Value
                                        ------------  ------------  ------------
MUTUAL FUNDS:

  Putnam Money Market Fund                3,017,848    $3,017,848    $3,017,848

  Putnam U.S. Government Income Trust       215,776     2,984,064     2,720,931

  Putnam High Yield Trust                   305,676     3,979,527     3,689,510

  Putnam Fund for Growth and Income         650,584     8,759,400    11,359,201

  Putnam Voyager Fund                       870,845     9,061,772    14,847,909

  Putnam Global Growth Fund                 204,208     2,008,518     2,236,080

  Putnam OTC Emerging Growth Fund           230,564     3,091,280     4,025,652

AiC COMMON STOCK FUND                       311,447     4,992,844    13,080,756

PROMISSORY NOTES FROM PARTICIPANTS                        990,216       990,216
  Interest rates ranging from 6.75% to 9.00%         ------------  ------------
  with maturity dates through June, 1999
                                                      $38,885,469   $55,968,103
                                                     ------------  ------------
                                                     ------------  ------------

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN
                       ----------------------------------
                                   SCHEDULE II
                                   -----------
                                    ITEM 27d
                                    --------

                       SCHEDULE OF REPORTABLE TRANSACTIONS
                        FOR THE YEAR ENDED JUNE 30, 1996
                       -----------------------------------

                                                                                        Current Value
Identity of             Description of       Purchase          Selling     Cost of      of Assets on      Net Gain
Party Involved            Transaction          Price            Price       Asset     Transaction Date     (Loss)
- --------------            -----------          -----            -----       -----     ----------------     ------
Putnam Fiduciary         Purchases Of        $2,282,556                    $2,282,556     $2,282,556
 Trust Company           AiC Stock

Putnam Money             Purchases            1,110,882                     1,110,882      1,110,882
 Market Fund

Putnam U.S. Gov.         Purchases              694,975                       694,975        694,975
 Income Trust

Putnam High              Purchases            1,025,455                     1,025,455      1,025,455
 Yield Trust

Putnam Fund for          Purchases            2,711,613                     2,711,613      2,711,613
 Growth & Income

Putnam Voyager           Purchases            3,280,988                     3,280,988      3,280,988
 Fund

Putnam Global Growth     Purchases            1,019,249                     1,019,249      1,019,249
 Fund

Putnam OTC Emerging      Purchases            2,040,905                     2,040,905      2,040,905
 Growth Fund

Putnam Fiduciary         Sales of AiC                       $1,484,633      1,132,544      1,484,633       $352,089
 Trust Company           Stock

Putnam Money             Sales                                 460,160        460,160        460,160              0
 Market Fund

Putnam U.S. Gov.         Sales                                 687,296        688,460        687,296         (1,164)
 Income Trust

Putnam High              Sales                                 646,798        636,800        646,798         (9,998)
 Yield Trust

Putnam Fund for          Sales                                 753,367        676,105        753,367         77,262
 Growth & Income

Putnam Voyager           Sales                               1,157,406      1,001,737      1,157,406        155,669
 Fund

Putnam Global Growth     Sales                                 303,214        280,182        303,214         23,032
 Fund

Putnam OTC Emerging      Sales                                 297,839        236,717        297,839         61,122
 Growth Fund


NOTE:  There were no lease rentals or expenses incurred with transactions.

SIGNATURES
- ----------

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.


Date:  September 27, 1996

                                     ANALYSTS INTERNATIONAL CORPORATION
                                     SAVINGS AND INVESTMENT PLAN


                                     By  /s/ Thomas R. Mahler
                                         ---------------------------------
                                         THOMAS R. MAHLER, member of the Plan
                                         Committee

                                  EXHIBIT INDEX


No.            Exhibit                                 Page No.
- ---            -------                                 --------

24.            Independent Auditor's Consent

                                   EXHIBIT 24

INDEPENDENT AUDITORS' CONSENT
- -----------------------------



We consent to the incorporation by reference to Registration Statement No. 33-19180 of Analysts International Corporation on Form S-8 of our report on the financial statements of the Analysts International Corporation Savings and Investment Plan, dated August 23, 1996, appearing in this Annual Report on Form 11K filed under cover of Form 10-K/A of Analysts International Corporation for the year ended June 30, 1996.




/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
September 27, 1996