Form 10-Q
period 1996-09-30
ANALYSTS INTERNATIONAL CORP
filed 1996-11-08
CIK 6292

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



                                    FORM 10-Q

                                   -----------


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


                                   -----------


       For the quarter ended:                     Commission file number:
         September 30, 1996                                0-4090

                                   -----------


                       ANALYSTS INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             Minnesota                                    41-0905408
     (STATE OF INCORPORATION)               (I.R.S. EMPLOYER IDENTIFICATION NO.)

                              7615 Metro Boulevard
                             Minneapolis, MN  55439
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        Telephone Number:  (612) 835-5900


                                   -----------


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                             Yes   X       No
                                 -----        -----

                                   -----------

As of October 30, 1996, 14,676,944 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:

    Item 1.  Condensed Consolidated Balance Sheets
               September 30, 1996 (Unaudited) and June 30, 1996                1

             Condensed Consolidated Statements of Income
               Three months ended September 30, 1996 and 1995 (Unaudited)      2

             Condensed Consolidated Statements of Cash Flows
               Three months ended September 30, 1996 and 1995 (Unaudited)      3

             Notes to Condensed Consolidated Financial
               Statements (Unaudited)                                          4

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           5-6

                       ANALYSTS INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                          September 30,         June 30,
(IN THOUSANDS)                                                1996                1996
                                                          ------------        ------------
                                                           (Unaudited)
Current assets:
   Cash and cash equivalents                                   $12,918             $17,018
   Accounts receivable, less allowance
     for doubtful accounts                                      54,600              49,494
   Other current assets                                          2,540               2,567
                                                                ------              ------
     Total current assets                                       70,058              69,079

Property and equipment, net                                      5,867               5,715
Other assets                                                    10,808               6,651
                                                                ------              ------
                                                               $86,733             $81,445
                                                                ------              ------
                                                                ------              ------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $11,380             $11,049
   Dividend payable                                              1,319               1,099
   Salaries and vacations                                        6,976               7,524
   Other, primarily self-insured health care reserves            1,744               1,677
   Income taxes payable                                          2,856                 382
                                                                ------              ------
     Total current liabilities                                  24,275              21,731

Long-term liabilities                                            6,176               5,996

Shareholders' equity (Note  2)                                  56,282              53,718
                                                                ------              ------
                                                               $86,733             $81,445
                                                                ------              ------
                                                                ------              ------


Note: The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date, and condensed.


            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


(DOLLARS IN THOUSANDS                                   Three Months Ended
EXCEPT PER SHARE AMOUNTS)                                   September 30
                                                   ----------------------------
                                                       1996                1995
                                                       ----                ----
Revenues                                            $98,022             $73,071

Expenses:
  Salaries, contracted
    services and direct charges                      75,653              55,312
  Selling, administrative and other
    operating costs                                  16,120              13,373
                                                     ------              ------

       Total expenses                                91,773              68,685
                                                     ------              ------

Operating income                                      6,249               4,386

Other income                                            254                 258
                                                     ------              ------

Income before income taxes                            6,503               4,644

Income taxes                                          2,635               1,835
                                                     ------              ------

Net income                                          $ 3,868             $ 2,809
                                                     ------              ------
                                                     ------              ------
PER COMMON SHARE:*
  Net income                                        $   .26             $   .19
                                                     ------              ------
                                                     ------              ------

  Dividends paid                                    $  .075             $  .065
                                                     ------              ------
                                                     ------              ------
Average common and common
  equivalent shares outstanding*                 14,897,000          14,760,000
                                                 ----------          ----------
                                                 ----------          ----------

*Adjusted to reflect the 2 for 1 common stock split in the form of a stock dividend distributed September 30, 1996.


            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                           September 30
                                                   ----------------------------
(DOLLARS IN THOUSANDS)                                 1996                1995
                                                       ----                ----
Net cash provided by operating activities          $  2,807            $  4,156


Cash flows from investing activities:
  Property and equipment additions                     (580)               (764)
  Increase in annuities and cash surrender values       (90)                (72)
  Payments for acquisitions                          (5,153)                  -
                                                    -------             -------
    Net cash used in investing activities            (5,823)               (836)


Cash flows from financing activities:
  Cash dividends                                     (1,099)               (943)
  Proceeds from exercise of stock options                15                  49
                                                    -------             -------
    Net cash used in financing activities            (1,084)               (894)

Net change in cash and equivalents                   (4,100)              2,426

Cash and equivalents at beginning of period          17,018              12,615
                                                    -------             -------

Cash and equivalents at end of period              $ 12,918            $ 15,041
                                                    -------             -------
                                                    -------             -------


            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 30, 1996, the condensed consolidated statements of income for the three month periods ended September 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at September 30, 1996 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 annual report to shareholders.

2.   SHAREHOLDERS' EQUITY

                                              Three Months Ended
                                              September 30, 1996
                                              ------------------
                                                (In thousands)

     Balance at beginning of period                  $53,718
     Cash dividends declared:
        August 15, 1996 at $.09 per share             (1,319)
     Proceeds upon exercise of stock options              15
     Net income                                        3,868
                                                      ------
     Balance at end of period                        $56,282
                                                      ------
                                                      ------

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 Three Months Ended September 30, 1996 and 1995



CHANGES IN FINANCIAL CONDITION

On July 1, 1996, the Company acquired specific assets and assumed certain liabilities of DPI, Inc. and DPI Services, Inc., its wholly owned subsidiary, both of which were primarily engaged in the business of providing software services in the San Jose (California) market. At the closing, the company paid $5.2 million of the $5.7 million adjusted purchase price in cash, with the remaining $.5 million, subject to certain deductions, being payable in cash in one year. Assets acquired included approximately $1.5 million of current assets (accounts receivable) net of current liabilities assumed in the transaction. Other assets acquired in the transaction (including goodwill, reflecting the excess of the adjusted purchase price over the fair value of the assets acquired) are shown on the balance sheet as long term assets. The 3.2% reduction in the Company's working capital and the reduction in the current ratio from 3.18 to 2.89 are the consequence of this acquisition.

The Company's primary need for working capital is to support accounts receivable resulting from the growth in its business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Over the past years, the Company has been able to support the growth in its business with internally generated funds. The Company's outsourcing contracts with two major customers are not expected to burden working capital.

On August 15, 1996 the Board of Directors increased the Company's regular quarterly cash dividend to $.09 per share and declared the dividend payable November 15, 1996 to shareholders of record as of October 31, 1996. The previous dividend rate was $.075 per share.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by its operations and the payment of quarterly dividends.

RESULTS OF OPERATIONS

Revenues for the quarter ended September 30, 1996 were $98.0 million, an increase of 34.1% over the same period a year ago. This revenue increase resulted primarily from increases in billable hours of service rendered to clients and approximately $20.0 million of pass-through billings on the Company's two major outsourcing contracts which compares with $13.0 million for the same period a year ago. Rate increases have not contributed significantly to the revenue increase because prevailing competitive conditions in the industry have made it difficult for the Company to increase the hourly rates it charges for services.

Personnel totalled 4,050 at September 30, 1996, compared to 3,350 at September 30, 1995, an increase of 20.9%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 77.2% of revenues for the three months ended September 30, 1996 compared to 75.7% for the same period a year ago. By comparison, these costs were 77.4% of revenues for the fourth quarter of fiscal 1996. This category of expense also includes the fees for the contracted services of subcontractors who are necessary to support the Company with the major outsourcing contracts referred to above and these fees typically are higher per hour than the labor costs for its own employees. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand and intense competition in the industry makes it difficult to pass cost increases on to customers, while unfavorable economic conditions could adversely affect productivity. Although the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.4% of revenues for the three months ended September 30, 1996 compared to 18.3% for the same period a year ago. While the Company has been successful in controlling selling, administrative and other operating costs and is committed to careful cost management, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

PART II.  OTHER INFORMATION

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11 - Computation of Net Income Per Share

          Exhibit 27 - Financial Data Schedule

     (b) There were no reports on Form 8-K filed for the three months ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        ANALYSTS INTERNATIONAL CORPORATION
                                                    (Registrant)



Date  November 8, 1996                  By /s/ Gerald M. McGrath
      -----------------                   -------------------------------------
                                          Gerald M. McGrath
                                          Treasurer and Chief Financial Officer

Date  November 8, 1996                  By /s/ Marti R. Charpentier
      -----------------                   -------------------------------------
                                          Marti R. Charpentier
                                          Controller and Assistant
                                          Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                       Exhibit                           Page No.*
--------------                       -------                           ---------

  11                     Computation of Net Income Per Share

  27                     Financial Data Schedule


* Page numbers in the sequential numbering system of the manually signed original report.