Form 10-Q
period 1996-12-31
ANALYSTS INTERNATIONAL CORP
filed 1997-02-11
CIK 6292

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1996

                                          or

              (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 0-4090

                          ANALYSTS INTERNATIONAL CORPORATION
                            Minnesota           41-0905408
                                 7615 Metro Boulevard
                                Minneapolis, MN  55439
                                     (612) 835-5900




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X       No
                                    -----        -----



As of January 31, 1997, 14,765,301 shares of the Registrant's Common Stock were outstanding.

                          ANALYSTS INTERNATIONAL CORPORATION

                                        INDEX




                                                                       Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION:

   Item 1.   Condensed Consolidated Balance Sheets
              December 31, 1996 (Unaudited) and June 30, 1996           1

             Condensed Consolidated Statements of Income
              Three and six months ended December 31, 1996 and 1995
              (Unaudited)                                               2

             Condensed Consolidated Statements of Cash Flows
              Six months ended December 31, 1996 and 1995 (Unaudited)   3

             Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                    4

   Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      5-6

                          ANALYSTS INTERNATIONAL CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                          December 31,       June 30,
(In thousands)                               1996              1996
                                          ------------       --------
                                          (Unaudited)

Current assets:
    Cash and cash equivalents               $ 14,511         $ 17,018
    Accounts receivable, less allowance
      for doubtful accounts                   53,240           49,494
    Other current assets                       2,607            2,567
                                            --------         --------
      Total current assets                    70,358           69,079

Property and equipment, net                    5,937            5,715
Other assets                                  11,060            6,651
                                            --------         --------
                                            $ 87,355         $ 81,445
                                            --------         --------
                                            --------         --------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                        $ 11,806         $ 11,049
    Dividend payable                           1,321            1,099
    Salaries and vacations                     6,027            7,524
    Other, primarily self-insured health
     care reserves                             2,334            1,677
    Income taxes payable                         500              382
                                            --------         --------
      Total current liabilities               21,988           21,731
Long-term liabilities                          6,297            5,996

Shareholders' equity (Note  2)                59,070           53,718
                                            --------         --------
                                            $ 89,355         $ 81,445
                                            --------         --------
                                            --------         --------

Note: The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date, and condensed.


              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

(Dollars in thousands                      Three Months Ended      Six Months Ended
except per share amounts)                     December 31              December 31
-------------------------               -----------------------   ----------------------
                                           1996         1995         1996        1995
                                        ----------   ----------   ----------  ----------
Revenues                                  $101,847      $78,786     $199,869    $151,857

Expenses:
  Salaries, contracted
   services and direct charges              78,354       60,198      154,007     115,510
  Selling, administrative and other
   operating costs                          17,229       14,086       33,349      27,459
                                        ----------   ----------   ----------  ----------

            Total expenses                  95,583       74,284      187,356     142,969
                                        ----------   ----------   ----------  ----------

Operating income                             6,264        4,502       12,513       8,888

Other income                                   262          262          516         520
                                        ----------   ----------   ----------  ----------

Income before income taxes                   6,526        4,764       13,029       9,408

Income taxes                                 2,621        1,882        5,256       3,717
                                        ----------   ----------   ----------  ----------

Net income                                 $ 3,905     $  2,882      $ 7,773     $ 5,691
                                        ----------   ----------   ----------  ----------
                                        ----------   ----------   ----------  ----------

Per common share:*
------------------
  Net income                               $   .26     $    .19      $   .52     $   .38
                                        ----------   ----------   ----------  ----------
                                        ----------   ----------   ----------  ----------

  Dividends paid                           $   .09     $   .075      $  .165     $   .14
                                        ----------   ----------   ----------  ----------
                                        ----------   ----------   ----------  ----------

Average common and common
 equivalent shares outstanding*         15,040,000   14,784,000   14,968,000  14,772,000
                                        ----------   ----------   ----------  ----------
                                        ----------   ----------   ----------  ----------

*Adjusted to reflect the 2 for 1 common stock split in the form of a stock dividend distributed September 30, 1996.


              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                 Six Months Ended
                                                    December 31
                                                 -----------------
(In thousands)                                    1996      1995
--------------                                   -------   -------
Net cash provided by operating activities        $ 6,384   $ 4,383


Cash flows from investing activities:
  Property and equipment additions                (1,359)   (1,715)
  Increase in annuities and cash surrender values   (180)     (144)
  Payments for acquisitions                       (5,153)
                                                 -------   -------
    Net cash used in investing activities         (6,692)   (1,859)


Cash flows from financing activities:
  Cash dividends                                  (2,421)   (2,035)
  Proceeds from exercise of stock options            222        84
                                                 -------   -------
    Net cash used in financing activities         (2,199)   (1,951)

                                                 -------   -------
Net change in cash and equivalents                (2,507)      573

Cash and equivalents at beginning of period       17,018    12,615
                                                 -------   -------

Cash and equivalents at end of period           $ 14,511   $13,188
                                                 -------   -------
                                                 -------   -------

              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of December 31, 1996, the condensed consolidated statements of income for the three month and six month periods ended December 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at December 31, 1996 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1996 annual report to shareholders.

2.   SHAREHOLDERS' EQUITY

                                               Six Months Ended
                                               December 31, 1996
                                               -----------------
                                                (In thousands)
    Balance at beginning of period                 $53,718
    Cash dividends declared:
         August 15, 1996 at $.09 per share          (1,319)
         December 19, 1996 at $.09 per share        (1,324)
    Proceeds upon exercise of stock options            222
    Net income                                       7,773
                                                   -------
    Balance at end of period                       $59,070
                                                   -------
                                                   -------

Item 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     Six Months Ended December 31, 1996 and 1995



CHANGES IN FINANCIAL CONDITION

On July 1, 1996, the Company acquired specific assets and assumed certain liabilities of DPI, Inc. and DPI Services, Inc., its wholly owned subsidiary, both of which were primarily engaged in the business of providing software services in the San Jose (California) market. At the closing, the company paid $5.2 million of the $5.7 million adjusted purchase price in cash, with the remaining $.5 million, subject to certain deductions, being payable in cash in one year. Assets acquired included approximately $1.5 million of current assets (accounts receivable) net of current liabilities assumed in the transaction. Other assets acquired in the transaction (including goodwill, reflecting the excess of the adjusted purchase price over the fair value of the assets acquired) are shown on the balance sheet as long term assets. The reduction in the Company's cash from $17.0 million to $14.5 million is the consequence of this acquisition.

On December 19, 1996 the Board of Directors declared the regular quarterly dividend of $.09 per share payable February 15, 1997 to shareholders of record on January 31, 1997.

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

RESULTS OF OPERATIONS

Revenues for the six months ended December 31, 1996 and for the quarter then ended were $200 million and $102 million, respectively. This represents increases of 31.6% and 29.3% over the same periods a year ago. These revenue increases resulted primarily from increases in billable hours of service rendered to clients and increases in the pass-through billings on the Company's two major outsourcing contracts. For the six month period and quarter ended December 31, 1996, these pass-through billings approximated $40.5 million and $20.5 million, respectively, compared with $26.7 million
and $14.3 million for the same periods a year ago.   Rate increases have not
contributed significantly to the revenue increase because prevailing competitive conditions in the industry have made it difficult for the Company to increase the hourly rates it charges for services.

Personnel totalled 4,175 at December 31, 1996, compared to 3,550 at December 31, 1995, an increase of 17.6%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 77.1% of revenues for the six months ended December 31, 1996 compared to 76.1% for the same period a year ago. These costs as a percentage of revenues for the quarters ended December
31, 1996 and 1995 were 76.9% and 76.4%, respectively.   By comparison, these
costs were 77.2% of revenues for the first quarter of fiscal 1997 and 77.4% of revenues for the fourth quarter of fiscal 1996. This category of expense also includes the fees for the contracted services of subcontractors who are necessary to support the Company with the major outsourcing contracts referred to above and these fees typically are higher per hour than the labor costs for its own employees. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand and intense competition in the industry makes it difficult to pass cost increases on to customers, while unfavorable economic conditions could adversely affect productivity. Although the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.7% of revenues for the six months ended December 31, 1996 compared to 18.1% for the same
period a year ago.   For the quarter ended December 31, 1996 these costs were
16.9% of revenue compared to 17.9% for the same quarter last year. While the Company has been successful in controlling selling, administrative and other operating costs and is committed to careful cost management, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

PART II.  OTHER INFORMATION

    Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of shareholders held October 17, 1996, the following action was taken:

         (a)  Election of directors.

         The following nominees, all of whom were listed in the company's proxy statement prepared in accordance with Regulation 14(a), were elected:

            Nominee          Votes for      Authority withheld
         -----------         ---------      ------------------

         V. C. Benda         6,719,246           32,613

         W. K. Drake         6,727,448           34,411

         F. W. Lang          6,718,512           33,347

         M. A. Loftus        6,721,263           30,596

         E. M. Mahoney       6,719,287           32,572

         R. Prince           6,724,875           26,984

         (b)  Ratification of auditors.

         The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

              In favor       6,706,814
              Against           14,190
              Abstain           30,404

         (c)  Increase in authorized common shares.

         The shareholders voted their shares to increase the number of authorized common shares to 40,000,000 by the following vote:

              In favor        6,472,081
              Against           211,996
              Abstain            32,294

         (d)  1996 Stock Option Plan for Non-Employee Directors.

         The shareholders voted their shares to ratify the creation of the 1996 Stock Option Plan for Non-Employee Directors by the following vote:

              In favor       6,414,302
              Against          185,409
              Abstain          110,929

There were no broker non-votes.
                                       7

    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit 11 - Computation of Net Income Per Share.

              Exhibit 27 - Financial Data Schedule

         (b) There were no reports on Form 8-K filed for the six months ended December 31, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        ANALYSTS INTERNATIONAL CORPORATION
                                        ----------------------------------
                                                 (Registrant)




Date  February 10, 1997                 By /s/ Gerald M. McGrath
      -----------------                    --------------------------------
                                          Gerald M. McGrath
                                          Treasurer and Chief Financial Officer

Date  February 10, 1997                 By /s/ Marti R. Charpentier
      -----------------                   --------------------------------
                                          Marti R. Charpentier
                                          Controller and Assistant
                                          Treasurer (Chief Accounting Officer)

                                    EXHIBIT INDEX


Exhibit Number          Exhibit                            Page No.*
--------------          -------                            ---------

   11            Computation of Net Income Per Share          14

   27            Financial Data Schedule                      16



* Page numbers in the sequential numbering system of the manually signed original report.