Form 10-Q
period 1997-03-31
ANALYSTS INTERNATIONAL CORP
filed 1997-05-12
CIK 6292

                                      FORM 10-Q



                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1997

                                          or

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



As of April 25, 1997, 14,818,293 shares of the Registrant's Common Stock were outstanding.

                          ANALYSTS INTERNATIONAL CORPORATION
                          ----------------------------------

                                        INDEX
                                        -----



                                                                            Page
                                                                          Number
                                                                          ------


PART I.  FINANCIAL INFORMATION:

    Item 1.   Condensed Consolidated Balance Sheets
                 March 31, 1997 (Unaudited) and June 30, 1996                1

              Condensed Consolidated Statements of Income
                  Three and nine months ended March 31, 1997
                  and 1996 (Unaudited)                                       2

              Condensed Consolidated Statements of Cash Flows
                 Nine months ended March  31, 1997 and 1996 (Unaudited)      3

              Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                     4

    Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      5-6

                          ANALYSTS INTERNATIONAL CORPORATION
                          ----------------------------------

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                        ------



                                                                   March 31,      June 30,
(In thousands)                                                      1997            1996
                                                                  -----------      -------
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                      $13,714        $17,018
    Accounts receivable, less allowance
      for doubtful accounts                                         62,089         49,494
    Other current assets                                             2,913          2,567
                                                                    ------         ------
      Total current assets                                          78,716         69,079

Property and equipment, net                                          5,856          5,715
Other assets                                                        11,238          6,651
                                                                    ------         ------
                                                                   $95,810        $81,445
                                                                    ------         ------
                                                                    ------         ------


                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
    Accounts payable                                               $14,447        $11,049
    Dividend payable                                                 1,334          1,099
    Salaries and vacations                                           9,274          7,524
    Other, primarily self-insured health care reserves               1,228          1,677
    Income taxes payable                                               475            382
                                                                    ------         ------
      Total current liabilities                                     26,758         21,731

Long-term liabilities                                                6,398          5,996

Shareholders' equity (Note  2)                                      62,654         53,718
                                                                    ------         ------
                                                                   $95,810        $81,445
                                                                    ------         ------
                                                                    ------         ------


Note:    The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date, and condensed.


              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION
                          ----------------------------------

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)



(Dollars in thousands                              Three Months Ended            Nine Months Ended
except per share amounts)                              March 31                       March 31
                                            ---------------------------    ----------------------------
                                                1997            1996          1997             1996
                                                ----            ----          ----             ----
Revenues                                      $113,693       $ 85,976       $313,562       $237,833

Expenses:
  Salaries, contracted
     services and direct charges                88,274         65,984        242,281        181,494
  Selling, administrative and other
     operating costs                            18,722         14,709         52,071         42,168
                                                ------         ------         ------         ------

       Total expenses                          106,996         80,693        294,352        223,662
                                               -------         ------        -------        -------

Operating income                                 6,697          5,283         19,210         14,171

Other income                                       239            281            755            801
                                                ------         ------         ------         ------

Income before income taxes                       6,936          5,564         19,965         14,972

Income taxes                                     2,775          2,226          8,031          5,943
                                                 -----          -----          -----          -----

Net income                                    $  4,161       $  3,338      $  11,934       $  9,029
                                                ------         ------         ------         ------
                                                ------         ------         ------         ------

PER COMMON SHARE:*
  Net income                                  $    .28       $    .23      $     .80       $    .61
                                                ------         ------         ------         ------
                                                ------         ------         ------         ------

  Dividends paid                              $    .09       $   .075      $    .255       $   .215
                                                ------         ------         ------         ------
                                                ------         ------         ------         ------
Average common and common
       equivalent shares outstanding*       15,057,000     14,820,000     14,998,000     14,788,000
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------


*Adjusted to reflect the 2 for 1 common stock split in the form of a stock dividend distributed September 30, 1996.


              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION
                          ----------------------------------

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                            Nine Months Ended
                                                                March 31
                                                           ------------------
(In thousands)                                             1997          1996
                                                           ----          ----

Net cash provided by operating activities                $ 6,861     $11,600


Cash flows from investing activities:
  Property and equipment additions                        (1,929)     (2,062)
  Increase in annuities and cash surrender values           (320)       (286)
  Payments for acquisitions                               (5,153)          -
                                                           -----       -----
    Net cash used in investing activities                 (7,402)     (2,348)


Cash flows from financing activities:
  Cash dividends                                          (3,748)     (3,129)
  Proceeds from exercise of stock options                    985         236
                                                           -----       -----
    Net cash used in financing activities                 (2,763)     (2,893)

                                                           -----       -----
Net change in cash and equivalents                        (3,304)      6,359

Cash and equivalents at beginning of period               17,018      12,615
                                                          ------      ------

Cash and equivalents at end of period                    $13,714     $18,974
                                                          ------      ------
                                                          ------      ------


              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION
                          ----------------------------------

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of March 31, 1997, the condensed consolidated statements of income for the three month and nine month periods ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at March 31, 1997 and for the periods then ended have been made.

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

2.  SHAREHOLDERS' EQUITY

                                                           Nine Months Ended
                                                           March 31, 1997
                                                           -----------------
                                                           (In thousands)

    Balance at beginning of period                           $ 53,718
    Cash dividends declared:
        August 15, 1996 at $.09 per share                      (1,319)
        December 19, 1996 at $.09 per share                    (1,324)
        February 15, 1997 at $.09 per share                    (1,340)
    Proceeds upon exercise of stock options                       985
    Net income                                                 11,934
                                                               ------
    Balance at end of period                                 $ 62,654
                                                               ------
                                                               ------


3.  NET INCOME PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued
    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement specifies the computation, presentation and disclosure requirements for earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. If the Company had applied SFAS No. 128 to the computation of earnings per share in the nine months ended March 31, 1997, the basic and diluted amounts would have been $.81 and $.79, respectively.

Item 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      Nine Months Ended March 31, 1997 and 1996



CHANGES IN FINANCIAL CONDITION

On July 1, 1996, the Company acquired specific assets and assumed certain liabilities of DPI, Inc. and DPI Services, Inc., its wholly owned subsidiary, both of which were primarily engaged in the business of providing software services in the San Jose (California) market. At the closing, the company paid $5.2 million of the $5.7 million adjusted purchase price in cash, with the remaining $.5 million, subject to certain deductions, being payable in cash in one year. Assets acquired included approximately $1.5 million of current assets (accounts receivable) net of current liabilities assumed in the transaction. Other assets acquired in the transaction (including goodwill, reflecting the excess of the adjusted purchase price over the fair value of the assets acquired) are shown on the balance sheet as long term assets. The reduction in the Company's cash from $17.0 million to $13.7 million is the consequence of this acquisition.

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

On February 20, 1997 the Board of Directors declared the regular quarterly dividend of $.09 per share payable May 15, 1997 to shareholders of record on April 30, 1997.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by its operations and the payment of quarterly dividends.

RESULTS OF OPERATIONS

Revenues for the nine months ended March 31, 1997 and for the quarter then ended were $314 million and $114 million, respectively. This represents increases of 31.8% and 32.2% over the same periods a year ago. These revenue increases resulted primarily from increases in billable hours of service rendered to clients and increases in pass-through billings on the Company's outsourcing contracts. For the nine month period and quarter ended March 31, 1997, these pass-through billings approximated $65.9 million and $25.4 million, respectively, compared with $42.1 million and $15.4 million for the same periods
a year ago.   Rate increases have not contributed significantly to the revenue increase because prevailing competitive conditions in the industry have made it difficult for the Company to increase the hourly rates it charges for services.

Personnel totalled 4,400 at March 31, 1997, compared to 3,670 at March 31, 1996, an increase of 19.9%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 77.3% of revenues for the nine months ended March 31, 1997 compared to 76.3% for the same period a year ago. These costs as a percentage of revenues for the quarters ended March 31, 1997 and 1996 were
77.6% and 76.7%, respectively.   By comparison, these costs were 76.9% of
revenues for the second quarter of fiscal 1997 and 77.2% of revenues for the first quarter of fiscal 1997. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand and intense competition in the industry makes it difficult to pass cost increases on to customers, while unfavorable economic conditions could adversely affect productivity. This category of expense also includes the fees for the contracted services of subcontractors who are necessary to support the Company with its major outsourcing contracts and these fees typically are higher per hour than the labor costs for its own employees. Although the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.6% of revenues for the nine months ended March 31, 1997 compared to 17.7% for the same period a
year ago.   For the quarter ended March 31, 1997 these costs were 16.5% of revenue compared to 17.1% for the same quarter last year. While the Company has been successful in controlling selling, administrative and other operating costs and is committed to careful cost management, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

PART II.  OTHER INFORMATION

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)       Exhibit 11 - Computation of Net Income Per Share.

              Exhibit 27 - Financial Data Schedule

    (b) There were no reports on Form 8-K filed for the nine months ended March 31, 1997.

                                      SIGNATURES
                                      ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       ANALYSTS INTERNATIONAL CORPORATION
                                       ----------------------------------
                                                 (Registrant)




Date  May 12, 1997                      By /s/ Gerald M. McGrath
     -------------                         ----------------------
                                           Gerald M. McGrath
                                           Treasurer and Chief Financial Officer

Date  May 12, 1997                      By /s/ Marti R. Charpentier
     -------------                         -------------------------
                                           Marti R. Charpentier
                                           Controller and Assistant
                                           Treasurer (Chief Accounting Officer)

                                    EXHIBIT INDEX
                                    -------------

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