Form 10-K405
period 1997-06-30
ANALYSTS INTERNATIONAL CORP
filed 1997-09-26
CIK 6292

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             (X)  Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934
                     For the Fiscal Year Ended June 30, 1997
                                       OR
             ( ) Transition Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                         Commission file number  0-4090

                      ANALYSTS INTERNATIONAL CORPORATION



Minnesota                                                    41-0905408
(State of Incorporation)                                     (IRS Identification
                                                             No.)

7615 Metro Boulevard, Minneapolis, Minnesota                 55439
(Address of Principal Executive Office)                      (Zip Code)

Registrant's telephone number, including area code:           612/835-5900

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock, par value $.10 per
                                                              share Common Share
                                                              Purchase Rights

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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of August 29, 1997 was $459,847,000 based upon the closing price as reported by Nasdaq.

As of August 29, 1997 there were 14,884,132 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference are (i) portions of the annual report to shareholders for the year ended June 30, 1997 (Parts I and II) and (ii) proxy statement dated September 8, 1997 (Part III).

                                     PART I

ITEM 1.  BUSINESS

    Analysts International Corporation ("AiC") provides a full range of computer software services to computer users, computer manufacturers and software developers throughout the United States and in Canada and the United Kingdom. Over 85% of the Company's revenues are from services provided to its existing customer base, which consists primarily of Fortune 500 companies. This high percentage of repeat business reflects AiC's emphasis on customer satisfaction and development of long term relationships with customers who have an ongoing need for the services which the Company provides.

    AiC offers its clients a full range of software service offerings, sometime referred to by others in the industry as "solutions," including custom software development under AiC project management, Year 2000 assessment and remediation services, supplemental IT and Software Engineering staffing, maintenance of legacy systems, help desk services and single source staffing of programmers and other software professionals through the Company's TechWest Division. The Company's projects involve nearly every type and manufacture of computers and all of the major operating systems. Examples of the types of projects in which the Company was involved in during the fiscal year include: assisting the Goodyear Tire and Rubber Company in its move into an advanced computer-assisted design (CAD) environment; assisting Brooklyn Union in the determination of the scope and complexity of its Year 2000 exposure; and enhancing and supporting two specific operations systems for Lucent Technologies, Inc. These and other customer projects are highlighted in detail in AiC's 1997 Annual Report.

    AiC's largest customer is U S West Inc., which is headquartered in Denver and provides telecommunication services to over 25 million customers in 14 states as well as domestic and international cable and telephone, wireless communications, directory and information services. The Company is U S West's single source for supplemental staffing for U S West's IT/Software Engineering needs. To meet these needs, and to facilitate its management of over 800 computer programmers and other technical personnel it has on assignment at U S West, AiC established its TechWest Division, which fills requirements, manages assigned personnel and provides time record keeping/billing services through AiC proprietary software developed specifically for this engagement. AiC's three-year contract expires May 31, 1998, and the Company believes it likely that the contract will be renewed for an additional two years. Revenues from services provided to U S West were about 22% of total revenues during the last two fiscal years and are expected to be about that same percentage for fiscal 1998. Loss of this business could have a material adverse effect on the Company, although the Company believes that it could replace the business lost if the contract is not renewed and that the replacement business would mitigate or offset the profit lost from the loss of the U S West business.

    The Company has expanded the TechWest service offering to other clients during the last year. Chevron Information Technology Company, Chevron Corporation's technology subsidiary, and Salt River Project, the nation's third largest public power utility, became TechWest customers during fiscal 1997 and now use AiC as their sole source for supplemental IT/Software Engineering staffing.

    AiC provided services through 29 of its branch offices during the year to various divisions of International Business Machines Corporation (IBM), its second largest customer, as one of nine select national service providers under IBM's National Procurement initiative. The Company's contract with IBM expires October 31, 1997. The Company and IBM are currently negotiating a renewal through December 31, 1998. IBM's National Procurement initiative requires AiC and the eight other participating vendors to accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM. During fiscal 1997 the increased volume of business done with IBM more than offset the reduced rate structure, and the Company believes it has performed satisfactorily under its national contract with IBM. There can be no assurance, however, that volume will continue to offset lower rates or that the national contract will be renewed. IBM business under the national contract accounted for about 20% of revenues in each of the last three fiscal years. Loss of this business could therefore have a material adverse effect on the Company, although the Company believes that prevailing high demand for the services it provides would permit it to replace business lost as a result of non-renewal and at least mitigate, if not offset, the profit lost if the IBM national contract is not renewed.

    The registrant provides its services to a wide range of industries. Its fiscal 1997 revenues were derived from services rendered to customers in the following industry groups:

                                                             Approximate Percent
      Industry Group                                          FY 1997 Revenues
      --------------                                          ----------------

      Telecommunications                                            27.7%
      Electronics                                                   24.4%
      Services                                                      10.2%
      Manufacturing                                                  9.8%
      Oil and Chemical                                               4.1%
      Financial                                                      5.2%
      Insurance/Health Care                                          3.4%
      Merchandising                                                  3.5%
      Food                                                           2.3%
      Government                                                     1.5%
      Power and Utility                                              1.4%
      Transportation                                                 1.5%
      Other                                                          5.0%

    AiC provided services to approximately 900 clients and was engaged in approximately 6,500 different customer projects during the fiscal year. Consistent with its practices in prior years, the Company rendered these services almost exclusively on an hourly rate on a time and materials hourly rate basis under which invoices for services rendered were submitted no less frequently than monthly with payment due generally net 30 days.

ORGANIZATION AND MARKETING

    AiC provides its software services through its branch and field offices, assigned on a geographical basis to one of five regions. Each branch office is staffed with technical personnel and is managed by a branch manager, who has primary responsibility for the administration, personnel and recruiting, customer relations and profitability of the branch. The branch manager has broad authority to conduct the operation of the branch, subject to adherence to corporate policies. In general, field offices are established to support specific projects for one or more specific customers at locations not served by a local branch office and are managed by a branch within the same geographical region. A field office may become a branch office when the volume of business and the prospects for additional business justify the additional location expenses associated with branch office status.

    During the fiscal year, the Company maintained branch offices in the following cities: Atlanta, Austin, Boca Raton, Chicago, Cincinnati, Cleveland, Columbus (Ohio), Dallas, Danbury, Denver, Des Moines, Detroit, Houston, Indianapolis, Kansas City, Iselin (New Jersey), Los Angeles, Lexington (Kentucky), Minneapolis, New York City, Omaha, Phoenix, Raleigh/Durham, Rochester (Minnesota), Rochester (New York), St. Louis, San Francisco,
San Jose, Seattle, Tampa, Tulsa and Toronto, Canada.

    AiC utilizes its own direct sales force to sell its services. At the end of the fiscal year, the Company's sales staff totaled 100 in number. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in AiC's business, and each branch office employs at least one full time recruiter. At the end of the fiscal year, the Company's recruiting staff totaled 115 in number.

COMPETITION

    AiC competes with software consulting divisions of several large companies (including DEC, Andersen Consulting and IBM) on a national basis. These organizations and their software consulting divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

    AiC also competes with other national software services companies such as Computer Task Group, CGA, Keane Inc., and Computer Horizons.

    The Company's branches compete in their local market areas with numerous locally based software services firms. Most of the locally based competitors are approximately the same size as or smaller than the Company's local branch, although in certain market areas they are larger than the Company's local branch.

    AiC believes its total staff and sales volume are larger than most of the national and local software services companies, but in some market areas certain of these competitors may be larger. Although there are no comprehensive industry statistics available, AiC believes it is among the ten largest national software services companies in the United States.

    Principal competitive factors in the software services business include technical expertise, responsiveness to customers' needs, reputation and credibility, and hourly rates. AiC believes it is competitive in these respects.

PERSONNEL

    AiC has approximately 4,650 personnel. Of these, approximately 4,000 are systems analysts, computer programmers and other technical personnel whose services are billable to clients. Several years of programming experience is generally a prerequisite to employment with the Company.

    Maintaining the present volume of the Company's business and its continued growth depend to a significant extent on its ability to attract and retain qualified technical personnel. Such personnel are in great demand. Although AiC has been able to attract and retain qualified technical personnel and believes its personnel relations are satisfactory, there can be no assurance the Company will be able to continue to attract and retain such personnel. Its inability to do so would have a material adverse effect on the registrant's business.

OTHER MATTERS

    AiC was incorporated under Minnesota law on March 29, 1966. Its principal office is identified in response to Item 2 below. Raw materials, seasonality, compliance with environmental protection laws, and patents, trademarks, licenses, franchises or other concessions are not material to an understanding of the Company's business. No portion of the Company's business is subject to renegotiation of profits at the election of the government. Backlog is not material because nearly all of the Company's contracts for services, including contracts with the government (which are not material), are terminable by either the customer or the Company on notice of 30 days or less.

CAUTIONING STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Statements included in this document may be "forward looking statement" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Words such as "believes," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements.

    Forward looking statements are based on expectations and assumptions, and they involve risks and uncertainties which could cause results or outcomes to differ materially from expectations. Among the risks and uncertainties important to the Company's business are the continued need of current and prospective customers for the Company's services, competition, the availability of qualified professional staff, and the Company's ability to increase rates as labor and operating costs increase. There may be other factors, such as general economic conditions which affect businesses generally, which may cause results to vary from expectations.

ITEM 2.  PROPERTIES


    The principal executive office of the registrant is located at 7615 Metro Boulevard, Minneapolis, Minnesota 55439, in a 20,000 square foot office building which is owned by the registrant. All branch offices and field offices are held under leases with varying expiration dates ranging from 30 days to 9 years. See Note H of Notes to Consolidated Financial Statements at page 24 of the registrant's 1997 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

    There are no pending legal proceedings to which the registrant is a party to or which any of its property is subject, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the registrant's shareholders during the fourth quarter of the registrant's 1997 fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT



Name                     Age      Title
----                     ---      -----

Frederick W. Lang        72       Chairman and Chief Executive Officer since
                                  1989; President and Chief Executive Officer from 1966-1989; Treasurer from 1987-1989.


Victor C. Benda          66       President and Chief Operating Officer since
                                  1989, Executive Vice President from 1983 to
                                  1989, Senior Vice President from 1980 to
                                  1983, Vice President from 1967 to 1980.


Sarah P. Spiess          56       Executive Vice President since 1996, Senior
                                  Vice President during 1996, Vice President and General Manager of Southern Region from
                                  1992 to 1996, Manager of Minneapolis Branch
                                  1979 to 1992.

Thomas R. Mahler         51       Secretary since 1979; General Counsel since
                                  1982.


Gerald M. McGrath        58       Chief Financial Officer since 1996,
                                  Treasurer since 1989; Vice President, Finance since 1988; Assistant Treasurer from 1976 to
                                  1989; Controller from 1966 to 1989.




Terms of office expire October 16, 1997.

                                     PART II

     The following portions of the registrant's annual report to shareholders for the fiscal year ended June 30, 1997 are incorporated by reference in response to Items 5, 6, 7 and 8 as follows:

Items in Form 10-K          Caption or Section and Page in Annual Report
------------------   ----------------------------------------------------------

     5               Market Price Ranges on Common Stock            25

     6               Five Year Summary                              26

     7               Management's Discussion and Analysis           16-17

     8               Financial Highlights and Statements            Inside Front
                                                                    Cover, 18-26

(See Index to Consolidated Financial Statements and Schedules set forth in Item 14 of this Form 10-K.)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with or changes in the registrant's independent auditors within the past 24 months.

                                    PART III

    The information regarding executive officers required by Item 10 is set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K. Other information called for in Part III, including information regarding directors (Item 10), executive compensation (Item 11) and security ownership of certain beneficial owners and management (Item 12), is set forth in the registrant's definitive proxy statement for the annual meeting of shareholders to be held October 16, 1997, filed pursuant to Regulation 14A, as follows:

    Items in Form 10-K   Caption and Page in Definitive Proxy Statement
    ------------------   ----------------------------------------------

         10              Election of Directors                           2-3
         11              Board Committees and Compensation and
                          Executive Compensation                         3, 7-8
         12              Election of Directors and Principal
                          Shareholders                                   2-3, 10

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1997:

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

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.1 CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements of Analysts International Corporation and its subsidiary and the related independent auditors' report are included on the following pages of its annual report to shareholders for the fiscal year ended June 30, 1997:

                                                          Pages in Annual Report
                                                          ----------------------

    Consolidated Balance Sheets at June 30, 1997 and 1996          18

    Consolidated Statements of Income for each of the
    three years in the period ended June 30, 1997                  19

    Consolidated Statements of Cash Flows for each of the
    three years in the period ended June 30, 1997                  20

    Consolidated Statements of Shareholders' Equity for
    each of the three years in the period ended June 30, 1997      21

    Notes to Consolidated Financial Statements                  22-24

    Independent Auditors' Report                                   25

a.2 CONSOLIDATED FINANCIAL STATEMENT SCHEDULES                 Page Herein
                                                               -----------

    Independent Auditors' Report                                   18

    Schedule II.  Valuation and Qualifying Accounts                19



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

  3-b       Restated Bylaws (Exhibit 3-b to Annual Report on
            Form 10-K for fiscal year 1988, Commission File
            No. 0-4090, incorporated by reference).

  3-c Amendment to Articles of Incorporation to increase authorized shares to 40 million (Exhibit A to Definitive Proxy Statement dated September 5, 1996,
            Commission File No. 0-4090, incorporated by reference).

  4-a       Specimen Common Stock Certificate for Non-Employee
            Directors (Exhibit 4(a) to Annual Report on
            Form 10-K for fiscal year 1989, Commission File
            No. 0-4090, incorporated by reference).

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

  4-d Second Amendment to Rights Agreement dated as of April 30, 1996 between Analysts International Corporation and Norwest Bank Minnesota as Rights Agent (Exhibit 4(d) to Annual Report on Form 10-K for fiscal year 1996, Commission File No. 0-4090, incorporated by reference).

 10-a       Senior Executive Retirement Plan (Exhibit 10-e to
            Annual Report on Form 10-K for fiscal year 1984,
            Commission File No. 0-4090, incorporated by reference).

a.3 EXHIBITS (con't)


Exhibit Number                                                      Exhibit Page

 10-b       Deferred Compensation Plan (Exhibit 10-g to Annual
            Report on Form 10-K for fiscal year 1984, Commission
            File No. 0-4090, incorporated by reference).

 10-c       1985 Incentive Stock Option Plan (Exhibit 10(d) to
            Annual Report on Form 10-K for fiscal year 1991,
            Commission File No. 0-4090, incorporated by reference).

 10-d       1994 Stock Option Plan (Exhibit A to Definitive Proxy
            Statement dated September 6, 1994 for registrant's 1994 Annual Meeting of Shareholders, Commission File
            No. 0-4090, incorporated by reference).

 10-e       1996 Stock Option Plan for Non-employee Directors
            (Exhibit B to Definitive Proxy Statement dated
            September 5, 1996, Commission File No. 0-4090, incorporated by reference).

  11        Calculations of Earnings Per Share.

  13        1997 Annual Report to Shareholders.

  21        Subsidiaries of Registrant.

  23        Independent Auditors' Consent.

  24        Powers of Attorney.

  27        Financial Data Schedule

b.  REPORTS ON FORM 8-K

    There were no reports on Form 8-K for the three months ended June 30, 1997.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE





Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

We have audited the consolidated financial statements of Analysts International Corporation and its subsidiary as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 18, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiary, listed in Item 14 a.2. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Minneapolis, Minnesota
August  18, 1997

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE




Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

We have audited the consolidated financial statements of Analysts International Corporation and its subsidiary as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, and have issued our report thereon dated August 18, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiary, listed in Item 14 a.2. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
August 18, 1997

                       ANALYSTS INTERNATIONAL CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                            Balance at    Charged to    Deductions    Balance
                            beginning     costs and      net of        at end
                            of period      expenses     recoveries   of period
                            ---------     ----------    ----------   ---------

Description
-----------
Allowance for doubtful
accounts:
Year ended June 30, 1997     $500,000      $322,000      $272,000    $550,000
Year ended June 30, 1996      550,000       108,000       158,000     500,000
Year ended June 30, 1995      600,000       171,000       221,000     550,000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANALYSTS INTERNATIONAL CORPORATION

                                             BY  /s/ F.W. Lang
                                                 --------------------------
DATE September 25, 1997                          F. W. Lang, Chairman
     ------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                          Title                      Date
     ---------
     /s/      F. W. Lang     Chairman & Chief Executive
     -------------------    (Principal Executive Officer)
               F.W. Lang             Officer

     /s/   G. M. McGrath     Vice President, Finance and
     -------------------  Treasurer (Principal Finance and
           G. M. McGrath          Accounting Officer)

     /s/     V. C. Benda     President and Chief Operating
     -------------------                Officer
             V. C. Benda*
                                                              September 25, 1997
     /s/     W. K. Drake               Director
     ------------------
             W. K. Drake*

     /s/    M. A. Loftus               Director
     ------------------
           M. A. Loftus*

     /s/   E. M. Mahoney               Director
     -------------------
          E. M. Mahoney*

     /s/    R. L. Prince               Director
     -------------------
           R. L. Prince*

*F.W. Lang, by signing his name hereto, hereby signs this form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

                         /s/ F. W. Lang
                         -------------------------
                         F. W. Lang, Chairman

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANALYSTS INTERNATIONAL CORPORATION

                                             BY
                                                 --------------------------
DATE September 25, 1997                          F. W. Lang, Chairman
     ------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                          Title                      Date
     ---------
                             Chairman & Chief Executive
     -------------------    (Principal Executive Officer)
               F.W. Lang             Officer

                            Vice President, Finance and
     -------------------  Treasurer (Principal Finance and
           G. M. McGrath          Accounting Officer)

                           President and Chief Operating
     -------------------                Officer
             V. C. Benda*
                                                              September 25, 1997
                                       Director
     ------------------
             W. K. Drake*

                                       Director
     ------------------
           M. A. Loftus*

                                       Director
     -------------------
          E. M. Mahoney*

                                       Director
     -------------------
           R. L. Prince*

*F.W. Lang, by signing his name hereto, hereby signs this form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.


                         -------------------------
                         F. W. Lang, Chairman

                                  EXHIBIT INDEX


Exhibit Number                                                         Page No.*
--------------                                                         ---------

   11               Calculations of Earnings Per Share.

   13               1997 Annual Report to Shareholders.

   21               Subsidiaries of Registrant.

   23               Independent Auditors' Consent.

   24               Powers of Attorney.

   27               Financial Data Schedule

---------------------------
*Reference is to the page number in the sequential numbering system.

For a list of exhibits incorporated by reference and not filed with this Form 10-K, see Item 14 a.3 at pages 16-17 of this Form 10-K.