Form 10-K/A
period 1997-06-30
ANALYSTS INTERNATIONAL CORP
filed 1997-09-29
CIK 6292

                                     FORM 10-K/A

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                          AMENDMENT TO APPLICATION OR REPORT

             FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE SECURITIES

                                 EXCHANGE ACT OF 1934


                          ANALYSTS INTERNATIONAL CORPORATION
                                   Amendment No. 1



   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:

   The following information relating to the Analysts International Corporation Savings and Investment Plan and required by Form 11-K for the Plan year ended June 30, 1997 is included as part of the registrant's annual report on Form 10-K, as permitted by Rule 15d-21.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Analysts International Corporation

                                  By:  /S/ THOMAS R. MAHLER
                                       ------------------------------------
                                       Thomas R. Mahler
                                       Secretary and General Counsel

                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN
                             ---------------------------

                                        INDEX
                                        -----
                                                                     Page
                                                                     ----

INDEPENDENT AUDITORS' REPORT                                            1

    FINANCIAL STATEMENTS - Years ended June 30, 1997 and 1996:

    Statements of net assets available for plan benefits                2
    Statements of changes in net assets available for
         plan benefits                                                  3
    Supplemental statements of changes in net assets available for
         plan benefits by type of fund                                  4
    Notes to financial statements                                     5-7

SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO THE
    REQUIREMENTS OF FORM 5500:
         I.   Item 27a - Schedule of Assets Held for Investment
                   Purposes, as of June 30, 1997                        9
         II.  Item 27d - Schedule of Reportable Transactions
                   for the Year Ended June 30, 1997                    10

INDEPENDENT AUDITORS' REPORT
----------------------------

Savings and Investment Plan Committee
Analysts International Corporation
Minneapolis, Minnesota


We have audited the accompanying statements of net assets available for plan benefits of Analysts International Corporation Savings and Investment Plan (the
Plan) as of June 30, 1997 and 1996 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for plan benefits as of June 30, 1997 and 1996 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information by fund for the years ended June 30, 1997 and 1996, the supplemental schedules of Assets Held for Investment Purposes as of June 30, 1997 and Reportable Transactions for the year ended June 30, 1997 are presented for purposes of additional analysis of the basic financial statements and for complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. This supplemental information is the responsibility of the Plan's management. The supplemental information and schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


Minneapolis, Minnesota
August 22, 1997                                  /s/ Deloitte & Touche LLP

                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN
                          ----------------------------------

                 STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                 ----------------------------------------------------



                                                           June 30
                                               ---------------------------

                                                   1997          1996
                                               ------------   ------------
ASSET - Investments, stated at market
  value (Notes A, E and F)                      $77,595,562    $55,968,103
                                               ------------   ------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS          $77,595,562    $55,968,103
                                               ------------   ------------
                                               ------------   ------------


            See notes to financial statements and supplemental schedules.

                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN
                          ----------------------------------

                         STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR PLAN BENEFITS
                         -----------------------------------

                                                     Year Ended June 30
                                                 --------------------------
                                                    1997          1996
                                                 -----------    -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS,          $55,968,103    $37,166,957
  beginning of year
ADDITIONS:
  Investment income                                3,524,115      2,554,008
  Contributions by employer                          791,766        611,046
  Contributions by participants                   11,513,871      8,993,993
  Net appreciation in market value
    of investments                                12,215,585     10,133,862

                                                 -----------    -----------
                                                  28,045,337     22,292,909


DEDUCTIONS:
  Distributions to employer                          267,012        116,725
  Distributions to participants                    6,150,866      3,375,038
                                                 -----------    -----------
NET ADDITIONS                                     21,627,459     18,801,146
                                                 -----------    -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS,
  end of year                                    $77,595,562    $55,968,103
                                                 -----------    -----------
                                                 -----------    -----------



                          See notes to financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN

                SUPPLEMENTAL STATEMENTS OF CHANGES IN NET ASSETS
                       AVAILABLE FOR PLAN BENEFITS BY FUND

                       YEARS ENDED JUNE 30, 1997 AND 1996



                                                         Money        U.S. Govt.       High Yield      Growth &        Voyager
                                                         Market         Trust            Trust          Income           Fund
NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1995                                  $2,367,126     $2,772,751       $3,270,640     $7,902,346     $9,900,776

ADDITIONS:
 Investment Income                                        128,514        197,802          343,510        647,744        660,972
 Contributions by employer
 Contributions by participants                            403,406        446,327          620,466      1,855,702      2,389,963
 Loan payments                                             51,907         50,846           61,479        117,674        158,321
 Net appreciation (depreciation) in
  market value of investments                                            (59,499)          40,213      1,498,609      2,823,551
                                                       ----------     ----------       ----------    -----------    -----------
                                                          583,827        635,476        1,065,668      4,119,729      6,032,807
DEDUCTIONS:
 Distributions to employer
 Distributions to participants                            394,718        327,985          197,029        568,598        924,447
 Loan withdrawals                                          65,442         77,663           80,539        184,770        232,959
                                                       ----------     ----------       ----------    -----------    -----------
                                                          460,160        405,648          277,568        753,368      1,157,406

INTERFUND TRANSFERS                                       527,055       (281,648)        (369,230)        90,494         71,732
                                                       ----------     ----------       ----------    -----------    -----------

NET ADDITIONS                                             650,722        (51,820)         418,870      3,456,855      4,947,133
                                                       ----------     ----------       ----------    -----------    -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
 as of June 30, 1996                                   $3,017,848     $2,720,931       $3,689,510    $11,359,201    $14,847,909

ADDITIONS:
 Investment Income                                        149,528        174,905          356,608      1,111,320        955,507
 Contributions by employer
 Contributions by participants                            493,291        451,814          662,595      2,211,111      2,695,504
 Loan payments                                             72,692         73,450           52,410        140,437        240,232
 Net appreciation (depreciation) in
  market value of investments                                             56,707          196,297      2,284,765        912,485
                                                       ----------     ----------       ----------    -----------    -----------
                                                          715,511        756,876        1,267,910      5,747,633      4,803,728

DEDUCTIONS:
 Distributions to employer
 Distributions to participants                            606,686        162,397          264,239      1,085,498      1,756,150
 Loan withdrawals                                          77,343        109,396           63,021        177,973        177,563
                                                       ----------     ----------       ----------    -----------    -----------
                                                          684,029        271,793          327,260      1,263,471      1,933,713

INTERFUND TRANSFERS                                       708,124       (199,746)        (138,955)        91,046       (609,213)
                                                       ----------     ----------       ----------    -----------    -----------

NET ADDITIONS                                             739,606        285,337          801,695      4,575,208      2,260,802
                                                       ----------     ----------       ----------    -----------    -----------



NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1997                                  $3,757,454     $3,006,268       $4,491,205    $15,934,409    $17,108,711
                                                       ----------     ----------       ----------    -----------    -----------


                                                                         OTC
                                                         Global        Emerging     International        Loan            AiC
                                                         Growth         Growth          Growth           Fund           Stock


NET ASSETS AVAILABLE FOR PLAN BENEFITS
 as of June 30, 1995                                   $1,298,113     $1,508,625                        $698,843     $7,447,737

ADDITIONS:
 Investment Income                                         88,376        253,338                          60,902        172,850
 Contributions by employer                                                                                              611,046
 Contributions by participants                            894,146      1,101,997                                      1,281,986
 Loan payments                                             36,726         47,777                        (572,408)        47,678
 Net appreciation (depreciation) in
  market value of investments                             221,931        773,961                                      4,835,096
                                                       ----------     ----------                     -----------    -----------
                                                        1,241,179      2,177,073                        (511,506)     6,948,656

DEDUCTIONS:
 Distributions to employer                                                                                              116,725
 Distributions to participants                            199,576        235,041                          40,943        486,701
 Loan withdrawals                                          49,205         62,797                        (853,093)        99,718
                                                       ----------     ----------                     -----------    -----------
                                                          248,781        297,838                        (812,150)       703,144

INTERFUND TRANSFERS                                       (54,431)       637,792                          (9,271)      (612,493)
                                                       ----------     ----------                     -----------    -----------

NET ADDITIONS                                             937,967      2,517,027                         291,373      5,633,019
                                                       ----------     ----------                     -----------    -----------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
 as of June 30, 1996                                   $2,236,080     $4,025,652               $0       $990,216    $13,080,756

ADDITIONS:
 Investment Income                                        191,783        272,304                          77,532        234,628
 Contributions by employer                                                                                              791,766
 Contributions by participants                          1,129,932      1,709,021           14,225          1,986      2,144,392
 Loan payments                                             51,690         72,311              165       (829,230)       125,843
 Net appreciation (depreciation) in
  market value of investments                             425,069       (565,840)           9,916                     8,896,186
                                                       ----------     ----------       ----------    -----------    -----------
                                                        1,798,474      1,487,796           24,306       (749,712)    12,192,815

DEDUCTIONS:
 Distributions to employer                                                                                              267,012
 Distributions to participants                            376,835        570,357            2,469         45,992      1,280,243
 Loan withdrawals                                          52,370         86,883                        (845,710)       101,161
                                                       ----------     ----------       ----------    -----------    -----------
                                                          429,205        657,240            2,469       (799,718)     1,648,416

INTERFUND TRANSFERS                                       (85,167)      (520,864)         203,974                       550,801
                                                       ----------     ----------       ----------    -----------    -----------

NET ADDITIONS                                           1,284,102        309,692          225,811         50,006     11,095,200
                                                       ----------     ----------       ----------    -----------    -----------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
 as of June 30, 1997                                   $3,520,182     $4,335,344         $225,811     $1,040,222    $24,175,956


                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN
                          ----------------------------------

                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------

                          YEARS ENDED JUNE 30, 1997 AND 1996
                          ----------------------------------


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investments are stated at market value using primarily quoted market values. Promissory notes from participants are stated at the outstanding principal balance.

The financial statements have been prepared on the accrual basis of accounting. All security transactions are recorded on their trade date.

Participants have control over the allocation of their account balances among each of the eight Putnam Funds. However, because Analysts International Corporation (AiC) designates the investment option for the employer matching contributions in the AiC Common Stock Fund, participants do not have complete control of their assets invested in this fund.


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

Plan participants may choose to have their share of the Plan funds invested in one or more of eight investment funds offered by the Putnam Companies and/or the AiC Common Stock Fund. The eight Putnam funds include the Putnam Money Market Fund, the Putnam U.S. Government Income Trust, the Putnam High Yield Trust, the Putnam Fund for Growth and Income, the Putnam Voyager Fund, the Putnam Global Growth Fund, the Putnam OTC Emerging Growth Fund and the Putnam International Growth Fund. Effective May 1, 1997 the Plan was amended adding the Putnam International Growth Fund. A participant's account (consisting of employee contributions and investment income) is fully vested.

Participant loans are made in compliance with federal regulations in effect at the time of the loan. Participant loans outstanding, included in investments, amounted to $1,040,222 at June 30, 1997 and $990,216 at June 30, 1996.

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

E.  INVESTMENTS:

                                                      Year Ended June 30
                                                 ---------------------------
Investments at market value:                         1997           1996
                                                 ------------    -----------

 Putnam Money Market Fund                         $ 3,757,454    $ 3,017,848
 Putnam U.S. Government Income Trust                3,006,268      2,720,931
 Putnam High Yield Trust                            4,491,205      3,689,510
 Putnam Fund for Growth and Income                 15,934,409     11,359,201
 Putnam Voyager Fund                               17,108,711     14,847,909
 Putnam Global Growth Fund                          3,520,182      2,236,080
 Putnam OTC Emerging Growth Fund                    4,335,344      4,025,652
 Putnam International Growth Fund                     225,811              -
 AiC Common Stock Fund                             24,175,956     13,080,756
                                                 ------------   ------------
                                                  76,555,340     54,977,887
Promissory notes from participants                 1,040,222        990,216
                                                ------------   ------------
                                                $ 77,595,562   $ 55,968,103
                                                ------------   ------------
                                                ------------   ------------

F.  BENEFITS PAYABLE:

As of June 30, 1997 and 1996, net assets available for plan benefits included benefits of $781,410 and $702,785 respectively, due to participants who have withdrawn from participation in the plan. These amounts will be reported in items 31 and 32 of the plan's annual report on Form 5500 when filed.

                     SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO

                            THE REQUIREMENTS OF FORM 5500
                            -----------------------------

                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN
                          ----------------------------------

                                      SCHEDULE I
                                      ----------

                                       ITEM 27a
                                       --------

           SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT JUNE 30, 1997
           ----------------------------------------------------------------


                                              Number of                      Fair
                                               Shares          Cost          Value
                                            -----------    -----------    -----------
MUTUAL FUNDS:
  Putnam Money Market Fund *                  3,757,454     $3,757,454     $3,757,454
  Putnam U.S. Government Income Trust *         233,587      3,212,694      3,006,268
  Putnam High Yield Trust *                     354,196      4,584,925      4,491,205
  Putnam Fund for Growth and Income *           772,765     11,049,843     15,934,409
  Putnam Voyager Fund *                         953,132     10,410,089     17,108,711
  Putnam Global Growth Fund *                   281,840      2,867,551      3,520,182
  Putnam OTC Emerging Growth Fund *             289,216      3,966,812      4,335,344
  Putnam International Growth Fund  *            12,852        215,895        225,811


AiC COMMON STOCK FUND                           721,670      7,191,858     24,175,956

PROMISSORY NOTES FROM PARTICIPANTS                           1,040,222      1,040,222
  Interest rates ranging from 6.75% to 9.00%               -----------   ------------
  with maturity dates through June, 2000

                                                           $48,297,343    $77,595,562
                                                           -----------    -----------
                                                           -----------    -----------


  * Known to be a party in interest.



                                          10
                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN
                          ----------------------------------
                                     SCHEDULE II
                                     -----------
                                       ITEM 27d
                                       --------

                         SCHEDULE OF REPORTABLE TRANSACTIONS
                           FOR THE YEAR ENDED JUNE 30, 1997
                         -----------------------------------




                                                                                        Current Value
Identity of             Description of       Purchase       Selling         Cost of      of Assets on     Net Gain
Party Involved           Transaction           Price         Price           Asset      Transaction Date   (Loss)
--------------           -----------           -----         -----           -----      ----------------   ------
Putnam Fiduciary         Purchases Of       $3,847,431                    $3,847,431     $3,847,431
 Trust Company            AiC Stock
Putnam Money             Purchases           1,423,635                     1,423,635      1,423,635
 Market Fund
Putnam U.S. Gov.         Purchases             700,169                       700,169        700,169
 Income Trust
Putnam High              Purchases           1,071,614                     1,071,614      1,071,614
 Yield Trust
Putnam Fund for          Purchases           3,553,914                     3,553,914      3,553,914
 Growth & Income
Putnam Voyager           Purchases           3,891,243                     3,891,243      3,891,243
 Fund
Putnam Global Growth     Purchases           1,373,405                     1,373,405      1,373,405
 Fund
Putnam OTC Emerging      Purchases           2,053,636                     2,053,636      2,053,636
 Growth Fund
Putnam International     Purchases             218,363                       218,363        218,363
 Growth Fund
Putnam Fiduciary         Sales of AiC                      $1,648,416      1,459,559      1,648,416       $188,857
 Trust Company            Stock
Putnam Money             Sales                                684,029        684,029        684,029              0
 Market Fund
Putnam U.S. Gov.         Sales                                471,539        469,267        471,539          2,272
 Income Trust
Putnam High              Sales                                466,216        458,327        466,216          7,889
 Yield Trust
Putnam Fund for          Sales                              1,263,471      1,189,607      1,263,471         73,864
 Growth & Income
Putnam Voyager           Sales                              2,542,926      2,602,040      2,542,926        (59,114)
 Fund
Putnam Global Growth     Sales                                514,371        499,672        514,371         14,699
Putnam OTC Emerging      Sales                              1,178,105      1,436,456      1,178,105       (258,351)
 Growth Fund
Putnam International     Sales                                  2,469          2,220          2,469            249
 Growth Fund

NOTE:  There were no lease rentals or expenses incurred with transactions.



SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.


Date:  September 25, 1997

                                  ANALYSTS INTERNATIONAL CORPORATION
                                  SAVINGS AND INVESTMENT PLAN


                                  By   /s/ Thomas R. Mahler
                                       -------------------------------------
                                       THOMAS R. MAHLER, member of the Plan
                                       Committee

                            EXHIBIT INDEX


No.           Exhibit                            Page No.
---           -------                            --------

24.           Independent Auditor's Consent