Form 10-Q
period 1997-09-30
ANALYSTS INTERNATIONAL CORP
filed 1997-11-13
CIK 6292

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                      or

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

As of October 30, 1997, 14,899,252 shares of the Registrant's Common Stock were outstanding.

                      ANALYSTS INTERNATIONAL CORPORATION

                                     INDEX

                                                                           Page
                                                                         Number
                                                                        -------
PART I.  FINANCIAL INFORMATION:

  Item 1.   Condensed Consolidated Balance Sheets
              September 30, 1997 (Unaudited) and June 30, 1997              1

            Condensed Consolidated Statements of Income
              Three months ended September 30, 1997 and 1996 (Unaudited)    2

            Condensed Consolidated Statements of Cash Flows
              Three months ended September 30, 1997 and 1996 (Unaudited)    3

            Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                        4

  Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         5-6

                      ANALYSTS INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                    September 30,       June 30,
(In thousands)                                          1997              1997
                                                    -------------       --------
                                                     (Unaudited)
Current assets:
  Cash and cash equivalents                             $ 21,031        $17,888
  Accounts receivable, less allowance
    for doubtful accounts                                 71,773         66,954
  Other current assets                                     3,487          2,989
                                                       ---------      ---------

  Total current assets                                    96,291         87,831

Property and equipment, net                                6,467          6,121
Other assets                                              11,547         11,418
                                                       ---------      ---------
                                                        $114,305       $105,370
                                                       ---------      ---------
                                                       ---------      ---------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  18,075        $18,131
  Dividend payable                                         1,639          1,336
  Salaries and vacations                                  12,087         11,513
  Other, primarily self-insured health care reserves       1,942          1,647
  Income taxes payable                                     3,615            195
                                                       ---------      ---------
    Total current liabilities                             37,358         32,822

Long-term liabilities                                      6,564          6,444

Shareholders' equity                                      70,383         66,104
                                                       ---------      ---------
                                                        $114,305       $105,370
                                                       ---------      ---------
                                                       ---------      ---------

Note: The balance sheet at June 30, 1997 has been taken from the audited financial statements at that date, and condensed.

           See notes to condensed consolidated financial statements.

                      ANALYSTS INTERNATIONAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

(Dollars in thousands                                          Three Months Ended
except per share amounts)                                          September 30
                                                             -------------------------
                                                                1997           1996
                                                             ----------     ----------
Professional services revenues:
  Provided directly                                            $104,671        $77,801
  Provided through sub-suppliers                                 30,487         20,221
                                                             ----------     ----------
    Total revenues                                              135,158         98,022

Expenses:
  Salaries, contracted services and direct charges              104,571         75,653
  Selling, administrative and other operating costs              21,951         16,120
                                                             ----------     ----------

    Total expenses                                              126,522         91,773
                                                             ----------     ----------

Operating income                                                  8,636          6,249

Other income                                                        331            254
                                                             ----------     ----------

Income before income taxes                                        8,967          6,503

Income taxes                                                      3,587          2,635
                                                             ----------     ----------

Net income                                                     $  5,380       $  3,868
                                                             ----------     ----------
                                                             ----------     ----------

PER COMMON SHARE:

    Net income                                               $      .35     $      .26
                                                             ----------     ----------
                                                             ----------     ----------

    Dividends paid                                           $      .09     $     .075
                                                             ----------     ----------
                                                             ----------     ----------

Average common and common equivalent shares outstanding      15,172,000     14,897,000
                                                             ----------     ----------
                                                             ----------     ----------

           See notes to condensed consolidated financial statements.

                      ANALYSTS INTERNATIONAL CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Three Months Ended
(In thousands)                                                       September 30
                                                             -------------------------
                                                                1997           1996
                                                             ----------     ----------
Net cash provided by operating activities                      $  5,111       $  2,807


Cash flows from investing activities:
  Property and equipment additions                               (1,050)          (580)
  Increase in annuities and cash surrender values                  (120)           (90)
  Payments for acquisitions                                          --         (5,153)
                                                             ----------     ----------
    Net cash used in investing activities                        (1,170)        (5,823)


Cash flows from financing activities:
  Cash dividends                                                 (1,337)        (1,099)
  Proceeds from exercise of stock options                           539             15
                                                             ----------     ----------
    Net cash used in financing activities                          (798)        (1,084)

                                                             ----------     ----------
Net change in cash and equivalents                                3,143        (4,100)

Cash and equivalents at beginning of period                      17,888         17,018
                                                             ----------     ----------

Cash and equivalents at end of period                           $21,031        $12,918
                                                             ----------     ----------
                                                             ----------     ----------

           See notes to condensed consolidated financial statements.

                      ANALYSTS INTERNATIONAL CORPORATION

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 30, 1997, the condensed consolidated statements of income for the three month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at September 30, 1997 and for the periods then ended have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1997 annual report to shareholders.

2.  SHAREHOLDERS' EQUITY

                                                  Three Months Ended
                                                  September 30, 1997
                                                  ------------------
                                                    (In thousands)

    Balance at beginning of period                        $ 66,104
    Cash dividends declared:
      August 21, 1997 at $.11 per share                     (1,640)
      Proceeds upon exercise of stock options                  521
    Stock-based compensation                                    18
    Net income                                               5,380
                                                             -----
    Balance at end of period                              $ 70,383
                                                            ------
                                                            ------

3.  NET INCOME PER COMMON SHARE

    In February 1997, the Financial Accounting Standards Board issued
    Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. If the Company had applied SFAS No. 128 to the computation of earnings per share in the three months ended September 30, 1997, the basic and diluted amounts would have been $.36 and $.35, respectively.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                Three Months Ended September 30, 1997 and 1996

CHANGES IN FINANCIAL CONDITION

Working capital at September 30, 1997 was $58.9 million, up 7% from the $55.0 million at June 30, 1997. This includes cash and cash equivalents of $21.0 million compared to $17.9 million at June 30, 1997 and accounts receivable of $71.8 million compared to $67.0 million at June 30, 1997. Ratios of current assets to current liabilities and total assets to total liabilities were essentially the same at the end of both periods.

The Company's primary need for working capital is to support accounts receivable resulting from the growth in its business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Over the past years, the Company has been able to support the growth in its business with internally generated funds. The Company's outsourcing contracts are not expected to burden working capital.

On August 21, 1997 the Board of Directors increased the regular quarterly dividend to $.11 per share payable November 14, 1997 to shareholders of record as of October 31, 1997. The previous dividend rate was $.09 per share.

On October 17, 1997 the Board of Directors declared a three-for-two stock split to be effected in the form of a 50 percent stock dividend to be distributed December 3, 1997 to shareholders of record on November 19, 1997.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by its operations and the payment of quarterly dividends.

RESULTS OF OPERATIONS

Revenues provided directly for the three months ended September 30, 1997 were $104.7 million, an increase of 34.5% over the same period a year ago. Approximately 60% of this increase is the result of an increase in billed hours and 40% from increases in hourly rates. Revenues provided through sub-suppliers for the three months ended September 30, 1997 were $30.5 million, an increase of 50.8% over the same period a year ago. This increase resulted almost exclusively from an increase in billable hours of service rendered to clients. Prevailing competitive conditions in the industry have made it difficult for the Company to increase the hourly rates it charges for services, and there can be no assurance that the Company will be able to increase its hourly rates.

Personnel totalled 4,900 at September 30, 1997, compared to 4,050 at September 30, 1996, an increase of 21.0%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 77.4% of revenues for the three months ended September 30, 1997 compared to 77.2% for the same period a year ago.
By comparison, these costs were 77.9% of revenues for the fourth quarter of fiscal 1997 and 77.4% of revenues for the fourth quarter of fiscal 1996. This category of expense also includes the fees for the contracted services of sub-suppliers who are necessary to support the Company with its major outsourcing contracts and these fees typically are higher per hour than the labor costs for its own employees. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand and intense competition in the industry makes it difficult to pass cost increases on to customers, while unfavorable economic conditions could adversely affect productivity.
Although the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.2% of revenues for the three months ended September 30, 1997 compared to 16.4% for the same period a year ago. While the Company has been successful in controlling selling, administrative and other operating costs and is committed to careful cost management, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

Net income for the three months ended September 30, 1997 increased 39.1% over the same period a year ago. As a percentage of revenue, net income has also increased from 3.9% for the three months ended September 30, 1996 to 4.0% for the three months ended September 30, 1997. The Company's net income as a percentage of revenues provided directly was 5.1% and 5.0% for the three months ended September 30, 1997 and 1996, respectively.

PART II.  OTHER INFORMATION

    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibit 11 - Computation of Net Income Per Share

            Exhibit 27 - Financial Data Schedule

    (b) There were no reports on Form 8-K filed for the three months ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        ANALYSTS INTERNATIONAL CORPORATION
                                        ----------------------------------
                                                    (Registrant)

Date  November 12, 1997                 By /s/ Gerald M. McGrath
      -----------------                    --------------------------
                                           Gerald M. McGrath
                                           Treasurer and Chief Financial Officer

Date  November 12, 1997                 By /s/ Marti R. Charpentier
      -----------------                    --------------------------
                                           Marti R. Charpentier
                                           Controller and Assistant
                                           Treasurer (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number                   Exhibit                 Page No.*
--------------                   -------                 ---------
   11              Computation of Net Income Per Share      13

   27              Financial Data Schedule                  15

* Page numbers in the sequential numbering system of the manually signed original report.