Form 10-Q
period 1997-12-31
ANALYSTS INTERNATIONAL CORP
filed 1998-02-12
CIK 6292

                                     FORM 10-Q



                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31,1997

                                         or

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




As of January 31, 1998, 22,408,055 shares of the Registrant's Common Stock were outstanding.

                         ANALYSTS INTERNATIONAL CORPORATION

                                       INDEX




                                                                            Page
                                                                          Number
                                                                          ------


PART I.  FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Balance Sheets
                  December 31, 1997 (Unaudited) and June 30, 1997            1

               Condensed Consolidated Statements of Income
                  Three and six months ended December 31, 1997 and 1996
                  (Unaudited)                                                2

               Condensed Consolidated Statements of Cash Flows
                  Six months ended December 31, 1997 and 1996 (Unaudited)    3

               Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                                      4

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       5-6

                          ANALYSTS INTERNATIONAL CORPORATION

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                       December 31,    June 30,
(In thousands)                                             1997          1997
                                                       ------------    --------
                                                       (Unaudited)

Current assets:
     Cash and cash equivalents                           $ 17,735      $ 17,888
     Accounts receivable, less allowance
       for doubtful accounts                               74,583        66,954
     Other current assets                                   3,734         2,989
                                                         --------      --------
       Total current assets                                96,052        87,831

Property and equipment, net                                 6,764         6,121
Other assets                                               11,646        11,418
                                                         --------      --------
                                                         $114,462      $105,370
                                                         --------      --------
                                                         --------      --------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                    $ 19,037      $ 18,131
     Dividend payable                                       1,790         1,336
     Salaries and vacations                                10,593        11,513
     Other, primarily self-insured health care reserves     2,370         1,647
     Income taxes payable                                      79           195
                                                         --------      --------
       Total current liabilities                           33,869        32,822

Long-term liabilities                                       6,731         6,444

Shareholders' equity                                       73,862        66,104
                                                         --------      --------

                                                         $114,462      $105,370
                                                         --------      --------
                                                         --------      --------



Note: The balance sheet at June 30, 1997 has been taken from the audited financial statements at that date, and condensed.


             See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


(In thousands                        Three Months Ended      Six Months Ended
except per share amounts)                December 31           December 31
                                     -------------------   --------------------
                                       1997       1996       1997        1996
                                       ----       ----       ----        ----
Professional services revenues:
  Provided directly                  $108,344    $81,603   $213,015    $159,404
  Provided through sub-suppliers       32,921     20,244     63,408      40,465
                                     --------    -------   --------    --------
     Total revenues                   141,265    101,847    276,423     199,869

Expenses:
  Salaries, contracted
    services and direct charges       110,191     78,354    214,762     154,007
  Selling, administrative and other
    operating costs                    23,043     17,229     44,994      33,349
                                     --------    -------   --------    --------

     Total expenses                   133,234     95,583    259,756     187,356
                                     --------    -------   --------    --------

Operating income                        8,031      6,264     16,667      12,513

Non-operating income                      353        262        684         516
                                     --------    -------   --------    --------

Income before income taxes              8,384      6,526     17,351      13,029

Income taxes                            3,353      2,621      6,940       5,256
                                     --------    -------   --------    --------

Net income                           $  5,031    $ 3,905   $ 10,411    $  7,773
                                     --------    -------   --------    --------
                                     --------    -------   --------    --------

PER COMMON SHARE:*
  Net income (basic)                 $    .23    $   .17   $    .47    $    .35
                                     --------    -------   --------    --------
                                     --------    -------   --------    --------

  Net income (diluted)               $    .22    $   .17   $    .46    $    .34
                                     --------    -------   --------    --------
                                     --------    -------   --------    --------

  Dividends paid                      $  .073    $   .06   $   .133    $    .11
                                     --------    -------   --------    --------
                                     --------    -------   --------    --------
Average common shares
  outstanding*                         22,353     22,014     22,332      21,996
                                       ------     ------     ------      ------
                                       ------     ------     ------      ------

Average common and common
  equivalent shares outstanding*       22,897     22,560     22,828      22,452
                                       ------     ------     ------      ------
                                       ------     ------     ------      ------

*Adjusted to reflect the 3 for 2 common stock split in the form of a stock dividend distributed December 3, 1997.


             See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                        Six Months Ended
                                                           December 31
                                                      --------------------
(In thousands)                                        1997            1996
                                                      ----            ----

Net cash provided by operating activities           $  4,398        $ 6,384

Cash flows from investing activities:
  Property and equipment additions                    (2,142)        (1,359)
  Increase in annuities and cash surrender values       (210)          (180)
  Payments for acquisitions                               --         (5,153)
                                                     -------        -------
    Net cash used in investing activities             (2,352)        (6,692)


Cash flows from financing activities:
  Cash dividends                                      (2,977)        (2,421)
  Proceeds from exercise of stock options                778            222
                                                     -------        -------
    Net cash used in financing activities             (2,199)        (2,199)



                                                     -------        -------
Net change in cash and equivalents                      (153)        (2,507)

Cash and equivalents at beginning of period           17,888         17,018
                                                     -------        -------

Cash and equivalents at end of period                $17,735        $14,511
                                                     -------        -------
                                                     -------        -------



             See notes to condensed consolidated financial statements.

                         ANALYSTS INTERNATIONAL CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of December 31, 1997, the condensed consolidated statements of income for the three month and six month periods ended December 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at December 31, 1997 and for the periods then ended have been made.

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

2.   SHAREHOLDERS' EQUITY

                                               Six Months Ended
                                               December 31, 1997
                                               -----------------
                                                 (In thousands)
     Balance at beginning of period               $ 66,104
     Cash dividends declared:
          August 21, 1997 at $.073 per share        (1,640)
          December 18, 1997 $.08 per share          (1,791)
     Proceeds upon exercise of stock options           742
     Stock-based compensation                           36
     Net income                                     10,411
                                                  --------
     Balance at end of period                     $ 73,862
                                                  --------
                                                  --------

3.   NET INCOME PER COMMON SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods and replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

Item 2.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Six Months Ended December 31, 1997 and 1996



CHANGES IN FINANCIAL CONDITION

Working capital at December 31, 1997 was $62.2 million, up 13% from the $55.0 million at June 30, 1997. This includes cash and cash equivalents of $17.7 million compared to $17.9 million at June 30, 1997 and accounts receivable of $74.6 million compared to $67.0 million at June 30, 1997. Ratios of current assets to current liabilities and total assets to total liabilities have increased slightly since June 30, 1997.

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

On August 21, 1997 the Board of Directors increased the regular quarterly dividend to $.073 per share payable November 14, 1997 to shareholders of record as of October 31, 1997. The previous dividend rate was $.06 per share.

On October 16, 1997 the Board of Directors declared a three-for-two stock split effected in the form of a 50 percent stock dividend distributed December 3, 1997 to shareholders of record as of November 19, 1997. The Board of Directors also increased the regular quarterly dividend to $.08 per share.

On December 18, 1997 the Board of Directors declared the regular quarterly dividend of $.08 per share payable February 13, 1998 to shareholders of record as of January 30, 1998.

In January 1998 the Company entered into an agreement to build a facility for use as its corporate headquarters and its Minneapolis branch operations. The Company expects construction and related costs will be approximately $17,000,000 and these costs will be financed through a combination of unsecured debt and use of cash reserves.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by its operations, the payment of quarterly dividends and the construction of its new facility.

RESULTS OF OPERATIONS

Revenues provided directly for the six months ended December 31, 1997 were $213.0 million, an increase of 33.6% over the same period a year ago. Approximately 63% of this increase is the result of an increase in billed hours and 37% from increases in hourly rates. For the three months ended December 31, 1997 revenues provided directly were $108.3 million, an increase of 32.8% over the same period a year ago. Approximately 66% of this increase is the result of an increase in billed hours and 34% from increases in hourly rates. Revenues provided through sub-suppliers for the six month period and quarter ended December 31, 1997 were $63.4 million and $32.9 million, respectively. This represents increases of 56.7% and 62.6% over the same periods a year ago. These increases resulted almost exclusively from increases in billable hours of service rendered to clients. Prevailing competitive conditions in the industry have made it difficult for the Company to increase the hourly rates it charges for services, and there can be no assurance the Company will be able to increase its hourly rates.

Personnel totalled 5,050 at December 31, 1997, compared to 4,175 at December 31, 1996, an increase of 21.0%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 77.7% of revenues for the six months ended December 31, 1997 compared to 77.1% for the same period a year ago. These costs were 78.0% of revenues for the three months ended December 31, 1997 and 76.9% of revenues for the three months ended December 31, 1996. By comparison, these costs were 77.4% of revenues for the first quarter of fiscal 1998 and 77.2% of revenues for the first quarter of fiscal 1997. The increase in this expense category as a percentage of revenues is mostly a consequence of the increase in business done through sub-suppliers, the fees of whom typically are higher per hour than the labor costs for the Company's own employees. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand and intense competition in the industry makes it difficult to pass cost increases on to customers, while unfavorable economic conditions could adversely affect productivity. Although the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.3% of revenues for the six months ended December 31, 1997 compared to 16.7% for the same period a year ago. These costs were 16.3% of revenues for the three months ended December 31, 1997 and 16.9% of revenues for the three months ended December 31, 1996. While the Company has been successful in controlling selling, administrative and other operating costs and is committed to careful cost management, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

Net income for the six months ended December 31, 1997 increased 33.9% over the same period a year ago. As a percentage of revenue, net income has decreased from 3.9% for the six months ended December 31, 1996 to 3.8% for the six months ended December 31, 1997. Net income for the quarter, as a percentage of revenue, also decreased from 3.8% for the three months ended December 31, 1996 to 3.6% for the three months ended December 31, 1997. The Company's net income as a percentage of revenues provided directly was 4.9% for the six months ended December 31, 1997 and 1996. The Company's net income as a percentage of revenues provided directly for the three months ended December 31, 1997 and 1996 was 4.6% and 4.8%, respectively.

PART II.  OTHER INFORMATION

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders held October 16, 1997, the following action was taken:

     (a)  Election of directors.

          The following nominees, all of whom were listed in the company's proxy statement prepared in accordance with Regulation 14(a), were elected:


            Nominee      Votes for      Authority withheld
            -------      ---------      ------------------

          V. C. Benda    12,272,336          67,003
          W. K. Drake    12,272,771          66,568
          F. W. Lang     12,265,880          73,458
          M. A. Loftus   12,274,496          64,843
          E. M. Mahoney  12,275,081          61,257
          R. L. Prince   12,278,563          60,776

     (b)  Ratification of auditors.

          The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

               In favor       12,062,834
               Against           204,798
               Abstain            71,706

     There were no broker non-notes.


     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 11 - Computation of Net Income Per Share

          Exhibit 27 - Financial Data Schedule

     (b) There were no reports on Form 8-K filed for the six months ended December 31, 1997.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                              ANALYSTS INTERNATIONAL CORPORATION
                              ----------------------------------
                                        (Registrant)




Date  February 11, 1998       By /s/ Gerald M. McGrath
     -------------------         ---------------------
                                 Gerald M. McGrath
                                 Treasurer and Chief Financial Officer

Date  February 11, 1998       By /s/ Marti R. Charpentier
     -------------------         ------------------------
                                 Marti R. Charpentier
                                 Controller and Assistant
                                 Treasurer (Chief Accounting Officer)

                                 EXHIBIT INDEX


Exhibit Number                   Exhibit                               Page No.*
--------------                   -------                               ---------

     11               Computation of Net Income Per Share                    13

     27               Financial Data Schedule                                15


* Page numbers in the sequential numbering system of the manually signed original report.