Form 10-Q
period 1998-03-31
ANALYSTS INTERNATIONAL CORP
filed 1998-05-15
CIK 6292

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


               (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1998

                                         or

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
                                    (612) 835-5900




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes   X       No
                                          ----



As of April 30, 1998, 22,428,988 shares of the Registrant's Common Stock were outstanding.

                         ANALYSTS INTERNATIONAL CORPORATION

                                       INDEX



                                                                          Page
                                                                        Number
                                                                        ------
PART I.   FINANCIAL INFORMATION:

     Item 1.   Condensed Consolidated Balance Sheets
                March 31, 1998 (Unaudited) and June 30, 1997                 1

               Condensed Consolidated Statements of Income
                Three and nine months ended March 31, 1998
                and 1997 (Unaudited)                                         2

               Condensed Consolidated Statements of Cash Flows
                Nine months ended March  31, 1998 and 1997 (Unaudited)       3

               Notes to Condensed Consolidated Financial
                Statements (Unaudited)                                       4

     Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        5-6

                          ANALYSTS INTERNATIONAL CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                      March 31,    June 30,
(In thousands)                                          1998         1997
                                                     ----------   ----------
                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                            $14,958      $17,888
   Accounts receivable, less allowance
     for doubtful accounts                               87,444       66,954
   Other current assets                                   3,706        2,989
                                                       --------     --------
     Total current assets                               106,108       87,831

Property and equipment, net                               7,586        6,121
Other assets                                             11,955       11,418
                                                       --------     --------
                                                       $125,649     $105,370
                                                       --------     --------
                                                       --------     --------


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $21,312      $18,131
   Dividend payable                                       1,794        1,336
   Salaries and vacations                                14,685       11,513
   Other, primarily self-insured health care
      reserves                                            2,105        1,647
   Income taxes payable                                     734          195
                                                       --------     --------
     Total current liabilities                           40,630       32,822

Long-term liabilities                                     6,986        6,444

Shareholders' equity                                     78,033       66,104
                                                       --------     --------
                                                       $125,649     $105,370
                                                       --------     --------
                                                       --------     --------

Note: The balance sheet at June 30, 1997 has been taken from the audited financial statements at that date, and condensed.


             See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


(In thousands                                     Three Months Ended                 Nine Months Ended
except per share amounts)                              March 31                           March 31
                                               ----------------------             -----------------------
                                                   1998           1997                1998           1997
                                                   ----           ----                ----           ----
Professional services revenues:
   Provided directly                           $116,261        $88,254            $329,276       $247,658
   Provided through sub-suppliers                33,750         25,439              97,158         65,904
                                               --------       --------            --------       --------
        Total revenues                          150,011        113,693             426,434        313,562

Expenses:
  Salaries, contracted
     services and direct charges                117,261         88,274             332,023        242,281
  Selling, administrative and other
     operating costs                             23,848         18,722              68,842         52,071
                                               --------       --------            --------       --------

        Total expenses                          141,109        106,996             400,865        294,352
                                               --------       --------            --------       --------

Operating income                                  8,902          6,697              25,569         19,210

Non-operating income                                313            239                 997            755
                                               --------       --------            --------       --------

Income before income taxes                        9,215          6,936              26,566         19,965

Income taxes                                      3,687          2,775              10,627          8,031
                                               --------       --------            --------       --------

Net income                                     $  5,528       $  4,161            $ 15,939       $ 11,934
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------

PER COMMON SHARE:*

   Net income (basic)                          $    .24       $    .19            $    .71       $    .54
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------

   Net income (diluted)                        $    .24       $    .19            $    .70       $    .53
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------

   Dividends paid                              $    .08       $    .06            $    .21       $    .17
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------

Average common shares
   outstanding*                                  22,409         22,143              22,357         22,045
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------

Average common and common
   equivalent shares outstanding*                22,868         22,586              22,841         22,497
                                               --------       --------            --------       --------
                                               --------       --------            --------       --------


*Adjusted to reflect the 3 for 2 common stock split in the form of a stock dividend distributed December 3, 1997.

              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                         Nine Months Ended
                                                              March 31
                                                       --------------------
(In thousands)                                           1998          1997
                                                         ----          ----

Net cash provided by operating activities             $ 4,806       $ 6,861


Cash flows from investing activities:
  Property and equipment additions                     (3,884)       (1,929)
  Increase in annuities and cash surrender values        (300)         (320)
  Payments for acquisitions                                --        (5,153)
                                                      -------       -------
    Net cash used in investing activities              (4,184)       (7,402)


Cash flows from financing activities:
  Cash dividends                                       (4,769)       (3,748)
  Proceeds from exercise of stock options               1,217           985
                                                      -------       -------
    Net cash used in financing activities              (3,552)       (2,763)


                                                      -------       -------
Net change in cash and equivalents                     (2,930)       (3,304)

Cash and equivalents at beginning of period            17,888        17,018
                                                      -------       -------

Cash and equivalents at end of period                 $14,958       $13,714
                                                      -------       -------
                                                      -------       -------


              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of income for the three month and nine month periods ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at March 31, 1998 and for the periods then ended have been made.

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

2.   SHAREHOLDERS' EQUITY


                                                    Nine Months Ended
                                                     March 31, 1998
                                                    -----------------
                                                     (In thousands)
     Balance at beginning of period                    $ 66,104
     Cash dividends declared:
          August 21, 1997 at $.07 per share              (1,640)
          December 18, 1997 at $.08 per share            (1,791)
          February 19, 1998 at $.08 per share            (1,796)
     Proceeds upon exercise of stock options              1,163
     Stock-based compensation                                54
     Net income                                          15,939
                                                       --------
     Balance at end of period                          $ 78,033
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

Item 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      Nine Months Ended March 31, 1998 and 1997



CHANGES IN FINANCIAL CONDITION

Working capital at March 31, 1998 was $65.5 million, up 19% from the $55.0 million at June 30, 1997. This includes cash and cash equivalents of $15.0 million compared to $17.9 million at June 30, 1997 and accounts receivable of $87.4 million compared to $67.0 million at June 30, 1997. Ratios of current assets to current liabilities and total assets to total liabilities have decreased slightly since June 30, 1997.

The Company's primary need for working capital is to support accounts receivable resulting from the growth in its business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Over the past years, the Company has been able to support the growth in its business with internally generated funds. The Company's sub-supplier contracts are not expected to burden working capital.

On December 18, 1997 the Board of Directors declared the regular quarterly dividend of $.08 per share payable February 13, 1998 to shareholders of record on January 31, 1998.

On February 19, 1998 the Board of Directors declared the regular quarterly dividend of $.08 per share payable May 15, 1998 to shareholders of record on April 30, 1998.

In January 1998 the Company entered into an agreement to build a facility for use as its corporate headquarters and its Minneapolis branch operations. The Company expects construction and related costs will be approximately $17,000,000 and these costs will be financed through a combination of unsecured debt and use of cash reserves.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by its operations, capital investments and the payment of quarterly dividends.

RESULTS OF OPERATIONS

Revenues provided directly for the nine months ended March 31, 1998 were $329.3 million, an increase of 33.0% over the same period a year ago. Approximately 64% of this increase is the result of an increase in billed hours and 36% from increases in hourly rates. For the three months ended March 31, 1998 revenues provided directly were $116.3 million, an increase of 31.7% over the same period a year ago. Approximately 66% of this increase is the result of an increase in billed hours and 34% from increases in hourly rates. Revenues provided through sub-suppliers for the nine month period and quarter ended March 31, 1998 were $97.2 million and $33.7 million, respectively. This represents increases of 47.4% and 32.7% over the same periods a year ago. These increases in sub-supplier revenues resulted almost exclusively from increases in billable hours of service rendered to clients.

Personnel totalled 5,250 at March 31, 1998, compared to 4,400 at March 31, 1997, an increase of 19.3%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 77.9% of revenues for the nine months ended March 31, 1998 compared to 77.3% for the same period a year ago. These costs were 78.2% of revenues for the three months ended March 31, 1998 and 77.6% of revenues for the three months ended March 31, 1997. The increase in this expense category as a percentage of revenue is mostly a consequence of the increase in business done through sub-suppliers, whose labor costs are higher per hour than the labor costs of the Company's own employees. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand and intense competition in the industry makes it difficult to pass cost increases on to customers, while unfavorable economic conditions could adversely affect productivity. Although the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.1% of revenues for the nine months ended March 31, 1998 compared to 16.6% for the same period a year ago. These costs were 15.9% of revenues for the three months ended March 31, 1998 and 16.5% of revenues for the three months ended March 31, 1997. While the Company has been successful in controlling selling, administrative and other operating costs and is committed to careful cost management, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

Net income for the nine months ended March 31, 1998 increased 33.6% over the same period a year ago. As a percentage of revenue, net income has decreased from 3.8% for the nine months ended March 31, 1997 to 3.7% for the nine months ended March 31, 1998. Net income, as a percentage of revenue, was 3.7% for the quarters ended March 31, 1998 and 1997. The Company's net income as a percentage of revenues provided directly was 4.8% for the nine months ended March 31, 1998 and 1997. The Company's net income as a percentage of revenues provided directly for the three months ended March 31, 1998 and 1997 was 4.8% and 4.7%, respectively.

PART II.  OTHER INFORMATION

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule.
                       Restated Financial Data Schedules.

     (b) There were no reports on Form 8-K filed for the nine months ended March 31, 1998.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                   ANALYSTS INTERNATIONAL CORPORATION
                                   ----------------------------------
                                               (Registrant)




Date  May 13, 1998                 By /s/ Gerald M. McGrath
     -------------                   ----------------------
                                     Gerald M. McGrath
                                     Treasurer and Chief Financial Officer

Date  May  13, 1998                By /s/ Marti R. Charpentier
     --------------                  -------------------------
                                     Marti R. Charpentier
                                     Controller and Assistant
                                     Treasurer (Chief Accounting Officer)

                                    EXHIBIT INDEX


Exhibit Number                     Exhibit                            Page No.*
--------------                     -------                            ---------

27                       Financial Data Schedule                         13

                         Restated Financial Data Schedules               14-19


* Page numbers in the sequential numbering system of the manually signed original report.