Form 10-K405
period 1998-06-30
ANALYSTS INTERNATIONAL CORP
filed 1998-09-28
CIK 6292

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                     FORM 10-K

               (X)  Annual Report Pursuant to Section 13 or 15 (d) of
                      the Securities and Exchange Act of 1934
                      For the Fiscal Year Ended June 30, 1998
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X     No
                                                    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. Yes  X   No
                                 ---     ---

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of August 31, 1998 was $427,725,000 based upon the closing price as reported by Nasdaq.

As of August 31, 1998 there were 22,490,652 shares of the registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference are (i) portions of the annual report to shareholders for the year ended June 30, 1998 (Parts I and II) and (ii) proxy statement dated September 8, 1998 (Part III).

                                        PART I

ITEM 1.  BUSINESS

     Analysts International Corporation ("Analysts International" or the "Company") provides a full range of computer software services to computer users, computer manufacturers and software developers throughout the United States and in Canada and the United Kingdom. Over 90% of the Company's revenues are from services provided to its existing customer base, which consists primarily of Fortune 500 companies. This high percentage of repeat business reflects the Company's emphasis on customer satisfaction and development of long-term relationships with customers who have an ongoing need for the services which the Company provides.

     Analysts International offers its clients a full range of software service offerings, sometimes referred to by others in the industry as "solutions," including custom software development under Company project management, Year 2000 assessment and remediation services, supplemental IT and software engineering staffing, maintenance of legacy systems, help desk services and single source staffing of programmers and other software professionals through the Company's TechWest Division. The Company's projects involve nearly every type and manufacture of computers and all of the major operating systems. Examples of the types of projects in which the Company was involved in during the fiscal year are highlighted in detail in the Company's 1998 Annual Report.

     Analysts International's largest customer is U S West Inc., which is headquartered in Denver and provides telecommunication services to over 25 million customers in 14 states as well as domestic and international cable and telephone, wireless communications, directory and information services. The Company is U S West's single source for supplemental staffing for

U S West's IT/software engineering needs. To meet these needs, and to facilitate its management of over 1,000 computer programmers and other technical personnel it has on assignment at U S West, the Company established its TechWest Division, which fills requirements, manages assigned personnel and provides time record keeping/billing services through proprietary software developed specifically for this engagement. The Company's three-year contract expired May 31, 1998, and the contract was extended through November 30, 1998. The Company believes the contract will be renewed for an additional two to three years. Revenues from services provided to U S West were about 22% of total revenues during the last two fiscal years and are expected to be about that same percentage for fiscal 1999. Loss of this business could have a material adverse effect on the Company, although the Company believes it could replace the business lost if the contract is not renewed and the replacement business would mitigate or offset the profit lost from the loss of the U S West business.

     The Company has expanded the TechWest service offering to other clients, including Chevron Information Technology Company (Chevron Corporation's technology subsidiary) and Salt River Project (the nation's third largest public power utility). Motorola's Semi-Conductor Products Sector became a TechWest customer during fiscal 1998. These TechWest customers use the Company as their sole source for supplemental IT/software engineering staffing.

     Analysts International provided services through 30 of its branch offices during the year to various divisions of International Business Machines Corporation (IBM), its second largest customer, as one of a limited number of national service providers under IBM's National Procurement initiative. The Company's contract with IBM expires December 31, 2000, subject to IBM's right to cancel for convenience on 30 days' written notice. IBM's National Procurement initiative requires the Company and the other participating vendors to accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM. There can be no assurance, however, that volume will offset lower rates. IBM business under the national contract accounted for about 16% to 21% of revenues in each of the last three fiscal years, and loss of this business could have a material adverse effect on the Company. The Company believes, however, that the prevailing high demand for the services it provides would permit it to replace the loss of the IBM business and at least mitigate, if not offset, the resulting loss of profits.

     Analysts International provides its services to a wide range of industries. Its fiscal 1998 revenues were derived from services rendered to customers in the following industry groups:


                                                           Approximate Percent
Industry Group                                                FY 1998 Revenues
------------------------------------------------------------------------------
          Telecommunications                                      25.1%
          Electronics                                             21.5%
          Services                                                10.2%
          Manufacturing                                           11.7%
          Financial                                                6.9%
          Oil and Chemical                                         5.6%
          Merchandising                                            5.4%
          Insurance/Health Care                                    4.9%
          Food                                                     2.2%
          Government                                               1.8%
          Power and Utility                                        1.7%
          Transportation                                           1.3%
          Other                                                    1.7%


     Analysts International provided services to more than 900 clients during the fiscal year. Consistent with its practices in prior years, the Company rendered these services almost exclusively on a time and materials hourly rate basis under which invoices for services rendered were submitted no less frequently than monthly with payment due generally net 30 days.

ORGANIZATION AND MARKETING

     Analysts International provides its software services through its branch and field offices, assigned on a geographical basis to one of five regions. Each branch office is staffed with technical personnel and is managed by a branch manager, who has primary responsibility for the administration, personnel and recruiting, customer relations and profitability of the branch.
 The branch manager has broad authority to conduct the operation of the branch, subject to adherence to corporate policies. In general, field offices are established to support specific projects for one or more specific customers at locations not served by a local branch office and are managed by a branch within the same geographical region. A field office may become a branch office when the volume of business and the prospects for additional business justify the additional location expenses associated with branch office status.

     During the fiscal year, the Company maintained branch offices in the following cities: Atlanta, Austin, Boca Raton, Chicago, Cincinnati/Dayton, Cleveland, Columbus (Ohio), Dallas, Danbury, Denver, Des Moines, Detroit, Houston, Indianapolis, Kansas City, Iselin (New Jersey), Lexington (Kentucky), Los Angeles, Minneapolis, New York City, Omaha, Phoenix, Raleigh/Durham, Rochester (Minnesota), Rochester (New York), St. Louis, San Francisco, Seattle, Silicon Valley, Tampa, Toronto, Canada and Tulsa. On July 1, 1998, one additional branch office was established in Portland, Oregon.

     Analysts International utilizes its own direct sales force to sell its services. At the end of the fiscal year, the Company's sales staff totaled 110 in number. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the Company's business, and each branch office employs at least one full time recruiter. At the end of the fiscal year, the Company's recruiting staff totaled 125 in number.

COMPETITION

     Analysts International competes with software consulting divisions of several large companies (including DEC, Andersen Consulting and IBM) on a national basis. These organizations and their software consulting divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

     The Company also competes with other national software services companies such as Computer Task Group, CGA, Keane Inc., and Computer Horizons.

     The Company's branches compete in their local market areas with numerous locally-based software services firms. Most of the locally-based competitors are approximately the same size as or smaller than the Company's local branch, although in certain market areas they are larger than the Company's local branch.

     The Company believes its total staff and sales volume are larger than most of the national and local software services companies, but in some market areas certain of these competitors may be larger. Although there are no comprehensive industry statistics available, the Company believes it is among the ten largest national software services companies in the United States.

     Principal competitive factors in the software services business include technical expertise, responsiveness to customers' needs, reputation and credibility, and hourly rates. Analysts International believes it is competitive in these respects.

PERSONNEL

     Analysts International has approximately 5,300 personnel. Of these, approximately 4,500 are systems analysts, computer programmers and other technical personnel whose services are billable to clients. Several years of programming experience is generally a prerequisite to employment with the Company.

     Maintaining the present volume of the Company's business and its continued growth depend to a significant extent on its ability to attract and retain qualified technical personnel. Such personnel are in great demand. Although the Company has been able to attract and retain qualified technical personnel and believes its personnel relations are satisfactory, there can be no assurance the Company will be able to continue to attract and retain such personnel. Its inability to do so would have a material adverse effect on the registrant's business.

OTHER MATTERS

     Analysts International was incorporated under Minnesota law on March 29, 1966. Its principal office is identified in response to Item 2 below. Raw materials, seasonality, compliance with environmental protection laws, and patents, trademarks, licenses, franchises or other concessions are not material to an understanding of the Company's business. No portion of the Company's business is subject to renegotiation of profits at the election of the government. Backlog is not material because nearly all of the Company's contracts for services, including contracts with the government (which are not material), are terminable by either the customer or the Company on notice of 30 days or less.

CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES

LITIGATION REFORM ACT OF 1995

     Statements included in this document may be "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Words such as "believes," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are based on expectations and assumptions, and they involve risks and uncertainties which could cause results or outcomes to differ materially from expectations. Among the risks and uncertainties important to the Company's business are the continued need of current and prospective customers for the Company's services, competition, the availability of qualified professional staff, and the Company's ability to increase rates as labor and operating costs increase. There may be other factors, such as general economic conditions which affect businesses generally, which may cause results to vary from expectations.

ITEM 2.  PROPERTIES

     Analysts International's principal executive offices are located at 7615 Metro Boulevard, Minneapolis, Minnesota 55439, in a 20,000 square foot office building which it owns. All branch offices and field offices are held under leases with varying expiration dates ranging from

30 days to 9 years. See Note H of Notes to Consolidated Financial Statements at page 24 of the Company's 1998 Annual Report to Shareholders.

ITEM 3.   LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party to or which any of its property is subject, other than ordinary routine litigation incidental to the business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of it's 1998 fiscal year.

                              EXECUTIVE OFFICERS


Name                          Age            Title
----                          ---            -----
Frederick W. Lang             73             Chairman and Chief Executive
                                             Officer since 1989; President and
                                             Chief Executive Officer from
                                             1966-1989; Treasurer from 1987-1989.

Victor C. Benda               67             President and Chief Operating
                                             Officer since 1989; Executive Vice
                                             President from 1983 to 1989; Senior
                                             Vice President from 1980 to 1983;
                                             Vice President from 1967 to 1980.

Sarah P. Spiess               57             Executive Vice President since
                                             1996; Senior Vice President during
                                             1996; Vice President and General
                                             Manager of Southern Region from
                                             1992 to 1996; Manager of
                                             Minneapolis Branch 1979 to 1992.

Thomas R. Mahler              52             Secretary since 1979; General
                                             Counsel since 1982.

Gerald M. McGrath             59             Chief Financial Officer since 1996;
                                             Treasurer since 1989; Vice
                                             President, Finance since 1988;
                                             Assistant Treasurer from 1976 to
                                             1989; Controller from 1966 to 1989.


Terms of office expire October 15, 1998.

                                    PART II

     The following portions of the Company's annual report to shareholders for the fiscal year ended June 30, 1998 are incorporated by reference in response to Items 5, 6, 7 and 8 as follows:


Items in Form 10-K          Caption or Section and Page in Annual Report
------------------          --------------------------------------------------------------
       5                    Market Price Ranges on Common Stock               25

       6                    Five-Year Summary                                 26

       7                    Management's Discussion and Analysis              16-17

       8                    Financial Highlights and Statements               Inside Front
                                                                              Cover, 18-26


(See Index to Consolidated Financial Statements and Schedules set forth in
Item 14 of this Form 10-K.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with or changes in the Company's independent auditors within the past 24 months.

                                    PART III

     The information regarding executive officers required by Item 10 is set forth under the caption "Executive Officers" in Part I of this Form 10-K. Other information called for in Part III, including information regarding directors (Item 10), executive compensation (Item 11) and security ownership of certain beneficial owners and management (Item 12), is set forth in the Company's definitive proxy statement for the annual meeting of shareholders to be held October 15, 1998, filed pursuant to Regulation 14A, as follows:


Items in Form 10-K       Caption and Page in Definitive Proxy Statement
------------------       ---------------------------------------------------------
       10                Election of Directors                             2-3
       11                Board Committees and Compensation and
                           Executive Compensation                          3, 5-8
       12                Election of Directors and Principal
                           Shareholders                                    2-3, 10


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1998:

a. No director, executive officer, nominee for election as a director, holder of more than five percent of the Company's common stock or members of the immediate family of any of the foregoing persons had any direct or indirect material interest in any transaction or series of transactions to which the Company was a party and in which the amount exceeded $60,000, nor is any such transaction proposed;

b. The Company was not a party with any entity in which any of the Company's directors or nominees for election as directors was an executive officer, held more than a 10% equity interest, was a member of or of counsel to (in the case of a law firm) or was a partner or executive officer (in the case of an investment banking firm), in any transaction involving payments of more than five percent of the gross revenues of either the Company or such entity, nor is any such transaction proposed; and

c.   No director, executive officer or nominee for election as a director or
     (i) any member of the immediate family of any of the foregoing, (ii) any corporation or beneficial holder of ten percent or more of any class of equity securities, or (iii) any trust or other estate in which such person served as a trustee or in a similar capacity was indebted to the Company in excess of $60,000.

Subparagraph d. of this Item is not applicable.

                                        PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.1  CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements of Analysts International Corporation and its subsidiary and the related independent auditors' report are included on the following pages of its annual report to shareholders for the fiscal year ended June 30, 1998:


                                                               Pages in Annual Report
                                                               ----------------------
     Consolidated Balance Sheets at June 30, 1998 and 1997               18

     Consolidated Statements of Income for each of the
     three years in the period ended June 30, 1998                       19

     Consolidated Statements of Cash Flows for each of the
     three years in the period ended June 30, 1998                       20

     Consolidated Statements of Shareholders' Equity for
     each of the three years in the period ended June 30, 1998           21

     Notes to Consolidated Financial Statements                          22-24

     Independent Auditors' Report                                        25


a.2  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES                     Page Herein
                                                                    -----------
     Independent Auditors' Report                                        18

     Schedule II.  Valuation and Qualifying Accounts                     19


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

     3-d Amendment to Articles of Incorporation to increase authorized shares to 60 million.

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

     4-e Restated Rights Agreement dated as of June 16, 1989 and restated as of April 16, 1998 between Analysts International
                Corporation and Norwest Bank Minnesota, N.A. as Rights
                Agent.


a.3   EXHIBITS (con't)

Exhibit Number                                                                Exhibit Page
--------------                                                                ------------

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

      11        Calculations of Earnings Per Share.

      13        1998 Annual Report to Shareholders.

      21        Subsidiaries of Registrant.

      23        Independent Auditors' Consent.

      24        Powers of Attorney.

      27        Financial Data Schedule.


b.  Reports on Form 8-K

    There were no reports on Form 8-K for the three months ended June 30, 1998.

                   INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

We have audited the consolidated financial statements of Analysts International Corporation and its subsidiary as of June 30, 1998 and 1997, and for each of the three years in the period ended June 30, 1998, and have issued our report thereon dated August 17, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiary, listed in Item 14 a.2. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
August 17, 1998

                      ANALYSTS INTERNATIONAL CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                                Balance at     Charged to    Deductions     Balance
                                 beginning      costs and      net of       at end
Description                      of period      expenses     recoveries    of period
-----------                     ----------     ----------    ----------    ---------

Allowance for doubtful accounts:

Year ended June 30, 1998         $550,000       $502,000      $302,000      $750,000

Year ended June 30, 1997          500,000        322,000       272,000       550,000

Year ended June 30, 1996          550,000        108,000       158,000       500,000


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANALYSTS INTERNATIONAL CORPORATION


                                       BY /s/ F.W. Lang
                                          -------------------------------
DATE September 28, 1998                   F. W. Lang, Chairman
     ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                        Title                                   Date
         ---------                        -----                                   ----
       /s/ F. W. Lang       Chairman & Chief Executive Officer
    --------------------      (Principal Executive Officer)
         F.W. Lang

    /s/ G. M. McGrath        Vice President, Finance and Treasurer
    --------------------   (Principal Finance and Accounting Officer)
       G. M. McGrath

      /s/ V. C. Benda      President and Chief Operating Officer
    --------------------
         V. C. Benda*
                                                                            September 28, 1998

      /s/ W. K. Drake                    Director
    --------------------
        W. K. Drake*

      /s/ M. A. Loftus                   Director
    --------------------
       M. A. Loftus*

     /s/ E. M. Mahoney                   Director
    --------------------
      E. M. Mahoney*

      /s/ R. L. Prince                   Director
    --------------------
       R. L. Prince*


*F.W. Lang, by signing his name hereto, hereby signs this form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

                                       /s/ F. W. Lang
                                       ----------------------------------
                                       F. W. Lang, Chairman

                                 EXHIBIT INDEX


Exhibit Number                                                        Page No.*
--------------                                                        ---------
     3-d            Amendment to Articles of Incorporation

     4-e            Restated Rights Agreement

     11             Calculations of Earnings Per Share.

     13             1998 Annual Report to Shareholders.

     21             Subsidiaries of Registrant.

     23             Independent Auditors' Consent.

     24             Powers of Attorney.

     27             Financial Data Schedule


*Reference is to the page number in the sequential numbering system.

For a list of exhibits incorporated by reference and not filed with this Form 10-K, see Item 14 a.3 at pages 15-16 of this Form 10-K.