Form 10-K/A
period 1998-06-30
ANALYSTS INTERNATIONAL CORP
filed 1998-09-28
CIK 6292

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

   The following information relating to the Analysts International Corporation Savings and Investment Plan and required by Form 11-K for the Plan year ended June 30, 1998 is included as part of the registrant's annual report on Form 10-K, as permitted by Rule 15d-21.

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

                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN

INDEX

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                 1

FINANCIAL STATEMENTS - Years ended June 30, 1998 and 1997:

     Statements of net assets available for plan benefits                    2
     Statements of changes in net assets available for
          plan benefits                                                      3
     Supplemental information on changes in net assets available for
          plan benefits by type of fund                                      4
     Notes to financial statements                                         5-7

SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO THE
     REQUIREMENTS OF FORM 5500:
          I.   Item 27a - Schedule of Assets Held for Investment
                    Purposes, as of June 30, 1998                            9
          II.  Item 27d - Schedule of Reportable Transactions
                    for the Year Ended June 30, 1998                        10

INDEPENDENT AUDITORS' REPORT


Savings and Investment Plan Committee
Analysts International Corporation
Minneapolis, Minnesota


We have audited the accompanying statements of net assets available for plan benefits of Analysts International Corporation Savings and Investment Plan (the
Plan) as of June 30, 1998 and 1997 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for plan benefits as of June 30, 1998 and 1997 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information by fund for the years ended June 30, 1998 and 1997, the supplemental schedules of Assets Held for Investment Purposes as of June 30, 1998 and Reportable Transactions for the year ended June 30, 1998 are presented for purposes of additional analysis of the basic financial statements and for complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. This supplemental information is the responsibility of the Plan's management. The supplemental information and schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
August 21, 1998

                         ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN

               STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS




                                                               June 30
                                                    ---------------------------
                                                        1998            1997
                                                    -------------  ------------
ASSET - Investments, stated at market value         $104,719,255    $77,595,562
                                                    -------------  ------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS              $104,719,255    $77,595,562
                                                    -------------  ------------
                                                    -------------  ------------


            See notes to financial statements and supplemental schedules.

                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN

                         STATEMENTS OF CHANGES IN NET ASSETS
                             AVAILABLE FOR PLAN BENEFITS



                                                       Year Ended June 30
                                                 -----------------------------
                                                      1998             1997
                                                 --------------  -------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
  beginning of year                              $ 77,595,562     $ 55,968,103
ADDITIONS:
  Investment income                                 5,374,231        3,524,115
  Contributions by employer                         1,347,078          791,766
  Contributions by participants                    15,631,004       11,513,871
  Net appreciation in market value
    of investments                                 13,170,370       12,215,585
                                                 --------------  -------------
                                                   35,522,683       28,045,337

DEDUCTIONS:
  Distributions to employer                           373,175          267,012
  Distributions to participants                     8,025,815        6,150,866
                                                 --------------  -------------
NET ADDITIONS                                      27,123,693       21,627,459
                                                 --------------  -------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
  end of year                                    $104,719,255     $ 77,595,562
                                                 --------------  -------------
                                                 --------------  -------------



                          See notes to financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN

                  SUPPLEMENTAL INFORMATION ON CHANGES IN NET ASSETS
                         AVAILABLE FOR PLAN BENEFITS BY FUND

                          YEARS ENDED JUNE 30, 1998 AND 1997



                                             Money     U.S. Govt.  High Yield    Growth &       Voyager
                                             Market      Trust       Trust        Income         Fund
                                           ---------- ------------ ----------- ------------  -----------
NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1996                      $3,017,848  $2,720,931  $3,689,510  $11,359,201   $14,847,909

ADDITIONS:
 Investment Income                            149,528     174,905     356,608    1,111,320       955,507
 Contributions by employer

 Contributions by participants                493,291     451,814     662,595    2,211,111     2,695,504
 Loan payments                                 72,692      73,450      52,410      140,437       240,232
 Net appreciation (depreciation) in
   market value of investments                             56,707     196,297    2,284,765       912,485
                                           ---------- ------------ ----------- ------------  -----------
                                              715,511     756,876   1,267,910    5,747,633     4,803,728

DEDUCTIONS:
 Distributions to employer
 Distributions to participants                606,686     162,397     264,239    1,085,498     1,756,150
 Loan withdrawals                              77,343     109,396      63,021      177,973       177,563
                                           ---------- ------------ ----------- ------------  -----------
                                              684,029     271,793     327,260    1,263,471     1,933,713

INTERFUND TRANSFERS                           708,124    (199,746)   (138,955)      91,046      (609,213)
                                           ---------- ------------ ----------- ------------  -----------

NET ADDITIONS                                 739,606     285,337     801,695    4,575,208     2,260,802
                                           ---------- ------------ ----------- ------------  -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1997                      $3,757,454  $3,006,268  $4,491,205  $15,934,409   $17,108,711


ADDITIONS:
 Investment Income                            194,761     197,700     467,769    2,247,251     1,152,297
 Contributions by employer
 Contributions by participants                818,773     590,673     798,303    3,054,652     3,222,498

 Loan payments                                 40,557      67,955      51,201      159,562       184,732
 Net appreciation in
   market value of investments                             53,840      63,569      612,394     4,408,211
                                           ---------- ------------ ----------- ------------  -----------
                                            1,054,091     910,168   1,380,842    6,073,859     8,967,738

DEDUCTIONS:
 Distributions to employer
 Distributions to participants                342,939     268,572     503,696    1,725,716     1,570,764
 Loan withdrawals                             102,581      70,821      83,558      183,216       216,490
                                           ---------- ------------ ----------- ------------  -----------
                                              445,520     339,393     587,254    1,908,932     1,787,254

INTERFUND TRANSFERS                          (537,914)   (278,514)   (116,765)    (211,671)     (367,122)
                                           ---------- ------------ ----------- ------------  -----------
NET ADDITIONS                                  70,657     292,261     676,823    3,953,256     6,813,362
                                           ---------- ------------ ----------- ------------  -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1998                      $3,828,111  $3,298,529  $5,168,028  $19,887,665   $23,922,073
                                           ---------- ------------ ----------- ------------  -----------
                                           ---------- ------------ ----------- ------------  -----------

                                                          OTC
                                             Global     Emerging      International     Loan        AiC
                                             Growth      Growth          Growth         Fund       Stock
                                           ----------  ----------  ----------------  ---------  -----------
NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1996                      $2,236,080  $4,025,652           $0        $990,216  $13,080,756

ADDITIONS:
 Investment Income                            191,783     272,304                       77,532      234,628
 Contributions by employer                                                                          791,766

 Contributions by participants              1,129,932   1,709,021       14,225           1,986    2,144,392
 Loan payments                                 51,690      72,311          165        (829,230)     125,843
 Net appreciation (depreciation) in
   market value of investments                425,069    (565,840)       9,916                    8,896,186
                                           ----------  ----------  ----------------  ---------  -----------
                                            1,798,474   1,487,796       24,306        (749,712)  12,192,815

DEDUCTIONS:
 Distributions to employer                                                                          267,012
 Distributions to participants                376,835     570,357        2,469          45,992    1,280,243
 Loan withdrawals                              52,370      86,883                     (845,710)     101,161
                                           ----------  ----------  ----------------  ---------  -----------
                                              429,205     657,240        2,469        (799,718)   1,648,416

INTERFUND TRANSFERS                           (85,167)   (520,864)     203,974                      550,801
                                           ----------  ----------  ----------------  ---------  -----------

NET ADDITIONS                               1,284,102     309,692      225,811          50,006   11,095,200
                                           ----------  ----------  ----------------  ---------  -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1997                      $3,520,182  $4,335,344     $225,811      $1,040,222  $24,175,956


ADDITIONS:
 Investment Income                            648,925          37       40,196          86,793      338,502
 Contributions by employer                                                                        1,347,078
 Contributions by participants              1,277,371   2,122,432      462,542                    3,283,408

 Loan payments                                 48,118      64,522        6,141        (836,162)     213,726
 Net appreciation in
   market value of investments                 45,664   1,215,209       83,540                    6,687,943
                                           ----------  ----------  ----------------  ---------  -----------
                                            2,020,078   3,402,200      592,419        (749,369)  11,870,657

DEDUCTIONS:
 Distributions to employer                                                                          373,175
 Distributions to participants                448,728     637,135      162,625          79,570    2,286,070
 Loan withdrawals                              54,675      46,575        4,925      (1,051,233)     288,392
                                           ----------  ----------  ----------------  ---------  -----------
                                              503,403     683,710      167,550        (971,663)   2,947,637

INTERFUND TRANSFERS                          (378,779)   (227,792)     366,846                    1,751,711
                                           ----------  ----------  ----------------  ---------  -----------
NET ADDITIONS                               1,137,896   2,490,698      791,715         222,294   10,674,731
                                           ----------  ----------  ----------------  ---------  -----------

NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1998                      $4,658,078  $6,826,042   $1,017,526      $1,262,516  $34,850,687
                                           ----------  ----------  ----------------  ---------  -----------
                                           ----------  ----------  ----------------  ---------  -----------



                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN

                            NOTES TO FINANCIAL STATEMENTS

                          YEARS ENDED JUNE 30, 1998 AND 1997


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investments are stated at market value using quoted market values. Promissory notes from participants are stated at the outstanding principal balance.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of additions and deductions during the reporting period.
Actual results could differ from those estimates.


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

Participant loans are made in compliance with federal regulations in effect at the time of the loan. Participant loans outstanding, included in investments, amounted to $1,262,516 at June 30, 1998 and $1,040,222 at June 30, 1997.

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

E.  INVESTMENTS:


                                                         Year Ended June 30
                                                    ---------------------------
Investments at market value:                            1998            1997
                                                    --------------  -----------
  Putnam Money Market Fund                          $  3,828,111    $ 3,757,454
  Putnam U.S. Government Income Trust                  3,298,529      3,006,268
  Putnam High Yield Trust                              5,168,028      4,491,205
  Putnam Fund for Growth and Income                   19,887,665     15,934,409
  Putnam Voyager Fund                                 23,922,073     17,108,711
  Putnam Global Growth Fund                            4,658,078      3,520,182
  Putnam OTC Emerging Growth Fund                      6,826,042      4,335,344
  Putnam International Growth Fund                     1,017,526        225,811
  AiC Common Stock Fund                               34,850,687     24,175,956
                                                    --------------  -----------
                                                     103,456,739     76,555,340
Promissory notes from participants                     1,262,516      1,040,222
                                                    --------------  -----------
                                                    $104,719,255    $77,595,562
                                                    --------------  -----------
                                                    --------------  -----------


F.  BENEFITS PAYABLE:

As of June 30, 1998 and 1997, net assets available for plan benefits included benefits of $1,014,081 and $781,410 respectively, due to participants who have withdrawn from participation in the plan. These amounts will be reported in items 31 and 32 of the plan's annual report on Form 5500 when filed.

                     SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO

                            THE REQUIREMENTS OF FORM 5500

                          ANALYSTS INTERNATIONAL CORPORATION
                             SAVINGS AND INVESTMENT PLAN

                                      SCHEDULE I
                                       ITEM 27a

           SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT JUNE 30, 1998


                                                 Number of                    Fair
                                                  Shares         Cost         Value
                                               ------------  ------------  ------------
MUTUAL FUNDS:

  Putnam Money Market Fund *                   3,828,111     $ 3,828,111   $  3,828,111

  Putnam U.S. Government Income Trust *          251,796       3,451,115      3,298,529

  Putnam High Yield Trust *                      400,933       5,198,179      5,168,028


  Putnam Fund for Growth and Income *            937,213      14,390,705     19,887,665

  Putnam Voyager Fund *                        1,075,149      12,815,240     23,922,073

  Putnam Global Growth Fund *                    388,497       3,959,783      4,658,078

  Putnam OTC Emerging Growth Fund *              362,894       5,242,301      6,826,042

 Putnam International Growth Fund  *              50,876         924,070      1,017,526


AiC COMMON STOCK FUND *                        1,228,218      11,178,645     34,850,687

PROMISSORY NOTES FROM PARTICIPANTS                             1,262,516      1,262,516
   Interest rates ranging from 6.75% to 9.00%                -----------   ------------
   with maturity dates through June, 2001                    $62,250,665   $104,719,255
                                                             -----------   ------------
                                                             -----------   ------------

*  Known to be a party in interest.

                           ANALYSTS INTERNATIONAL CORPORATION
                              SAVINGS AND INVESTMENT PLAN
                                    SCHEDULE II
                                     ITEM 27D

                          SCHEDULE OF REPORTABLE TRANSACTIONS
                           FOR THE YEAR ENDED JUNE 30, 1998

                                                                                                 Current Value
Identity of                   Description of      Purchase         Selling       Cost of         of Assets on         Net Gain
Party Involved                Transaction         Price            Price          Asset         Transaction Date       (Loss)
--------------                ---------------   ---------------  -----------  --------------   -------------------  -----------
Putnam Fiduciary              Purchases Of        $ 6,934,424                   $ 6,934,424      $ 6,934,424
  Trust Company*                AiC Stock

Putnam Daily                  Purchases             1,054,090                     1,054,090        1,054,090
  Dividend Trust*

Putnam U.S. Gov.              Purchases               856,328                      856,328           856,328
  Income Trust*

Putnam High                   Purchases             1,317,272                    1,317,272         1,317,272
  Yield Trust*

Putnam Fund for               Purchases             5,461,466                    5,461,466         5,461,466
Growth & Income*

Putnam Voyager                Purchases             4,559,527                    4,559,527         4,559,527
  Fund*

Putnam Global Growth          Purchases             1,974,414                    1,974,414         1,974,414
  Fund*

Putnam OTC Emerging           Purchases             2,186,991                    2,186,991         2,186,991
  Growth Fund*

Putnam International          Purchases               875,726                      875,726           875,726
Growth Fund*

Putnam Fiduciary              Sales of AiC                        $ 2,947,637    2,154,484         2,947,637          $ 793,153
  Trust Company*               Stock

Putnam Daily                  Sales                                   983,434      983,434           983,434                  0
  Income Trust*

Putnam U.S. Gov.              Sales                                   617,908      611,791           617,908              6,117
  Income Trust*

Putnam High                   Sales                                   704,019      688,268           704,019             15,751
  Yield Trust*

Putnam Fund for               Sales                                 2,120,603    2,078,683         2,120,603             41,920
  Growth & Income*

Putnam Voyager                Sales                                 2,154,376    1,955,885        2,154,376             198,491
  Fund*

Putnam Global Growth Fund*    Sales                                   882,182      939,815          882,182             (57,633)


Putnam OTC Emerging           Sales                                   911,501      823,943          911,501              87,558
  Growth Fund*

Putnam International          Sales                                   167,550      160,945          167,550               6,605
Growth Fund*


NOTE:  There were no lease rentals or expenses incurred with transactions.

* Known to be a party in interest.

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.


Date:     September 25, 1998

                         ANALYSTS INTERNATIONAL CORPORATION
                         SAVINGS AND INVESTMENT PLAN


                         By   /s/ Thomas R. Mahler
                              --------------------------------------
                              THOMAS R. MAHLER, member of the Plan
                              Committee

                                   EXHIBIT INDEX


No.            Exhibit                            Page No.

24.            Independent Auditor's Consent