Form 10-Q
period 1998-09-30
ANALYSTS INTERNATIONAL CORP
filed 1998-11-12
CIK 6292

                                      FORM 10-Q



                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


               (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1998

                                          or

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




As of October 30, 1998, 22,518,625 shares of the Registrant's Common Stock were outstanding.

                          ANALYSTS INTERNATIONAL CORPORATION

                                        INDEX



                                                                       Page
                                                                     Number
                                                                     ------

PART I.   FINANCIAL INFORMATION:
   Item 1.   Condensed Consolidated Balance Sheets
              September 30, 1998 (Unaudited) and June 30, 1998            1

             Condensed Consolidated Statements of Income
              Three months ended September 30, 1998 and 1997
              (Unaudited)                                                 2

             Condensed Consolidated Statements of Cash Flows
              Three months ended September 30, 1998 and 1997
              (Unaudited)                                                 3

             Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                      4

   Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       5-6

                          ANALYSTS INTERNATIONAL CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                        ASSETS

                                                     September 30,     June 30,
(In thousands)                                            1998           1998
                                                     -------------     ---------
                                                      (Unaudited)
Current assets:
   Cash and cash equivalents                           $ 13,583       $ 11,868
   Accounts receivable, less allowance
    for doubtful accounts                                95,477         94,294
   Other current assets                                   3,971          3,808
                                                          -----          -----
    Total current assets                                113,031        109,970

Property and equipment, net                              14,916         10,360
Other assets                                             12,518         12,331
                                                         ------         ------
                                                       $140,465       $132,661
                                                        -------        -------
                                                        -------        -------

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $21,288        $21,236
   Dividend payable                                       2,249          1,795
   Salaries and vacations                                14,763         15,669
   Other, primarily self-insured health care reserves     2,056          2,161
   Income taxes payable                                   5,362          1,635
                                                          -----          -----
    Total current liabilities                            45,718         42,496

Long-term liabilities                                     7,381          7,171

Shareholders' equity                                     87,366         82,994
                                                         ------         ------
                                                       $140,465       $132,661
                                                       --------       --------
                                                       --------       --------

Note: The balance sheet at June 30, 1998 has been taken from the audited financial statements at that date, and condensed.


              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited)

                                                          Three Months Ended
(In thousands except per share amounts)                      September 30
                                                        -----------------------
                                                             1998        1997
                                                             ----        ----
Professional services revenues:
  Provided directly                                      $123,373    $104,671
  Provided through sub-suppliers                           35,091      30,487
                                                           ------      ------
       Total revenues                                     158,464     135,158

Expenses:
  Salaries, contracted
    services and direct charges                           123,621     104,571
  Selling, administrative and other
    operating costs                                        24,959      21,951
                                                           ------      ------
       Total expenses                                     148,580     126,522
                                                          -------     -------

Operating income                                            9,884       8,636

Non-operating income                                          309         331
                                                             ----        ----

Income before income taxes                                 10,193       8,967

Income taxes                                                4,067       3,587
                                                            -----      ------

Net income                                               $  6,126    $  5,380
                                                            -----       -----
                                                            -----       -----

PER COMMON SHARE:*
  Net income (basic)                                     $    .27    $    .24
                                                            -----       -----
                                                            -----       -----
  Net income (diluted)                                   $    .27    $    .24
                                                            -----       -----
                                                            -----       -----
  Dividends paid                                         $    .08    $    .06
                                                            -----       -----
                                                            -----       -----

Average common shares
  outstanding*                                             22,481      22,310
                                                           ------      ------
                                                           ------      ------

Average common and common
  equivalent shares outstanding*                           22,875      22,757
                                                           ------      ------
                                                           ------      ------

*1997 amounts have been adjusted to reflect the 3 for 2 common stock split in the form of a stock dividend distributed December 3, 1997.

              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                            Three Months Ended
                                                               September 30
                                                            ------------------
(In thousands)                                               1998        1997
                                                             ----        ----
Net cash provided by operating activities                 $ 8,419     $ 4,991


Cash flows from investing activities:
 Property and equipment additions                          (5,404)     (1,050)
                                                            -----       -----
  Net cash used in investing activities                    (5,404)     (1,050)


Cash flows from financing activities:
 Cash dividends                                            (1,798)     (1,337)
 Proceeds from exercise of stock options                      498         539
                                                              ---         ---
  Net cash used in financing activities                    (1,300)       (798)


                                                            -----       -----
Net change in cash and equivalents                          1,715       3,143

Cash and equivalents at beginning of period                11,868      17,888
                                                           ------      ------

Cash and equivalents at end of period                     $13,583     $21,031
                                                           ------      ------
                                                           ------      ------


              See notes to condensed consolidated financial statements.

                          ANALYSTS INTERNATIONAL CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of income for the three month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the three month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at September 30, 1998 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1998 annual report to shareholders.

2.   SHAREHOLDERS' EQUITY

                                                    Three Months Ended
                                                    September 30, 1998
                                                   --------------------
                                                      (In thousands)
     Balance at beginning of period                       $82,994
     Cash dividends declared:
        August 20, 1998 at $.10 per share                  (2,252)
     Proceeds upon exercise of stock options                  443
     Stock-based compensation                                  55
     Net income                                             6,126
                                                            -----
     Balance at end of period                            $ 87,366
                                                         --------
                                                         --------

3.   NET INCOME PER COMMON SHARE

     Basic and diluted earnings per share (EPS) are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

Item 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Three Months Ended September 30, 1998 and 1997



CHANGES IN FINANCIAL CONDITION

Working capital at September 30, 1998 was $67.3 million, down 0.3% from the $67.5 million at June 30, 1998. This includes cash and cash equivalents of $13.6 million compared to $11.9 million at June 30, 1998 and accounts receivable of $95.5 million compared to $94.3 million at June 30, 1998. Ratios of current assets to current liabilities and total assets to total liabilities have decreased slightly since June 30, 1998.

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

On August 20, 1998 the Board of Directors increased the regular quarterly dividend to $.10 per share payable November 13, 1998 to shareholders of record on October 30, 1998. The previous dividend rate was $.08 per share.

In January 1998 the Company entered into an agreement to build a facility for use as its corporate headquarters and its Minneapolis branch operations. The Company expects construction and related costs will be approximately $22,000,000 and these costs will be financed through a combination of unsecured debt and use of cash reserves.

The Company believes funds generated from its business, current cash balances and the above mentioned financing are adequate to meet demands placed upon its resources by its operations, capital investments and the payment of quarterly dividends.

The Company intends to achieve Year 2000 compliance by replacing its computer systems with new, Y2K compliant hardware and software which is currently being subjected to compliance testing. It is expected the new hardware/software system will be ready for use in production by February 1, 1999. The cost of the new system is expected to be approximately $2,500,000, of which $2,000,000 has already been incurred. The Company depends on its computer system for critical business functions, including time record keeping, billing, payroll, and accounts payable and receivable. The loss of these capabilities would have a material adverse impact on the Company. The Company believes, however, its new computer systems will be ready in time for the millennium date change, and accordingly no contingency plan has been developed at this time. If Y2K compliance testing currently being performed exposes weaknesses (Y2K or otherwise) in the new system, or if implementation into production is deferred beyond February 1, 1999, the Company intends to develop a contingency plan, which will likely take into account the fact it has a staff of over 4,500 computer programmers as well as a national Y2K practice which can assist in achieving Y2K compliance. The Company's business does not depend on raw materials, parts or other goods supplied by third parties and therefore, the Company believes the inability of its vendors to achieve Y2K compliance would not have a material adverse impact on the Company. The Company does use utility services (electricity, telecommunication, natural gas and the like) for its offices, and interruption of these services could have a material adverse impact on the Company's operations. The inability of the Company's clients to achieve Y2K compliance could have an impact on their ability to pay the Company for the services it renders to them, with consequent adverse impact on the Company's cash flow. Nearly all of the Company's revenue is derived from services rendered to Fortune 1000 companies, and the Company considers it unlikely a material number of its customers would encounter Y2K compliance issues which would prevent them from paying the Company's invoices in a timely manner.

The Company's services addressing the Year 2000 problem involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Litigation, regardless of its outcome, could result in substantial cost to the Company. Accordingly, any contract liability claim or litigation against the Company could have an adverse effect on the Company's business, operations and financial results.


RESULTS OF OPERATIONS

Revenues provided directly for the three months ended September 30, 1998 were $123.4 million, an increase of 17.9 % over the same period a year ago. Approximately 50% of this increase is the result of an increase in billed hours and 50% from increases in hourly rates. While the Company has been able to increase rates over the prior year, there can be no assurance the Company will be able to continue this as competitive conditions in the industry make it difficult for the Company to continually increase the hourly rates it charges for services. Revenues provided through sub-suppliers for the three months ended September 30, 1998 were $35.1 million, an increase of 15.1% over the same period a year ago. This increase in sub-supplier revenues resulted almost exclusively from an increase in billable hours of service rendered to clients.

Personnel totalled 5,200 at September 30, 1998, compared to 4,900 at September 30, 1997, an increase of 6.1%. Substantially all of the increase consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 78.0% of revenues for the three months ended September 30, 1998 compared to 77.4% for the same period a year ago. By comparison, these costs were 77.8% of revenues for the fourth quarter of fiscal 1998 and 77.9% of revenues for the fourth quarter of fiscal 1997. The increase in this expense category as a percentage of revenues is mostly a consequence of the increase in business done through sub-suppliers. The fees which the Company pays to the sub-suppliers are higher per hour than the labor costs for its own employees. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand and intense competition in the industry makes it difficult to pass cost increases on to customers, while unfavorable economic conditions could adversely affect productivity. Although the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 15.8% of revenues for the three months ended September 30, 1998 compared to 16.2% for the same period a year ago. While the Company is committed to careful management of these costs, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

Net income for the three months ended September 30, 1998 increased 13.9% over the same period a year ago. As a percentage of revenue, net income has decreased from 4.0% for the three months ended September 30, 1997 to 3.9% for the three months ended September 30, 1998. The Company's net income as a percentage of revenues provided directly for the three months ended September 30, 1998 and 1997 was 5.0% and 5.1%, respectively.

PART II.  OTHER INFORMATION

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule.

     (b) There were no reports on Form 8-K filed for the three months ended September 30, 1998.


CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included in this document may be "forward-looking statements" within the meaning of the term in Section 27A of the Securities Act of 1933 as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Words such as "believes," "intends," "possible," "expects," "estimates" "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are based on expectations and assumptions, and they involve risks and uncertainties which could cause results or outcomes to differ materially from expectations. Among the risks and uncertainties important to the Company's business are (i) the continued need of current and prospective customers for the Company's services, (ii) the revewal of contracts with customers, especially major customers, (iii) the cancellation of contracts by customers, especially major customers, (iv), competition, (v) the availability of qualified professional staff, (vi) the Company's ability to increase hourly billing rates as labor and operating costs increase and (vii) the Company's ability to continue to operate its business and support growth with internally generated funds. There may be other factors, such as general economic conditions which affect businesses generally, which may cause results to vary from expectations.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                        ANALYSTS INTERNATIONAL CORPORATION
                                        ----------------------------------
                                                   (Registrant)




Date  November 12, 1998                 By /s/ Gerald M. McGrath
     ------------------                   ----------------------
                                         Gerald M. McGrath
                                         Treasurer and Chief Financial Officer

Date  November 12, 1998                 By /s/ Marti R. Charpentier
     ------------------                   ----------------------
                                         Marti R. Charpentier
                                         Controller and Assistant
                                         Treasurer (Chief Accounting Officer)

                                    EXHIBIT INDEX

Exhibit Number                       Exhibit                   Page No.*
--------------                       -------                   ---------
  27                     Financial Data Schedule                   13


* Page numbers in the sequential numbering system of the manually signed original report.