Form 10-Q
period 1998-12-31
ANALYSTS INTERNATIONAL CORP
filed 1999-02-12
CIK 6292

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             (x) Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended December 31, 1998

                                       or

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



As of January 29, 1999, 22,537,600 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                     INDEX

                                                                            Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION:

   Item 1.   Condensed Consolidated Balance Sheets
              December 31, 1998 (Unaudited) and June 30, 1998                  1

             Condensed Consolidated Statements of Income
              Three months and six months ended December 31, 1998 and 1997
             (Unaudited)                                                       2

             Condensed Consolidated Statements of Cash Flows
              Six months ended December 31, 1998 and 1997 (Unaudited)          3

             Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                           4

   Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                            5-7

                       ANALYSTS INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                  December 31,               June 30,
(In thousands)                                                       1998                      1998
                                                                  -----------                --------
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                       $ 33,941                 $ 11,868
    Accounts receivable, less allowance
      for doubtful accounts                                           86,052                   94,294
    Other current assets                                               4,101                    3,808
                                                                    --------                 --------
      Total current assets                                           124,094                  109,970

Property and equipment, net                                           20,321                   10,360
Other assets                                                          12,923                   12,331
                                                                    --------                 --------
                                                                    $157,338                 $132,661
                                                                    ========                 ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $21,477                  $21,236
    Dividend payable                                                   2,253                    1,795
    Salaries and vacations                                            12,158                   15,669
    Other, primarily self-insured health care reserves                 2,954                    2,161
    Income taxes payable                                                 443                    1,635
                                                                    --------                 --------
      Total current liabilities                                       39,285                   42,496

Long-term debt                                                        20,000                       --
Other long-term liabilities                                            7,394                    7,171

Shareholders' equity                                                  90,659                   82,994
                                                                    --------                 --------
                                                                    $157,338                 $132,661
                                                                    ========                 ========


Note:   The balance sheet at June 30, 1998 has been taken from the audited financial statements at that date, and condensed.


           See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                Three Months Ended                       Six Months Ended
(In thousands except per share amounts)             December 31                             December 31
                                              -----------------------                -------------------------
                                              1998               1997                1998                 1997
                                              ----               ----                ----                 ----
Professional services revenues:
   Provided directly                      $118,391             108,344           $241,764             $213,015
   Provided through sub-suppliers           34,595              32,921             69,686               63,408
                                          --------            --------           --------             --------
         Total revenues                    152,986             141,265            311,450              276,423

Expenses:
  Salaries, contracted
     services and direct charges           120,434             110,191            244,055              214,762
  Selling, administrative and other
     operating costs                        24,681              23,043             49,640               44,994
                                          --------            --------           --------             --------
           Total expenses                  145,115             133,234            293,695              259,756
                                          --------            --------           --------             --------

Operating income                             7,871               8,031             17,755               16,667

Non-operating income                           265                 353                574                  684
                                          --------            --------           --------             --------

Income before income taxes                   8,136               8,384             18,329               17,351

Income taxes                                 3,175               3,353              7,242                6,940
                                          --------            --------           --------             --------

Net income                                $  4,961            $  5,031           $ 11,087             $ 10,411
                                          ========            ========           ========             ========

Per common share:
   Net income (basic)                     $    .22            $    .23           $    .49             $    .47
                                          ========            ========           ========             ========
   Net income (diluted)                   $    .22            $    .22           $    .49             $    .46
                                          ========            ========           ========             ========
   Dividends paid                         $    .10            $    .07           $    .18             $    .13
                                          ========            ========           ========             ========

Average common shares
   outstanding                              22,524              22,353             22,503               22,332
                                          ========            ========           ========             ========

Average common and common
   equivalent shares outstanding            22,664              22,897             22,769               22,828
                                          ========            ========           ========             ========


           See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Six Months Ended
                                                                                          December 31
                                                                                  ---------------------------
(In thousands)                                                                    1998                   1997
                                                                                  ----                   ----
Net cash provided by operating activities                                      $ 17,080               $ 4,224


Cash flows from investing activities:
  Property and equipment additions                                              (11,751)               (2,142)
  Payments for acquisitions                                                        (183)                   --
                                                                               --------               -------
   Net cash used in investing activities                                        (11,934)               (2,142)


Cash flows from financing activities:
  Cash dividends                                                                 (4,050)               (2,977)
  Proceeds from borrowings                                                       20,000                    --
  Proceeds from exercise of stock options                                           977                   742
                                                                               --------               -------
    Net cash used in financing activities                                        16,927                (2,235)


Net change in cash and equivalents                                               22,073                  (153)

Cash and equivalents at beginning of period                                      11,868                17,888
                                                                               --------               -------

Cash and equivalents at end of period                                          $ 33,941               $17,735
                                                                               ========               =======



           See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of December 31, 1998, the condensed consolidated statements of income for the three month and six month periods ended December 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at December 31, 1998 and for the periods then ended have been made.

       New Accounting Standard - In June 1997, the Financial Accounting Standards Board isued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 is not currently applicable for the Company because the Company did not have any items of other comprehensive income in any of the periods presented.

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

2.     LONG-TERM DEBT

       On December 30, 1998 the Company entered into a Notes Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. Minimum future maturities on these Notes is as follows:
       1999, $0; 2000, $0; 2001, $5,250,000; 2002, $4,000,000; 2003,
       $3,000,000; thereafter, $7,750,000. The agreement contains, among other things, provisions regarding maintenance of working capital and net worth and restrictions on payments of dividends on common stock. The Company's working capital and net worth are substantially in excess of the minimum net requirements and current dividend payments would not be restricted.

3.     SHAREHOLDERS' EQUITY


                                                           Six Months Ended
                                                          December 31, 1998
                                                          -----------------
                                                            (In thousands)
        Balance at beginning of period                         $82,994
        Cash dividends declared:
            August 20, 1998 at $.10 per share                   (2,252)
            December 17, 1998 at $.10 per share                 (2,256)
        Proceeds upon exercise of stock options                    977
        Stock-based compensation                                   109
        Net income                                              11,087
                                                               -------
        Balance at end of period                               $90,659
                                                               =======


4.     NET INCOME PER COMMON SHARE

       Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997


CHANGES IN FINANCIAL CONDITION

Working capital at December 31, 1998 was $84.8 million, up 25.6% from the $67.5 million at June 30, 1998. This includes cash and cash equivalents of $33.9 million compared to $11.9 million at June 30, 1998 and accounts receivable of $86.1 million compared to $94.3 million at June 30, 1998. The ratio of current assets to current liabilities has increased and the ratio of total assets to total liabilities has decreased since June 30, 1998. On December 30, 1998, the Company entered into a Notes Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. The increase in working capital and long-term debt and the changes in the ratios are due to the proceeds from the $20 million Note Purchase Agreement which will be used to finance construction costs of the new corporate headquarters building.

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

On December 17, 1998 the Board of Directors declared the regular quarterly dividend of $.10 per share payable February 12, 1999 to shareholders of record as of January 29, 1999.

In January 1998 the Company entered into an agreement to build a facility for use as its corporate headquarters and its Minneapolis branch operations. The Company expects construction and related costs will be approximately $21,300,000. These costs will be financed through the use of cash reserves and the proceeds of the Notes Purchase Agreement described above.

The Company believes funds generated from its business, current cash balances and the above mentioned financing are adequate to meet demands placed upon its resources by its operations, capital investments and the payment of quarterly dividends.

The Company intends to achieve Year 2000 compliance by replacing its computer systems with new, Y2K compliant hardware and software. The new hardware/software system was put into production February 1, 1999. The cost of the new system is expected to be approximately $2,500,000, of which $2,400,000 has already been incurred. The Company depends on its computer system for critical business functions, including time record keeping, billing, payroll, and accounts payable and receivable. The loss of these capabilities would have a material adverse impact on the Company. The Company believes, however, its new computer systems will remedy the millennium date change, and accordingly no contingency plan has been developed at this time. If Y2K compliance testing currently being performed exposes weaknesses (Y2K or otherwise) in the new system, the Company intends to develop a contingency plan, which will likely take into account the fact it has a staff of over 4,500 computer programmers as well as a national Y2K practice which can assist in achieving Y2K compliance. The Company's business does not depend on raw materials, parts or other goods supplied by third parties and therefore, the Company believes the inability of its vendors to achieve Y2K compliance would not have a material adverse impact on the Company. The Company does use utility services (electricity, telecommunication, natural gas and the like) for its offices, and interruption of these services could have a material adverse impact on the Company's operations. The inability of the Company's clients to achieve Y2K compliance could have an impact on their ability to pay the

Company for the services it renders to them, with consequent adverse impact on the Company's cash flow. Nearly all of the Company's revenue is derived from services rendered to Fortune 1000 companies, and the Company considers it unlikely a material number of its customers would encounter Y2K compliance issues which would prevent them from paying the Company's invoices in a timely manner.

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

RESULTS OF OPERATIONS

Revenues provided directly for the six months ended December 31, 1998 were $241.8 million, an increase of 13.5% over the same period a year ago. Approximately 30% of this increase is the result of an increase in billed hours and 70% from increases in hourly rates. For the three months ended December 31, 1998 revenues provided directly were $118.4 million, an increase of 9.3% over the same period a year ago. Nearly all of this increase is the result of an increase in hourly rates. While the Company has been able to increase rates over the prior year, there can be no assurance the Company will be able to continue this as competitive conditions in the industry make it difficult for the Company to continually increase the hourly rates it charges for services. Revenues provided through sub-suppliers for the six month period and quarter ended December 31, 1998 were $69.7 and $34.6 million, respectively. This represents increases of 9.9% and 5.1% over the same periods a year ago. These increases in sub-supplier revenues resulted almost exclusively from an increase in billable hours of service rendered to clients.

Personnel totalled 5,000 at December 31, 1998, compared to 5,050 at December 31, 1997, a decrease of 1.0%.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 78.4% of revenues for the six months ended December 31, 1998 compared to 77.7% for the same period a year ago. These costs were 78.7% of revenues for the three months ended December 31, 1998 and 78.0% of revenues for the three months ended December 31, 1997. By comparison, these costs were 78.0% of revenues for the first quarter of fiscal 1999 and 77.4% of revenues for the first quarter of fiscal 1998. The increase in this expense category as a percentage of revenues is mostly a consequence of increased idle time and increases in labor costs. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand and intense competition in the industry makes it difficult to pass cost increases on to customers, while unfavorable economic conditions could adversely affect productivity. Although the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 15.9% of revenues for the six months ended December 31, 1998 compared to 16.3% for the same period a year ago. These costs were 16.1% of revenues for the three months ended December 31, 1998 and 16.3% of revenues for the three months ended December 31, 1997. While the Company is committed to careful management of these costs, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

Net income for the six months ended December 31, 1998 increased 6.5% over the same period a year ago. As a percentage of revenue, net income has decreased from 3.8% for the six months ended December 31, 1997 to 3.6% for the six months ended December 31, 1998. Net income for the quarter, as a percentage of revenues, also decreased from 3.6% for the three months ended December 31, 1997 to 3.2% for the three months ended December 31, 1998. The Company's net income as a percentage of revenues provided directly was 4.6% for the six months ended December 31, 1998 compared to 4.9% for the same period a year ago. The Company's net income as a percentage of revenues provided directly for the three months ended December 31, 1998 and 1997 was 4.2% and 4.6%, respectively.

PART II.  OTHER INFORMATION

        Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the annual meeting of shareholders held October 15, 1998, the following action was taken:

        (a)           Election of directors.

               The following nominees, all of whom were listed in the company's proxy statement prepared in accordance with Regulation 14(a), were elected:

                      Nominee          Votes for         Authority withheld
                      -------          ---------         ------------------

               V. C. Benda             19,590,395            258,886
               M. A. Loftus            19,592,412            256,869
               W. K. Drake             19,584,183            265,097
               E. M. Mahoney           19,586,244            263,037
               F. W. Lang              19,589,854            259,426
               R. L. Prince            19,591,627            257,654

        (b)     Ratification of auditors.

        The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

                     In favor                        19,723,401
                     Against                             71,979
                     Abstain                             53,899

         (c)      Increased authorized common shares

                     In favor                        18,008,857
                     Against                          1,758,853
                     Abstain                             81,570

        There were no broker non-votes.


        Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)         Exhibit 3 - Articles of Incorporation, as amended.

         (b)         Exhibit 4(v)  -  Specimen Note Purchase Agreement and
                                      Note, $20,000,000 7% Senior Notes due
                                      12/30/2006.

         (c)         Exhibit 27 - Financial Data Schedule.

         (d) There were no reports on Form 8-K filed for the six months ended December 31, 1998.

CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements included in this document may be "forward-looking statements" within the meaning of the term in Section 27A of the Securities Act of 1933 as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Words such as "believes," "intends," "possible," "expects," "estimates" "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements, although forward-looking statements may exist without such expressions.

Forward-looking statements are based on expectations and assumptions, and they involve risks and uncertainties which could cause results or outcomes to differ materially from expectations. Among the risks and uncertainties important to the Company's business are (i) the continued need of current and prospective customers for the Company's services, (ii) the renewal of contracts with customers, especially major customers, (iii) the cancellation of contracts by customers, especially major customers, (iv), competition, (v) the availability of qualified professional staff, (vi) the Company's ability to increase hourly billing rates as labor and operating costs increase and (vii) the Company's ability to continue to operate its business and support growth with internally generated funds. There may be other factors, such as general economic conditions which affect businesses generally, which may cause results to vary from expectations.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ANALYSTS INTERNATIONAL CORPORATION
                                                    (Registrant)




Date  February 12, 1999                  By  /s/ Gerald M. McGrath
     ------------------                    ------------------------------------
                                           Gerald M. McGrath
                                           Treasurer and Chief Financial Officer

Date  February 12, 1999                  By  /s/ Marti R. Charpentier
     ------------------                    ------------------------------------
                                           Marti R. Charpentier
                                           Controller and Assistant
                                           Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                     Exhibit                             Page No.*
--------------                     -------                             ---------

  3                   Articles of Incorporation, as amended                15

  4(v)                Specimen Note Purchase Agreement and Note,           20
                      $20,000,000 7% Senior Notes due 12/30/06

  27                  Financial Data Schedule                              84


* Page numbers in the sequential numbering system of the manually signed original report.