Form 10-Q
period 1999-03-31
ANALYSTS INTERNATIONAL CORP
filed 1999-05-14
CIK 6292

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       or

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-4090

                       ANALYSTS INTERNATIONAL CORPORATION

                    Minnesota                     41-0905408

                              3601 West 76th Street
                              Minneapolis, MN 55435
                                 (612) 835-5900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X      No

As of April 30, 1999, 22,550,461 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.     FINANCIAL INFORMATION:

  Item 1.   Condensed Consolidated Balance Sheets
             March 31, 1999 (Unaudited) and June 30, 1998                      1

            Condensed Consolidated Statements of Income
            Three months and nine months ended March 31, 1999 and 1998
             (Unaudited)                                                       2

            Condensed Consolidated Statements of Cash Flows
             Nine months ended March 31, 1999 and 1998 (Unaudited)             3

            Notes to Condensed Consolidated Financial
             Statements (Unaudited)                                          4-5

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             6-8

                       ANALYSTS INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                           March 31,                  June 30,
(In thousands)                              1999                        1998
                                         -----------               -----------
                                         (Unaudited)
Current assets:
Cash and cash equivalents                   $ 29,542                 $ 11,868
  Accounts receivable, less allowance
   for doubtful accounts                      99,920                   94,294
  Other current assets                         4,343                    3,808
                                            --------                 --------
   Total current assets                      133,805                  109,970

Property and equipment, net                   25,223                   10,360
Other assets                                  16,705                   12,331
                                            --------                 --------
                                            $175,733                 $132,661
                                            ========                 ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable                          $ 30,178                 $ 21,236
  Dividend payable                             2,255                    1,795
  Salaries and vacations                      17,499                   15,669
  Other, primarily self-insured
   health care reserves                        2,525                    2,161
  Income taxes payable                         1,257                    1,635
                                            --------                 --------
   Total current liabilities                  53,714                   42,496

Long-term debt                                20,000                       --
Other long-term liabilities                    7,555                    7,171

Shareholders' equity                          94,464                   82,994
                                           ---------                 --------
                                            $175,733                 $132,661
                                           =========                =========



Note:   The balance sheet at June 30, 1998 has been taken from the audited financial statements at that date, and condensed.

            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                  Three Months Ended                     Nine Months Ended
(In thousands except per share amounts)               March 31                                 March 31
                                              ----------------------                 -------------------------
                                              1999               1998                1999                 1998
                                              ----               ----                ----                 ----
Professional services revenues:
   Provided directly                      $119,847            $116,261           $361,611             $329,276
   Provided through sub-suppliers           34,281              33,750            103,967               97,158
                                          --------            --------           --------             --------
         Total revenues                    154,128             150,011            465,578              426,434

Expenses:
  Salaries, contracted
     services and direct charges           121,138             117,261            365,193              332,023
  Selling, administrative and other
     operating costs                        24,025              23,848             73,665               68,842
                                          --------            --------           --------             --------
           Total expenses                  145,163             141,109            438,858              400,865
                                          --------            --------           --------             --------

Operating income                             8,965               8,902             26,720               25,569

Non-operating income                           392                 313                966                  997
                                          --------            --------            --------            --------

Income before income taxes                   9,357               9,215             27,686               26,566
                                                                                                      --------
Income taxes                                 3,652               3,687             10,894               10,627
                                          --------            --------            --------            --------

Net income                                $  5,705            $  5,528           $  16,792            $ 15,939
                                          ========            ========           =========            ========

PER COMMON SHARE:
   Net income (basic)                     $    .26            $    .24           $    .75             $    .71
                                          ========            ========           =========            ========
   Net income (diluted)                   $    .25            $    .24           $    .74             $    .70
                                          ========            ========           ========             ========
   Dividends paid                         $    .10            $    .08           $    .28             $    .21
                                          ========            ========           ========             ========

Average common shares
   outstanding                              22,543              22,409             22,516               22,357
                                          ========            ========           ========             ========

Average common and common
   equivalent shares outstanding            22,651              22,868             22,730               22,841
                                          ========            ========           ========             ========



            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Nine Months Ended
                                                                  March 31
                                                              -----------------
(In thousands)                                               1999          1998
                                                             ----          ----
Net cash provided by operating activities                $ 24,130       $ 4,560


Cash flows from investing activities:
  Property and equipment additions                        (17,584)       (3,884)
  Payments for acquisitions                                (3,847)            --
                                                          --------      --------
   Net cash used in investing activities                  (21,431)       (3,884)


Cash flows from financing activities:
  Cash dividends                                           (6,473)       (4,769)
  Proceeds from borrowings                                 20,000             --
  Proceeds from exercise of stock options                   1,448          1,163
                                                          --------      --------
  Net cash used in financing activities                    14,975        (3,606)


  Net change in cash and equivalents                       17,674        (2,930)

  Cash and equivalents at beginning of period              11,868        17,888
                                                          --------      --------

  Cash and equivalents at end of period                  $ 29,542       $14,958
                                                         =========      ========


            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of income for the three month and nine month periods ended March 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and the cash flows at March 31, 1999 and for the periods then ended have been made.

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

3.      SHAREHOLDERS' EQUITY

                                                               Nine Months Ended
                                                                 March 31, 1999
                                                                 --------------
                                                                 (In thousands)
        Balance at beginning of period                                $ 82,994
        Cash dividends declared:
            August 20, 1998 at $.10 per share                           (2,252)
            December 17, 1998 at $.10 per share                         (2,256)
            February 18, 1999 at $.10 per share                         (2,256)
        Proceeds upon exercise of stock options                          1,279
        Stock-based compensation                                           163
        Net income                                                      16,792
                                                                        ------
        Balance at end of period                                      $ 94,464
                                                                        ======


4.      NET INCOME PER COMMON SHARE

        Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

5.      BUSINESS ACQUISITION

        On February 26, 1999, the Company acquired all of the assets of Real World Training Systems LLC, a Phoenix, Arizona based provider of software services. The acquisition was accounted for by the purchase method of accounting. Accordingly, the assets acquired, primarily accounts receivable and property and equipment, were recorded at their estimated fair values as of the date of the acquisition. The excess of the purchase price over the estimated fair value of the assets acquired was recorded as goodwill and is being amortized on a straight-line basis over a 12-year period.

     Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    Nine Months Ended March 31, 1999 and 1998

CHANGES IN FINANCIAL CONDITION

Working capital at March 31, 1999 was $80.1 million, up 18.7% from the $67.5 million at June 30, 1998. This includes cash and cash equivalents of $29.5 million compared to $11.9 million at June 30, 1998 and accounts receivable of $99.9 million compared to $94.3 million at June 30, 1998. Ratios of current assets to current liabilities and total assets to total liabilities have decreased since June 30, 1998. On December 30, 1998, the Company entered into a Notes Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. The increase in working capital and long-term debt and the changes in the ratios are due to cash provided by operating activities and the proceeds from the $20 million Notes Purchase Agreement which is being used to finance construction costs of the new corporate headquarters building.

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

On February 18, 1999 the Board of Directors declared the regular quarterly dividend of $.10 per share payable May 14, 1999 to shareholders of record as of April 30, 1999.

On February 26, 1999, the Company acquired all of the assets of Real World Training Systems LLC, a Phoenix, Arizona based provider of software services. The amount paid in connection with the purchase was paid entirely with internal funds.

The Company believes funds generated from its business, current cash balances and the above mentioned financing are adequate to meet demands placed upon its resources by its operations, capital investments and the payment of quarterly dividends.

The Company believes it has achieved Year 2000 compliance by replacing its computer systems with new, Y2K compliant hardware and software. The new hardware/software system was put into production February 1, 1999. The cost of the new system was approximately $3,000,000. The Company depends on its computer system for critical business functions, including time record keeping, billing, payroll, and accounts payable and receivable. The loss of these capabilities would have a material adverse impact on the Company. The Company believes, however, its new computer systems has remedied the millennium date change, however, if weaknesses (Y2K or otherwise) in the new system are discovered, the Company intends to develop a contingency plan, which will likely take into account the fact it has a staff of over 4,500 computer programmers as well as a national Y2K practice which can assist in achieving Y2K compliance. The Company's business does not depend on raw materials, parts or other goods supplied by third parties and therefore, the

Company believes the inability of its vendors to achieve Y2K compliance would not have a material adverse impact on the Company. The Company does use utility services (electricity, telecommunication, natural gas and the like) for its offices, and interruption of these services could have a material adverse impact on the Company's operations. The inability of the Company's clients to achieve Y2K compliance could have an impact on their ability to pay the Company for the services it renders to them, with consequent adverse impact on the Company's cash flow. Nearly all of the Company's revenue is derived from services rendered to Fortune 1000 companies, and the Company considers it unlikely a material number of its customers would encounter Y2K compliance issues which would prevent them from paying the Company's invoices in a timely manner.

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

RESULTS OF OPERATIONS

The Company operates in one business segment.

Revenues provided directly for the nine months ended March 31, 1999 were $361.6 million, an increase of 9.8% over the same period a year ago. For the three months ended March 31, 1999 revenues provided directly were $119.8 million, an increase of 3.1% over the same period a year ago. Nearly all of these increases are the result of increases in hourly rates. While the Company has been able to increase rates over the prior year, there can be no assurance the Company will be able to continue this as competitive conditions in the industry make it difficult for the Company to continually increase the hourly rates it charges for services. Revenues provided through sub-suppliers for the nine month period and quarter ended March 31, 1999 were $104.0 and $34.3 million, respectively. This represents increases of 7.0% and 1.6% over the same periods a year ago. These increases in sub-supplier revenues resulted almost exclusively from an increase in billable hours of service rendered to clients.

Personnel totaled 4,950 at March 31, 1999, compared to 5,250 at March 31, 1998, a decrease of 5.7%.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 78.4% of revenues for the nine months ended March 31, 1999 compared to 77.9% for the same period a year ago. These costs were 78.6% of revenues for the three months ended March 31, 1999 and 78.2% of revenues for the three months ended March 31, 1998. By comparison, these costs were 78.7% of revenues for the second quarter of fiscal 1999 and 78.0% of revenues for the first quarter of fiscal 1999. The increase in this expense category as a percentage of revenues is mostly a consequence of increased idle time and increases in labor costs. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand and intense competition in the industry makes it difficult to pass cost increases on to customers, while unfavorable economic conditions could adversely affect productivity. Productivity is being affected by the Y2K issue, as many clients are concentrating on compliance and testing for Y2K and postponing new applications to avoid testing complications as well as budget considerations. The Company believes demand for the services it provides should increase as clients address a backlog of projects, but there can be no assurance as to when or if this will occur. Although the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to maintain or improve its gross margin.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 15.8% of revenues for the nine months ended March 31, 1999 compared to 16.1% for the same period a year ago. These costs were 15.6% of revenues for the three months ended March 31, 1999 and 15.9% of revenues for the three months ended March 31, 1998. While the Company is committed to careful management of these costs, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

Net income for the nine months ended March 31, 1999 increased 5.4% over the same period a year ago. As a percentage of revenue, net income has decreased from 3.7% for the nine months ended March 31, 1998 to 3.6% for the nine months ended March 31, 1999. Net income for the quarter, as a percentage of revenues, was 3.7% for both the three months ended March 31, 1999 and 1998. The Company's net income as a percentage of revenues provided directly was 4.6% for the nine months ended March 31, 1999 compared to 4.8% for the same period a year ago. The Company's net income as a percentage of revenues provided directly for the three months ended March 31, 1999 and 1998 was the same at 4.8%.

PART II.  OTHER INFORMATION

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 27 - Financial Data Schedule.

     (b) There were no reports on Form 8-K filed for the nine months ended March 31, 1999.

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

Forward-looking statements are based on expectations and assumptions, and they involve risks and uncertainties which could cause results or outcomes to differ materially from expectations. Among the risks and uncertainties important to the Company's business are (i) the continued need of current and prospective customers for the Company's services, (ii) the renewal of contracts with customers, especially major customers, (iii) the cancellation of contracts by customers, especially major customers, (iv), competition, (v) the availability of qualified professional staff, (vi) the Company's ability to increase hourly billing rates as labor and operating costs increase, (vii) the Company's ability to continue to operate its business and support growth with internally generated funds and (viii) the impact of Y2K. There may be other factors, such as general economic conditions which affect businesses generally, which may cause results to vary from expectations.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ANALYSTS INTERNATIONAL CORPORATION
                                                (Registrant)


Date  May 14, 1999                  By /s/ Gerald M. McGrath
                                       ---------------------------------------
                                       Gerald M. McGrath
                                       Treasurer and Chief Financial Officer

Date  May 14, 1999                  By /s/ Marti R. Charpentier
                                       ---------------------------------------
                                       Marti R. Charpentier
                                       Controller and Assistant
                                       Treasurer (Chief Accounting Officer)