Form 10-K405
period 1999-06-30
ANALYSTS INTERNATIONAL CORP
filed 1999-09-28
CIK 6292

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 (X) Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities and Exchange Act of
                     1934 For the Fiscal Year Ended June 30,
                                      1999
                                       OR
            ( ) Transition Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

                          Commission file number 0-4090

                       ANALYSTS INTERNATIONAL CORPORATION



Minnesota                                               41-0905408
(State of Incorporation)                                (IRS Identification No.)

3601 West 76th Street,  Minneapolis, Minnesota          55435
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
 Yes   X     No
     ----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes    X     No
     ----       -----

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of August 31, 1999 was $274,648,000 based upon the closing price as reported by Nasdaq.

As of August 31, 1999 there were 22,557,691 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference are (i) portions of the annual report to shareholders for the year ended June 30, 1999 (Parts I and II) and (ii) proxy statement dated September 13, 1999 (Part III).

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

     Analysts International offers its clients a full range of software service offerings, sometimes referred to by others in the industry as "solutions," including custom software development under Company project management, Year 2000 assessment and remediation services, supplemental IT and software engineering staffing, maintenance of legacy systems, help desk services and single source staffing of programmers and other software professionals through the Company's Managed Services Group. The Company's projects involve nearly every type and manufacture of computers and all of the major operating systems. Examples of the types of projects in which the Company was involved in during the fiscal year are highlighted in detail in the Company's 1999 Annual Report.

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

     To meet these needs, and to facilitate its management of over 1,000 computer programmers and other technical personnel it has on assignment at U S West, the Managed Services Group of the Company fills requirements, manages assigned personnel and provides time record keeping/billing services through proprietary software developed specifically for this service offering. The Company's initial three-year contract expired May 31, 1998. The current contract was extended through March 31, 2000. Revenues from services provided to U. S. West, were approximately 23%, 22% and 22% of total revenues during the last three fiscal years, respectively, and are expected to be approximately the same percentage for fiscal 2000. Loss of this business would have a material adverse effect on the Company.

     The Company has expanded the Managed Services Group offering to other clients, including Chevron Information Technology Company (Chevron Corporation's technology subsidiary), Salt River Project (the nation's third largest public power utility), and Motorola's Semi-Conductor Products Sector. These Managed Services Group customers use the Company as their sole source for supplemental IT/software engineering staffing.

     Analysts International provided services through 30 of its branch offices during the year to various divisions of International Business Machines Corporation (IBM), its second largest customer, as a national service provider under IBM's National Procurement initiative.

     The Company's contract with IBM expires December 31, 2000, subject to IBM's right to cancel for convenience on 30 days' written notice. IBM's National Procurement initiative requires the Company and the other participating vendors to accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM. There can be no assurance, however, that volume will offset lower rates. IBM business under the national contract accounted for about 16% to 21% of revenues in each of the last three fiscal years, and loss of this business would have a material adverse effect on the Company.

     Analysts International provides its services to a wide range of industries. Its fiscal 1999 revenues were derived from services rendered to customers in the following industry groups:

                                                          Approximate Percent
Industry Group                                              FY 1999 Revenues
-----------------------------------------------------------------------------
         Telecommunications                                           24.8%
         Electronics                                                  18.9%
         Services                                                     13.6%
         Manufacturing                                                 7.8%
         Oil and Chemical                                              6.9%
         Financial                                                     6.4%
         Merchandising                                                 4.7%
         Insurance                                                     3.8%
         Government                                                    2.2%
         Health Care                                                   1.9%
         Food                                                          1.8%
         Power and Utility                                             1.7%
         Transportation                                                 .8%
         Other                                                         4.7%

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

     During the fiscal year, the Company maintained branch offices in the following locations: Atlanta, Austin, Boca Raton, Chicago, Cincinnati/Dayton, Cleveland, Columbus (Ohio), Dallas, Danbury, Denver, Des Moines, Detroit, Houston, Indianapolis, Kansas City, Iselin (New Jersey), Lexington (Kentucky), Los Angeles, Minneapolis, New York City, Omaha, Phoenix, Portland, Raleigh/Durham, Rochester (Minnesota), Rochester (New York), St. Louis, San Francisco, Seattle, Silicon Valley, Tampa, Toronto, Canada and Tulsa. Analysts International utilizes its own direct sales force to sell its services. At the end of the fiscal year, the Company's sales staff totaled 110 in number. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the Company's business, and each branch office employs at least one full time recruiter. At the end of the fiscal year, the Company's recruiting staff totaled 125 in number.

COMPETITION

     Analysts International competes with software consulting divisions of several large companies (including DEC, Andersen Consulting, IBM, Olsten, Volt and Manpower) on a national basis. These organizations and their software consulting divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

     The Company also competes with other national software services companies such as Computer Task Group, CGA, Keane Inc., and Computer Horizons.

     The Company's branches compete in their local market areas with numerous regional and locally-based software services firms. Most of these competitors are approximately the same size as or smaller than the Company's local branch, although in certain market areas they are larger than the Company's local branch.

     The Company believes its total staff and sales volume are larger than most of the national, regional and local software services companies, but in some market areas certain of these competitors may be larger. Although there are no comprehensive industry statistics available, the Company believes it is among the ten largest national software services companies in the United States.

     Principal competitive factors in the software services business include technical expertise, responsiveness to customers' needs, reputation and credibility, and hourly rates. Analysts International believes it is competitive in these respects.

PERSONNEL

     Analysts International has approximately 4,900 personnel. Of these, approximately 4,100 are systems analysts, computer programmers and other technical personnel whose services are billable to clients. Several years of programming experience is generally a prerequisite to employment with the Company.

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

ITEM 2. PROPERTIES

     Analysts International's principal executive offices and the Minneapolis, Minnesota branch offices are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 154,000 square foot office building which it owns. All branch offices and field offices (except for the Minneapolis branch office) are held under leases with varying expiration dates ranging from 30 days to 9 years. See Note I of Notes to Consolidated Financial Statements at page 24 of the Company's 1999 Annual Report to Shareholders.

ITEM 3. LEGAL PROCEEDINGS

     There are no pending legal proceedings to which the Company is a party to or which any of its property is subject, other than ordinary routine litigation incidental to the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 1999.

                                EXECUTIVE OFFICERS

Name                Age  Title
----                ---  -----
Frederick W. Lang   74   Chairman and Chief Executive Officer since 1989;
                         President and Chief Executive Officer from 1966-1989;
                         Treasurer from 1987-1989.


Victor C. Benda     68   President and Chief Operating Officer since 1989;
                         Executive Vice President from 1983 to 1989; Senior Vice
                         President from 1980 to 1983; Vice President from 1967
                         to 1980.


Sarah P. Spiess     58   Executive Vice President since 1996; Senior Vice
                         President during 1996; Vice President and General
                         Manager of Southern Region from 1992 to 1996; Manager
                         of Minneapolis Branch
                         1979 to 1992.


Thomas R. Mahler    53   Secretary since 1979; General Counsel since 1982.


Gerald M. McGrath   60   Chief Financial Officer since 1996; Treasurer since
                         1989; Vice President, Finance since 1988; Assistant
                         Treasurer from 1976 to 1989; Controller from 1966 to
                         1989.


Terms of office expire October 15, 1999.

                                     PART II

The following portions of the Company's annual report to shareholders for the fiscal year ended June 30, 1999 are incorporated by reference in response to Items 5, 6, 7 and 8 as follows:

Items in Form 10-K   Caption or Section and Page in Annual Report
------------------   --------------------------------------------
       5             Market Price Ranges on Common Stock            25

       6             Five-Year Summary                              26

       7             Management's Discussion and Analysis           16-17

       8             Financial Highlights and Statements            1 and 18-26

(See Index to Consolidated Financial Statements and Schedules set forth in Item 14 of this Form 10-K.)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no disagreements with or changes in the Company's independent auditors within the past 24 months.

                                    PART III

       The information regarding executive officers required by Item 10 is set forth under the caption "Executive Officers" in Part I of this Form 10-K. Other information called for in Part III, including information regarding directors (Item 10), executive compensation (Item 11) and security ownership of certain beneficial owners and management (Item 12), is set forth in the Company's definitive proxy statement for the annual meeting of shareholders to be held October 27, 1999, filed pursuant to Regulation 14A, as follows:

Items in Form 10-K     Caption and Page in Definitive Proxy Statement
------------------     ----------------------------------------------
       10              Election of Directors                          2-5
       11              Board Committees and Compensation and
                        Executive Compensation                        2-4, 11-15
       12              Election of Directors and Principal
                        Shareholders                                   2-5, 18

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 1999:

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

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.1    CONSOLIDATED FINANCIAL STATEMENTS

       The consolidated financial statements of Analysts International Corporation and its subsidiary and the related independent auditors' report are included on the following pages of its annual report to shareholders for the fiscal year ended June 30, 1999:

                                                                                    Pages in Annual Report
                                                                                    ----------------------
       Consolidated Balance Sheets at June 30, 1999 and 1998                                   18

       Consolidated Statements of Income for each of the
       three years in the period ended June 30, 1999                                           19

       Consolidated Statements of Cash Flows for each of the
       three years in the period ended June 30, 1999                                           20

       Consolidated Statements of Shareholders' Equity for
       each of the three years in the period ended June 30, 1999                               21

       Notes to Consolidated Financial Statements                                           22-24

       Independent Auditors' Report                                                            25

a.2    CONSOLIDATED FINANCIAL STATEMENT SCHEDULES                                       Page Herein
                                                                                        ----------
       Independent Auditors' Report on Schedule                                                18

       Schedule II.  Valuation and Qualifying Accounts                                         19


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

 3-d Amendment to Articles of Incorporation to increase authorized shares to 60 million (Exhibit 3-d to Annual Report on Form 10-K for fiscal year 1998, Commission File No. 0-0409, incorporated by reference).

 3-e Amendment to Articles of Incorporation to increase authorized shares to 120 million (Exhibit A to Definitive Proxy Statement dated September 8, 1998, Commission File No. 0409, incorporated by reference).

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


a.3   EXHIBITS (con't)

Exhibit Number                                                           Exhibit Page
--------------                                                           ------------
 4-d    Second Amendment to Rights Agreement dated as of April 30, 1996 between Analysts International Corporation and Norwest Bank
        Minnesota as Rights Agent (Exhibit 4(d) to Annual Report on Form
        10-K for fiscal year 1996, Commission File No. 0-4090,
        incorporated by reference).

 4-e Restated Rights Agreement dated as of June 16, 1989 and restated as of April 16, 1998 between Analysts International Corporation and Norwest Bank Minnesota, N.A. as Rights Agent (Exhibit 4-e to
        Annual Report on Form 10-K for fiscal year 1998, Commission File
        No. 0-4090, incorporated by reference).

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

 10-f 1999 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 13, 1999, Commission File No. 0-4090, incorporated by reference).

 11     Calculations of Earnings Per Share.

 13     1999 Annual Report to Shareholders.

 21     Subsidiaries of Registrant.

 23     Independent Auditors' Consent.


 24     Powers of Attorney.

 27     Financial Data Schedule


b.  REPORTS ON FORM 8-K

    There were no reports on Form 8-K for the three months ended June 30, 1999.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE





Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

We have audited the consolidated financial statements of Analysts International Corporation and its subsidiary as of June 30, 1999 and 1998, and for each of the three years in the period ended June 30, 1999, and have issued our report thereon dated August 16, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiary, listed in Item 14 a.2. This consolidated financial statement schedule is the responsibility of Analysts International Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
August 16, 1999

                       ANALYSTS INTERNATIONAL CORPORATION

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                             Balance at            Charged to         Deductions           Balance
                                              beginning             costs and             net of            at end
                                              of period              expenses         recoveries         of period
                                             ----------            ----------         ----------         ---------
Description
-----------
Allowance for doubtful accounts:

Year ended June 30, 1999                       $750,000              $989,000           $889,000          $850,000

Year ended June 30, 1998                        550,000               502,000            302,000           750,000

Year ended June 30, 1997                        500,000               322,000            272,000           550,000


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ANALYSTS INTERNATIONAL CORPORATION

                                             BY  /s/ F.W. Lang
                                                ---------------------------
DATE September 28, 1999                         F. W. Lang, Chairman
     ------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                    Title                             Date
---------
/s/     F. W. Lang          Chairman & Chief Executive Officer
------------------------     (Principal Executive Officer)
        F.W. Lang

/s/     G. M. McGrath        Vice President, Finance and Treasurer
------------------------ (Principal Finance and Accounting Officer)
        G. M. McGrath

/s/     V. C. Benda        President and Chief Operating Officer
------------------------
        V. C. Benda*
                                                                          September 28, 1999
/s/     W. K. Drake
------------------------                 Director
        W. K. Drake*

/s/     M. A. Loftus
------------------------                 Director
        M. A. Loftus*

/s/     E. M. Mahoney
------------------------                 Director
        E. M. Mahoney*

/s/     R. L. Prince
------------------------                 Director
        R. L. Prince*

*F.W. Lang, by signing his name hereto, hereby signs this form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.


                              /s/ F. W. Lang
                              --------------------
                              F. W. Lang, Chairman

                                  EXHIBIT INDEX

Exhibit Number
----------------------------------------------------------------------

      11             Calculations of Earnings Per Share.

      13             1999 Annual Report to Shareholders.

      21             Subsidiaries of Registrant.

      23             Independent Auditors' Consent.

      24             Powers of Attorney.

      27             Financial Data Schedule.


For a list of exhibits incorporated by reference and not filed with this Form 10-K, see Item 14 a.3 at pages 15-16 of this Form 10-K.