Form 10-K405/A
period 1999-06-30
ANALYSTS INTERNATIONAL CORP
filed 1999-10-26
CIK 6292

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-K405/A
                         AMENDMENT NO. 1 TO FORM 10-K405

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

          FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                       ANALYSTS INTERNATIONAL CORPORATION
                                 Amendment No. 1



   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:

   The following information relating to the Analysts International Corporation Savings and Investment Plan and required by Form 11-K for the Plan year ended June 30, 1999 is included as part of the registrant's annual report on Form 10-K, as permitted by Rule 15d-21.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Analysts International Corporation

                                          By:      /s/ Thomas R. Mahler
                                             ----------------------------------
                                                   Thomas R. Mahler
                                                   Secretary and General Counsel

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN

                                      INDEX

                                                                                             Page
-------------------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                                    1

FINANCIAL STATEMENTS - Years ended June 30, 1999 and 1998:

      Statements of net assets available for plan benefits                                      2
      Statements of changes in net assets available for
            plan benefits                                                                       3
      Supplemental information on changes in net assets available for
            plan benefits by type of fund                                                       4
      Notes to financial statements                                                           5-7

SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO THE
      REQUIREMENTS OF FORM 5500:
            I.   Item 27a - Schedule of Assets Held for Investment
                       Purposes, as of June 30, 1999                                            9
            II.  Item 27d - Schedule of Reportable Transactions
                       for the Year Ended June 30, 1999                                        10

INDEPENDENT AUDITORS' REPORT


Savings and Investment Plan Committee
Analysts International Corporation
Minneapolis, Minnesota


We have audited the accompanying statements of net assets available for plan benefits of Analysts International Corporation Savings and Investment Plan (the
Plan) as of June 30, 1999 and 1998 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for plan benefits as of June 30, 1999 and 1998 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information by fund for the years ended June 30, 1999 and 1998, the supplemental schedules of Assets Held for Investment Purposes as of June 30, 1999 and Reportable Transactions for the year ended June 30, 1999 are presented for purposes of additional analysis of the basic financial statements and for complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. This supplemental information is the responsibility of the Plan's management. The supplemental information and schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Minneapolis, Minnesota                        /s/ Deloitte & Touche LLP
August 27, 1999

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                                           June 30
                                                                          -----------------------------------------
                                                                                 1999                  1998
                                                                          -------------------    ------------------
ASSET - Investments, stated at market value                                     $105,099,341          $104,719,255
                                                                          -------------------    ------------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS                                          $105,099,341          $104,719,255
                                                                          -------------------    ------------------
                                                                          -------------------    ------------------


                                        See notes to financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

                       STATEMENTS OF CHANGES IN NET ASSETS
                          AVAILABLE FOR PLAN BENEFITS

                                                                                   Year Ended June 30
                                                                       --------------------------------------------
                                                                              1999                    1998
                                                                       --------------------   ---------------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
  beginning of year                                                           $104,719,255             $77,595,562
ADDITIONS:
  Investment income                                                              5,487,972               5,374,231
  Contributions by employer                                                      1,439,225               1,347,078
  Contributions by participants                                                 15,077,320              15,631,004
  Net (depreciation) appreciation in market value
    of investments                                                             (11,901,938)             13,170,370
                                                                       --------------------   ---------------------
                                                                                10,102,579              35,522,683
DEDUCTIONS:
  Distributions to employer                                                        163,497                 373,175
  Distributions to participants                                                  9,558,996               8,025,815
                                                                       --------------------   ---------------------

NET ADDITIONS                                                                      380,086              27,123,693
                                                                       --------------------   ---------------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
  end of year                                                                 $105,099,341            $104,719,255
                                                                       --------------------   ---------------------
                                                                       --------------------   ---------------------


                                        See notes to financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

               SUPPLEMENTAL INFORMATION ON CHANGES IN NET ASSETS
                  AVAILABLE FOR PLAN BENEFITS BY TYPE OF FUND

                       YEARS ENDED JUNE 30, 1999 AND 1998

                                                     MONEY         U.S. GOVT.       HIGH YIELD       GROWTH &        VOYAGER
                                                    MARKET           TRUST            TRUST          INCOME            FUND
                                                    ------           -----            -----          ------            ----
NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1997                           $  3,757,454    $  3,006,268     $  4,491,205     $ 15,934,409     $ 17,108,711

ADDITIONS:
 Investment Income                                   194,761         197,700          467,769        2,247,251        1,152,297
 Contributions by employer
 Contributions by participants                       818,773         590,673          798,303        3,054,652        3,222,498
 Loan payments                                        40,557          67,955           51,201          159,562          184,732
 Net appreciation in
   market value of investments                                        53,840           63,569          612,394        4,408,211
                                               -----------------------------------------------------------------------------------
                                                   1,054,091         910,168        1,380,842        6,073,859        8,967,738

DEDUCTIONS:
 Distributions to employer
 Distributions to participants                       342,939         268,572          503,696        1,725,716        1,570,764
 Loan withdrawals                                    102,581          70,821           83,558          183,216          216,490
                                               -----------------------------------------------------------------------------------
                                                     445,520         339,393          587,254        1,908,932        1,787,254

INTERFUND TRANSFERS                                 (537,914)       (278,514)        (116,765)        (211,671)        (367,122)
                                               -----------------------------------------------------------------------------------

NET ADDITIONS                                         70,657         292,261          676,823        3,953,256        6,813,362
                                               -----------------------------------------------------------------------------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1998                           $  3,828,111    $  3,298,529     $  5,168,028     $ 19,887,665     $ 23,922,073

ADDITIONS:
 Investment Income                                   221,020         229,355          501,566        1,816,110        1,738,104
 Contributions by employer
 Contributions by participants                       612,230         560,536          716,863        3,121,309        3,487,951
 Loan payments                                        58,850          42,022           42,248          146,931          218,161
 Net (depreciation) appreciation in
   market value of investments                                      (130,312)        (872,619)       1,271,879        3,597,064
                                               -----------------------------------------------------------------------------------
                                                     892,100         701,601          388,058        6,356,229        9,041,280

DEDUCTIONS:
 Distributions to employer
 Distributions to participants                       614,769         372,254          472,702        2,145,928        2,156,805
 Loan withdrawals                                     27,177          84,905           54,350          181,511          207,698
                                               -----------------------------------------------------------------------------------
                                                     641,946         457,159          527,052        2,327,439        2,364,503

INTERFUND TRANSFERS                                1,085,219         336,788         (332,841)      (1,121,262)        (125,092)
                                               -----------------------------------------------------------------------------------

NET ADDITIONS (DEDUCTIONS)                         1,335,373         581,230         (471,835)       2,907,528        6,551,685
                                               -----------------------------------------------------------------------------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1999                           $  5,163,484    $  3,879,759     $  4,696,193     $ 22,795,193     $ 30,473,758
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------


                                                                     OTC
                                                    GLOBAL         EMERGING       INTERNATIONAL        LOAN             AIC
                                                    GROWTH          GROWTH            GROWTH           FUND            STOCK
                                                    ------          ------            ------           ----            -----
NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1997                           $  3,520,182    $  4,335,344     $    225,811     $  1,040,222     $ 24,175,956

ADDITIONS:
 Investment Income                                   648,925              37           40,196           86,793          338,502
 Contributions by employer                                                                                            1,347,078
 Contributions by participants                     1,277,371       2,122,432          462,542                         3,283,408
 Loan payments                                        48,118          64,522            6,141         (836,162)         213,726
 Net appreciation in
   market value of investments                        45,664       1,215,209           83,540                         6,687,943
                                               -----------------------------------------------------------------------------------
                                                   2,020,078       3,402,200          592,419         (749,369)      11,870,657

DEDUCTIONS:
 Distributions to employer                                                                                              373,175
 Distributions to participants                       448,728         637,135          162,625           79,570        2,286,070
 Loan withdrawals                                     54,675          46,575            4,925       (1,051,233)         288,392
                                               -----------------------------------------------------------------------------------
                                                     503,403         683,710          167,550         (971,663)       2,947,637

INTERFUND TRANSFERS                                 (378,779)       (227,792)         366,846                         1,751,711
                                               -----------------------------------------------------------------------------------

NET ADDITIONS                                      1,137,896       2,490,698          791,715          222,294       10,674,731
                                               -----------------------------------------------------------------------------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1998                           $  4,658,078    $  6,826,042     $  1,017,526     $  1,262,516     $ 34,850,687

ADDITIONS:
 Investment Income                                   147,411         207,840           32,092           87,117          507,357
 Contributions by employer                                                                                            1,439,225
 Contributions by participants                     1,097,431       1,968,225          630,016                         2,882,759
 Loan payments                                        47,654          78,642           13,232         (893,137)         245,397
 Net (depreciation) appreciation in
   market value of investments                       596,287         621,854          123,388                       (17,109,479)
                                               -----------------------------------------------------------------------------------
                                                   1,888,783       2,876,561          798,728         (806,020)     (12,034,741)

DEDUCTIONS:
 Distributions to employer                                                                                              163,497
 Distributions to participants                       735,760       1,112,635          286,188          163,453        1,498,502
 Loan withdrawals                                     40,282          64,428            6,356         (788,370)         121,663
                                               -----------------------------------------------------------------------------------
                                                     776,042       1,177,063          292,544         (624,917)       1,783,662

INTERFUND TRANSFERS                                  (61,842)       (334,659)         (90,630)                          644,319
                                               -----------------------------------------------------------------------------------

NET ADDITIONS (DEDUCTIONS)                         1,050,899       1,364,839          415,554         (181,103)     (13,174,084)
                                               -----------------------------------------------------------------------------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1999                           $  5,708,977    $  8,190,881     $  1,433,080     $  1,081,413     $ 21,676,603
                                               -----------------------------------------------------------------------------------
                                               -----------------------------------------------------------------------------------

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1999 AND 1998


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

Participant loans are made in compliance with federal regulations in effect at the time of the loan. Participant loans outstanding, included in investments, amounted to $1,081,413 at June 30, 1999 and $1,262,516 at June 30, 1998.

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

E.  INVESTMENTS:

                                                     Year Ended June 30
                                         -----------------------------------------
Investments at market value:                     1999                  1998
                                         -------------------    ------------------
  Putnam Money Market Fund                        $5,163,484            $3,828,111
  Putnam U.S. Government Income Trust              3,879,759             3,298,529
  Putnam High Yield Trust                          4,696,193             5,168,028
  Putnam Fund for Growth and Income               22,795,193            19,887,665
  Putnam Voyager Fund                             30,473,758            23,922,073
  Putnam Global Growth Fund                        5,708,977             4,658,078
  Putnam OTC Emerging Growth Fund                  8,190,881             6,826,042
  Putnam International Growth Fund                 1,433,080             1,017,526
  AiC Common Stock Fund                           21,676,603            34,850,687
                                          -------------------    ------------------
                                                 104,017,928           103,456,739
Promissory notes from participants                 1,081,413             1,262,516
                                          -------------------    ------------------
                                                $105,099,341          $104,719,255
                                          -------------------    ------------------
                                          -------------------    ------------------

F.  BENEFITS PAYABLE:

As of June 30, 1999 and 1998, net assets available for plan benefits included benefits of $1,325,156 and $1,014,081 respectively, due to participants who have withdrawn from participation in the plan. These amounts will be reported in items 31 and 32 of the plan's annual report on Form 5500 when filed.

                  SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO

                          THE REQUIREMENTS OF FORM 5500

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

                                   SCHEDULE I
                                    ITEM 27a

        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT JUNE 30, 1999

                                                            Number of                                  Fair
                                                             Shares                Cost                Value
                                                        ------------------   -----------------   ------------------
MUTUAL FUNDS:

  Putnam Money Market Fund *                                    5,163,484          $5,163,484           $5,163,484

  Putnam U.S. Government Income Trust *                           306,216           4,162,657            3,879,759

  Putnam High Yield Trust *                                       436,855           5,598,962            4,696,193

  Putnam Fund for Growth and Income *                           1,016,735          16,026,354           22,795,193

  Putnam Voyager Fund *                                         1,217,489          15,769,861           30,473,758

  Putnam Global Growth Fund *                                     425,725           4,414,396            5,708,977

  Putnam OTC Emerging Growth Fund *                               406,495           5,985,286            8,190,881

 Putnam International Growth Fund  *                               66,224           1,216,236            1,433,080

AiC COMMON STOCK FUND *                                         1,507,938          15,114,041           21,676,603

PROMISSORY NOTES FROM PARTICIPANTS                                                  1,081,413            1,081,413
  Interest rates ranging from 7.75% to 8.75%                                        ---------            ---------
  with maturity dates through June, 2002

                                                                                  $74,532,690         $105,099,341
                                                                             ------------------    -----------------
                                                                             ------------------    -----------------

  * Known to be a party-in-interest.

                                        ANALYSTS INTERNATIONAL CORPORATION
                                              SAVINGS AND INVESTMENT PLAN
                                                    SCHEDULE II
                                                     ITEM 27d

                                        SCHEDULE OF REPORTABLE TRANSACTIONS
                                           FOR THE YEAR ENDED JUNE 30, 1999

                                                                                                     Current Value
Identity of                      Description of       Purchase       Selling        Cost of          of Assets on         Net Gain
Party Involved                     Transaction         Price          Price          Asset         Transaction Date        (Loss)
--------------                     -----------         -----          -----          -----         ----------------        ------
Putnam Fiduciary               Purchases Of            $5,719,056                 $5,719,056            $5,719,056
  Trust Company*                 AiC Stock

Putnam Money                   Purchases                1,977,319                  1,977,319             1,977,319
  Market Fund*

Putnam U.S. Gov.               Purchases                1,168,702                  1,168,702             1,168,702
  Income Trust*

Putnam High                    Purchases                1,260,677                  1,260,677             1,260,677
  Yield Trust*

Putnam Fund for                Purchases                5,084,351                  5,084,351             5,084,351
   Growth & Income*

Putnam Voyager                 Purchases                5,444,216                  5,444,216             5,444,216
  Fund*

Putnam Global Growth           Purchases                1,292,496                  1,292,496             1,292,496
  Fund*

Putnam OTC Emerging            Purchases                2,254,707                  2,254,707             2,254,707
  Growth Fund*

Putnam International           Purchases                  675,340                    675,340               675,340
  Growth Fund*

Putnam Fiduciary               Sales of AiC                          $1,783,661    2,695,807             1,783,661      ($912,146)
  Trust Company*                 Stock

Putnam Money                   Sales                                    641,945      641,945               641,945               0
  Market Fund*

Putnam U.S. Gov.               Sales                                    457,160      460,736               457,160         (3,576)
  Income Trust*

Putnam High                    Sales                                    859,893    1,003,209               859,893       (143,316)
  Yield Trust*

Putnam Fund for                Sales                                  3,448,701    3,562,037             3,448,701       (113,336)
  Growth & Income*

Putnam Voyager                 Sales                                  2,489,595    2,557,452             2,489,595        (67,857)
  Fund*

Putnam Global Growth           Sales                                    837,884      839,029               837,884         (1,145)
  Fund*

Putnam OTC Emerging            Sales                                  1,511,723    1,788,887             1,511,723       (277,164)
  Growth Fund*

Putnam International           Sales                                    383,174      390,887               383,174         (7,713)
  Growth Fund*


*Known to be a party-in-interest.

                                       11
SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.


Date: 10/26/99

                                 ANALYSTS INTERNATIONAL CORPORATION
                                 SAVINGS AND INVESTMENT PLAN


                                 By       /s/ Thomas R. Mahler
                                       -----------------------
                                          THOMAS R. MAHLER, member of the Plan
                                          Committee

                                  EXHIBIT INDEX

No.                        Exhibit
--------------------------------------------------------------
24.                        Independent Auditors' Consent
