Form 10-Q
period 1999-09-30
ANALYSTS INTERNATIONAL CORP
filed 1999-11-12
CIK 6292

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       or

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

As of October 29, 1999, 22,557,691 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                      INDEX


                                                                                             Page
                                                                                           Number
                                                                                           ------
PART I.     FINANCIAL INFORMATION:

      Item 1.    Condensed Consolidated Balance Sheets
                    September 30, 1999 (Unaudited) and June 30, 1999                            1

                 Condensed Consolidated Statements of Income
                    Three months ended September 30, 1999 and 1998 (Unaudited)                  2

                 Condensed Consolidated Statements of Cash Flows
                    Three months ended September 30, 1999 and 1998 (Unaudited)                  3

                 Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                                       4

      Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                        5-6

                       ANALYSTS INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                  September 30,           June 30,
(In thousands)                                                        1999                  1999
                                                                 --------------        -------------
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                         $ 34,980            $ 33,870
    Accounts receivable, less allowance for
      doubtful accounts                                                 97,048             101,523
    Prepaid expenses and other current assets                            4,063               4,499
                                                                      --------            --------
      Total current assets                                             136,091             139,892

Property and equipment, net                                             28,745              29,644
Intangible assets, net of accumulated amortization                       6,861               7,029
Other assets                                                            10,076               9,651
                                                                      --------            --------
                                                                      $181,773            $186,216
                                                                      --------            --------
                                                                      --------            --------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                  $ 30,077            $ 30,791
    Dividend payable                                                     2,256               2,255
    Salaries and vacations                                              16,044              23,227
    Other, primarily self-insured health care reserves                   3,148               3,311
    Income taxes payable                                                 3,024               1,084
                                                                      --------            --------
      Total current liabilities                                         54,549              60,668

Long-term debt                                                          20,000              20,000
Other long-term liabilities                                              7,650               7,534
Shareholders' equity                                                    99,574              98,014
                                                                      --------            --------
                                                                      $181,773            $186,216
                                                                      --------            --------
                                                                      --------            --------

Note:   The balance sheet at June 30, 1999 has been taken from the audited financial statements at that date, and condensed.

            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                   Three Months Ended
(In thousands except per share amounts)                September 30
                                            ----------------------------------
                                                 1999                 1998
                                                 ----                 ----
Professional services revenues:
   Provided directly                           $112,985            $123,373
   Provided through sub-suppliers                36,060              35,091
                                               --------            --------
         Total revenues                         149,045             158,464

Expenses:
  Salaries, contracted
     services and direct charges                118,688             123,621
  Selling, administrative and other
     operating costs                             24,561              24,959
                                               --------            --------
           Total expenses                       143,249             148,580
                                               --------            --------

Operating income                                  5,796               9,884

Non-operating income                                744                 309
Interest expense                                    350                  --
                                               --------            --------

Income before income taxes                        6,190              10,193

Income taxes                                      2,414               4,067
                                               --------            --------

Net income                                     $  3,776            $  6,126
                                               --------            --------
                                               --------            --------

PER COMMON SHARE:
   Net income (basic)                          $    .17            $    .27
                                               --------            --------
                                               --------            --------
   Net income (diluted)                        $    .17            $    .27
                                               --------            --------
                                               --------            --------
   Dividends paid                              $    .10            $    .08
                                               --------            --------
                                               --------            --------

Average common shares
   outstanding                                   22,555              22,481
                                               --------            --------
                                               --------            --------

Average common and common
   equivalent shares outstanding                 22,645              22,875
                                               --------            --------
                                               --------            --------

            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Months Ended
                                                                          September 30
                                                                     ------------------------

(In thousands)                                                       1999                1998
                                                                     ----                ----
Net cash provided by operating activities                         $  3,040             $  8,419


Cash flows from investing activities:
  Property and equipment additions                                  (1,276)              (5,404)
  Proceeds from property and equipment sales                         1,561                   --
                                                                  --------             --------
   Net cash provided by (used in) investing activities                 285               (5,404)


Cash flows from financing activities:
  Cash dividends                                                    (2,255)              (1,798)
  Proceeds from exercise of stock options                               40                  498
                                                                  --------             --------
    Net cash used in financing activities                           (2,215)              (1,300)


                                                                  --------             --------
Net change in cash and equivalents                                   1,110                1,715

Cash and equivalents at beginning of period                         33,870               11,868
                                                                  --------             --------

Cash and equivalents at end of period                             $ 34,980             $ 13,583
                                                                  --------             --------
                                                                  --------             --------



            See notes to condensed consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of income and cash flows for the three month periods ended September 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at September 30, 1999 and the results of operations and the cash flows for the periods then ended September 30, 1999 and 1998 have been made. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

        The Company did not have any items of other comprehensive income in any of the periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 1999 annual report to shareholders.

2.      LONG-TERM DEBT

        In December 1998 the Company entered into a Notes Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. Minimum future maturities on these Notes is as follows: 2000, $0; 2001, $5,250,000; 2002, $4,000,000; 2003, $3,000,000; 2004, $3,000,000
        thereafter, $4,750,000. The agreement contains, among other things, provisions regarding maintenance of working capital and net worth and restrictions on payments of dividends on common stock. The Company's working capital and net worth are in excess of the minimum net requirements and current dividend payments will not exceed the $18,500,000 maximum allowed under the agreement.

3.      SHAREHOLDERS' EQUITY


                                                                          Three Months Ended
                                                                          September 30, 1999
                                                                          ------------------
                                                                           (In thousands)
        Balance at beginning of period                                        $98,014
        Cash dividends declared:
            August 19, 1999 at $.10 per share                                  (2,256)
        Proceeds upon exercise of stock options                                    40
        Net income                                                              3,776
                                                                             --------
        Balance at end of period                                             $ 99,574
                                                                             --------
                                                                             --------

4.      NET INCOME PER COMMON SHARE

        Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 Three Months Ended September 30, 1999 and 1998

CHANGES IN FINANCIAL CONDITION

Working capital at September 30, 1999 was $81.5 milllion, up 2.9% from the $79.2 million at June 30, 1999. This includes cash and cash equivalents of $35.0 million compared to $33.9 million at June 30, 1999 and accounts receivable of $97.0 million compared to $101.5 million at June 30, 1999. Ratios of current assets to current liabilities and total assets to total liabilities have increased slightly since June 30, 1999.

The Company's primary need for working capital is to support accounts receivable and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Over the past years, the Company has been able to support the growth in its business with internally generated funds. The Company's sub-supplier contracts are not expected to burden working capital.

On August 19, 1999 the Board of Directors declared the regular quarterly dividend of $.10 per share payable November 12, 1999 to shareholders of record on October 29, 1999.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by its operations, capital investments and the payment of quarterly dividends.

The Company believes it has achieved Y2K readiness by replacing its computer systems with new, Y2K compliant hardware and software. The new hardware/software system was put into production February 1, 1999. The cost of the new system was approximately $3,000,000. The Company depends on its computer system for critical business functions, including time record keeping, billing, payroll, and accounts payable and receivable. The loss of these capabilities would have a material adverse impact on the Company. The Company believes its new computer system has remedied the millennium date change, however, if weaknesses (Y2K or otherwise) in the new system are discovered, the Company intends to develop a contingency plan, which will likely take into account the fact that it has a staff of over 4,000 computer programmers as well as a national Y2K practice which can assist in achieving Y2K readiness. The Company's business does not depend on raw materials, parts or other goods supplied by third parties and therefore, the Company believes the inability of its vendors to achieve Y2K compliance would not have a material adverse impact on the Company. The Company does use utility services (electricity, telecommunication, natural gas and the like) for its offices, and interruption of these services could have a material adverse impact on the Company's operations. The inability of the Company's clients to achieve Y2K compliance could have an impact on their ability to pay the Company for the services it renders to them, with consequent adverse impact on the Company's cash flow. Nearly all of the Company's revenue is derived from services rendered to Fortune 1000 companies, and the Company considers it unlikely that a material number of its customers would encounter Y2K compliance issues which would prevent them from paying the Company's invoices in a timely manner.

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

The Company does not believe any reasonably likely worst-case Y2K scenario would have a material effect on its results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Revenues provided directly for the three months ended September 30, 1999 were $113.0 million, a decrease of 8.4% from the same period a year ago. This decrease is a result of a 12.9% decrease in billable hours, which is a result of the industry-wide slowdown in information technology spending. This slowdown is expected to continue, and likely intensify, at least through the second fiscal quarter. During the quarter ended September 30, 1999, the decrease in billable hours was partially offset by an increase in hourly rates. While the Company has been able to increase rates over the prior year, there can be no assurance the Company will be able to continue this as competitive conditions in the industry make it difficult for the Company to continually increase the hourly rates it charges for services. Revenues provided through sub-suppliers for the three months ended September 30, 1999 were $36.1 million, an increase of 2.8% over the same period a year ago. This increase in sub-supplier revenues resulted almost exclusively from an increase in billable hours of service rendered to clients.

Personnel totalled 4,650 at September 30, 1999, compared to 5,200 at September 30, 1998, a decrease of 10.6%. Substantially all of the decrease consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 79.6% of revenues for the three months ended September 30, 1999 compared to 78.0% for the same period a year ago. By comparison, these costs were 78.7% of revenues for the fourth quarter of fiscal 1999 and 78.6% of revenues for the third quarter of fiscal 1999. The increase in this expense category as a percentage of revenues is mostly a consequence of increased idle time and increases in labor costs. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand. It is also difficult to pass on labor costs increases to customers due to intense competition in the industry, and as a result of the industry-wide slowdown in information technology spending, it is expected to be increasingly difficult to maintain high levels of productivity at least through our second fiscal quarter. Although the Company continuously attempts to control the factors which effect this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.5% of revenues for the three months ended September 30, 1999 compared to 15.8% for the same period a year ago. While the Company is committed to careful management of these costs, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

Net income for the three months ended September 30, 1999 decreased 38.4% over the same period a year ago. As a percentage of revenue, net income has decreased to 2.5% for the three months ended September 30, 1999 from 3.9% for the three months ended September 30, 1998. The Company's net income as a percentage of revenues provided directly for the three months ended September 30, 1999 and 1998 was 3.3% and 5.0%, respectively.

PART II.  OTHER INFORMATION

        Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibit 27 - Financial Data Schedule.

        (b) There were no reports on Form 8-K filed for the three months ended September 30, 1999.

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

A specific risk is the Y2K-related slowdown in the software services industry. The software services industry has experienced a slowdown in activity as clients have deferred new development projects to concentrate their resources and budgets on making their computer systems Y2K compliant. The Company's revenues have been adversely affected by this slowdown. Ordinarily the Company would reduce its labor costs by reducing its idle technical staff. However, the Company believes that revenue growth will resume after Y2K. To be prepared for the anticipated resumption in growth, the Company may elect to retain some or all of its idle technical staff because there is a long term shortage of skilled technical personnel and such personnel are difficult to find. The Company may also elect to retain its administrative/support staff during the slowdown for similar reasons. The cost of carrying such staff during the slowdown will have an adverse impact on the Company's net income. The extent and duration of the slowdown, the timing and strength of the recovery and the impact of the slowdown on the Company's revenues and net earnings cannot be predicted or estimated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       ANALYSTS INTERNATIONAL CORPORATION
                                       ----------------------------------
                                                 (Registrant)

Date  November 12, 1999                By /s/ Marti R. Charpentier
      ------------------                 --------------------------------
                                         Marti R. Charpentier
                                         Vice President and Treasurer

Date  November 12, 1999                By /s/ David J. Steichen
      -----------------                  --------------------------------
                                         David J. Steichen
                                         Controller and Assistant
                                         Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                          Exhibit
--------------                          -------

27                              Financial Data Schedule