Form 10-Q
period 1999-12-31
ANALYSTS INTERNATIONAL CORP
filed 2000-02-14
CIK 6292

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

                                       or

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



As of January 28, 2000, 22,596,210 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.     FINANCIAL INFORMATION:

      Item 1.    Condensed Consolidated Balance Sheets
                    December 31, 1999 (Unaudited) and June 30, 1999                                    1

                 Condensed Consolidated Statements of Income
                    Three and six month periods ended December 31, 1999 and 1998
                    (Unaudited)                                                                        2

                 Condensed Consolidated Statements of Cash Flows
                    Six months ended December 31, 1999 and 1998 (Unaudited)                            3

                 Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                                              4

      Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                               5-6

                       ANALYSTS INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      ASSETS

(In thousands)                                                     December 31,        June 30,
                                                                      1999               1999
                                                                  -----------          --------
                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                        $ 35,081          $ 33,870
    Accounts receivable, less allowance for
      doubtful accounts                                                87,295           101,523
    Prepaid expenses and other current assets                           3,815             4,499
                                                                     --------          --------
      Total current assets                                            126,191           139,892

Property and equipment, net                                            28,422            29,644
Intangible assets, net of accumulated amortization                      6,699             7,029
Other assets                                                           10,253             9,651
                                                                     --------          --------
                                                                     $171,565          $186,216
                                                                     ========          ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $ 30,520          $ 30,791
    Dividend payable                                                    2,258             2,255
    Salaries and vacations                                              7,864            23,227
    Other, primarily self-insured health care reserves                  3,325             3,311
    Income taxes payable                                                   --             1,084
                                                                     --------          --------
      Total current liabilities                                        43,967            60,668

Long-term debt                                                         20,000            20,000
Other long-term liabilities                                             7,848             7,534
Shareholders' equity                                                   99,750            98,014
                                                                     --------          --------
                                                                     $171,565          $186,216
                                                                     ========          ========

Note:   The balance sheet at June 30, 1999 has been taken from the audited financial statements at that date, and condensed.

            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three Months Ended                        Six Months Ended
(In thousands except per share amounts)            December 31                              December 31
                                             ------------------------------         -----------------------------
                                               1999                1998               1999                1998
                                             ---------           ---------          ---------           ----------
Professional services revenues:
   Provided directly                         $ 103,648           $ 118,391          $ 216,633           $ 241,764
   Provided through sub-suppliers               35,221              34,595             71,281              69,686
                                             ---------           ---------          ---------           ----------
         Total revenues                        138,869             152,986            287,914             311,450

Expenses:
  Salaries, contracted
     services and direct charges               112,634             120,434            231,322             244,055
  Selling, administrative and other
     operating costs                            22,440              24,681             47,001              49,640
                                             ---------           ---------          ---------           ----------
           Total expenses                      135,074             145,115            278,323             293,695
                                             ---------           ---------          ---------           ----------

Operating income                                 3,795               7,871              9,591              17,755

Non-operating income                               385                 265              1,129                 574
Interest expense                                  (352)                 --               (702)                 --
                                             ---------           ---------          ---------           ----------

Income before income taxes                       3,828               8,136             10,018              18,329

Income taxes                                     1,494               3,175              3,908               7,242
                                             ---------           ---------          ---------           ----------

Net income                                   $   2,334           $   4,961          $   6,110           $  11,087
                                             =========           =========          =========           =========
PER COMMON SHARE:
   Net income (basic)                        $     .10           $     .22          $     .27           $     .49
                                             =========           =========          =========           =========
   Net income (diluted)                      $     .10           $     .22          $     .27           $     .49
                                             =========           =========          =========           =========
   Dividends paid                            $     .10           $     .10          $     .20           $     .18
                                             =========           =========          =========           =========

Average common shares
   outstanding                                  22,571              22,524             22,563              22,503
                                             =========           =========          =========           =========

Average common and common
   equivalent shares outstanding                22,606              22,664             22,625              22,769
                                             =========           =========          =========           =========

            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                          December 31
(In thousands)                                                   ---------------------------
                                                                   1999               1998
                                                                 --------           --------
Net cash provided by operating activities                        $  6,150           $ 17,080


Cash flows from investing activities:
  Property and equipment additions                                 (2,129)           (11,751)
  Proceeds from property and equipment sales                        1,561                 --
  Payments for acquisitions                                            --               (183)
                                                                 --------           --------
   Net cash used in investing activities                             (568)           (11,934)


Cash flows from financing activities:
  Cash dividends                                                   (4,510)            (4,050)
  Proceeds from borrowings                                             --             20,000
  Proceeds from exercise of stock options                             139                977
                                                                 --------           --------
    Net cash (used in) provided by financing activities            (4,371)            16,927


                                                                 --------           --------
Net change in cash and equivalents                                  1,211             22,073

Cash and equivalents at beginning of period                        33,870             11,868
                                                                 --------           --------

Cash and equivalents at end of period                            $ 35,081           $ 33,941
                                                                 ========           ========

            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of December 31, 1999, the condensed consolidated statements of income for the three month and six month periods ended December 31, 1999 and 1998 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at December 31, 1999 and the results of operations and the cash flows for the periods ended December 31, 1999 and 1998 have been made. The results of operations for the periods ended December 31, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.      LONG-TERM DEBT

        In December 1998 the Company entered into a Notes Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. Minimum future maturities on these Notes is as follows: 2000, $0; 2001, $5,250,000; 2002, $4,000,000; 2003, $3,000,000; 2004, $3,000,000
        thereafter, $4,750,000. The agreement contains, among other things, provisions regarding maintenance of working capital and net worth and restrictions on payments of dividends on common stock. The Company's working capital and net worth are in excess of the minimum net requirements and current dividend payments will not exceed the $18,000,000 maximum allowed under the agreement.

3.      SHAREHOLDERS' EQUITY

                                                                          Six Months Ended
                                                                          December 31, 1999
                                                                          ----------------
                                                                           (In thousands)
        Balance at beginning of period                                        $98,014
        Cash dividends declared:
            August 19, 1999 at $.10 per share                                  (2,255)
            December 15, 1999 at $.l0 per share                                (2,258)
        Proceeds upon exercise of stock options                                   139
        Net income                                                              6,110
                                                                              -------
        Balance at end of period                                              $99,750
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

Item 2.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   Six Months Ended December 31, 1999 and 1998

CHANGES IN FINANCIAL CONDITION

Working capital at December 31, 1999 was $82.2 million, up 3.8% from the $79.2 million at June 30, 1999. This includes cash and cash equivalents of $35.1 million compared to $33.9 million at June 30, 1999 and accounts receivable of $87.3 million compared to $101.5 million at June 30, 1999. Ratios of current assets to current liabilities and total assets to total liabilities have increased since June 30, 1999. Accounts receivable has decreased due to the decrease in revenues.

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

On December 15, 1999 the Board of Directors declared the regular quarterly dividend of $.10 per share payable February 15, 2000 to shareholders of record on January 31, 2000.

The Company believes funds generated from its business and current cash balances are adequate to meet demands placed upon its resources by its operations, capital investments and the payment of quarterly dividends.

The Company achieved Y2K readiness by replacing its computer systems with new, Y2K compliant hardware and software. The new hardware/software system was put into production February 1, 1999. The cost of the new system was approximately $3,000,000. The Company depends on its computer system for critical business functions, including time record keeping, billing, payroll, and accounts payable and receivable. The loss of these capabilities would have a material adverse impact on the Company. The Company has not experienced any Y2K-related interuptions to its computer processing, and believes its new computer system has successfully handled the millennium date change. The Company's business does not depend on raw materials, parts or other goods supplied by third parties and the Company is not aware of any Y2K related failures on the part of any of its vendors, including utility services (electricity, telecommunication, natural gas and the like) for its offices. The inability of the Company's clients to achieve Y2K compliance could have an impact on the clients ability to pay the Company, with consequent adverse impact on the Company's cash flow. The Company is not aware of any cases where its clients have encountered Y2K compliance issues and considers it unlikely that its cash flow will be materially affected by Y2K related problems.

The Company's services addressing the Year 2000 problem involved key aspects of its clients' computer systems. While the Company is not aware of any failures in a client's system, such a failure, were one to occur, could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. Litigation, regardless of its outcome, could result in substantial cost to the Company. Accordingly, any contract liability claim or litigation against the Company could have an adverse effect on the Company's business, operations and financial results.

The Company does not believe any reasonably likely worst-case Y2K scenario would have a material effect on its results of operations, liquidity or financial condition.

RESULTS OF OPERATIONS

Revenues provided directly for the six months ended December 31, 1999 were $216.6 million, a decrease of 10.4% from the same period a year ago. For the three months ended December 31,1999 revenues provided directly were $103.6 million, a decrease of 12.5% over the same period a year ago. These decreases are a result of a decrease in billable hours, which is a result of the industry-wide slowdown. This slowdown is expected to continue through the third fiscal quarter. During the quarter ended December 31, 1999, the decrease in billable hours was partially offset by an increase in hourly rates. While the Company has been able to increase rates over the prior year, there can be no assurance the Company will be able to continue this as competitive conditions in the industry make it difficult for the Company to continually increase the hourly rates it charges for services. Revenues provided through sub-suppliers for the six month period and quarter ended December 31, 1999 were $71.3 and $35.2 million, respectively. This represents increases of 2.3% and 1.8% over the same periods a year ago. This increase in sub-supplier revenues resulted almost exclusively from an increase in billable hours of service rendered to clients.

Personnel totalled 4,350 at December 31, 1999, compared to 5,000 at December 31, 1998, a decrease of 13.0%. Substantially all of the decrease consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 80.3% of revenues for the six months ended December 31, 1999 compared to 78.4% for the same period a year ago. These costs were 81.1% of revenues for the three months ended December 31, 1999 and 78.7% of revenues for the three months ended December 31, 1998. By comparison, these costs were 79.6% of revenues for the first quarter of fiscal 2000 and 78.0% of revenues for the first quarter of fiscal 1999. The increase in this expense category as a percentage of revenues is mostly a consequence of (i) normal increases in labor rates and (ii) unusually high idle time as the Company elected to retain higher than needed staff levels in anticipation of recovery from the industry-wide slowdown. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand. It is also difficult to pass on labor costs increases to customers due to intense competition in the industry, and as a result of the industry-wide slowdown, it is expected to be difficult to return to normal levels of productivity at least through our third fiscal quarter. Although the Company continuously attempts to control the factors which effect this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.3% of revenues for the six months ended December 31, 1999 compared to 15.9% for the same period a year ago. These costs were 16.2% of revenues for the three months ended December 31, 1999 and 16.1% of revenues for the three months ended December 31, 1998. While the Company is committed to careful management of these costs, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

Net income for the six months ended December 31, 1999 decreased 44.9% over the same period a year ago. As a percentage of revenue, net income has decreased to 2.1% for the six months ended December 31, 1999 from 3.6% for the six months ended December 31, 1998. Net income for the quarter, as a percentage of revenues, also decreased to 1.7% for the three months ended December 31, 1999 from 3.2% for the three months ended December 31, 1998. The Company's net income as a percentage of revenues provided directly for the three months ended December 31, 1999 and 1998 was 2.3% and 4.2%, respectively.

PART II.  OTHER INFORMATION

        Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders held October 17, 1999, the following action was taken:

         (a)   Election of directors.

                  The following nominees, all of whom were listed in the company's proxy statement prepared in accordance with Regulation 14(a), were elected:

                   Nominee              Votes for   Authority withheld
                   -------              ---------   ------------------
               V. C. Benda              20,607,945        346,496
               M. A. Loftus             20,619,077        335,364
               W. K. Drake              20,630,033        324,408
               E. M. Mahoney            20,624,951        329,490
               F. W. Lang               20,635,564        318,877
               R. L. Prince             20,621,239        333,202

        (b) Ratification of auditors.

        The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

                     In favor                        20,684,117
                     Against                            180,050
                     Abstain                             90,274

         (c)   Approve the 1999 Stock Option Plan

         The shareholders voted their shares to approve the 1999 Stock Option Plan by the following vote:

                     In favor                        18,986,637
                     Against                          1,686,963
                     Abstain                            196,285
                     Del N-Vote                          84,556

        Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)         Exhibit 27 - Financial Data Schedule.

         (b) There were no reports on Form 8-K filed for the six months ended December 31, 1999.

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

                                   ANALYSTS INTERNATIONAL CORPORATION
                                                 (Registrant)




Date  February 14, 2000               By /s/ Marti R. Charpentier
      -----------------                  ------------------------------
                                         Marti R. Charpentier
                                         Vice President and
                                         Treasurer

Date  February 14, 2000               By /s/ David J. Steichen
      -----------------                  ------------------------------
                                         David J. Steichen
                                         Controller and Assistant
                                         Treasurer (Chief
                                         Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number                                       Exhibit
--------------                                       -------
27                                          Financial Data Schedule