Form 10-Q
period 2000-03-31
ANALYSTS INTERNATIONAL CORP
filed 2000-05-12
CIK 6292

 QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-4090

ANALYSTS INTERNATIONAL CORPORATION

Minnesota	41-0905408

3601 West 76th Street
Minneapolis, MN 55435
(612) 835-5900

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of April 28, 2000, 22,603,934 shares of the Registrant's Common Stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION:
Item 1.	Condensed Consolidated Balance Sheets March 31, 2000 (Unaudited) and June 30, 1999	1
	Condensed Consolidated Statements of Income Three and nine month periods ended March 31, 2000 and 1999 (Unaudited)	2
	Condensed Consolidated Statements of Cash Flows Nine months ended March 31, 2000 and 1999 (Unaudited)	3
	Notes to Condensed Consolidated Financial Statements (Unaudited)	4-5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6-7

ANALYSTS INTERNATIONAL CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)	March 31, 2000	June 30, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,770	$33,870
Accounts receivable, less allowance for doubtful accounts	86,096	101,523
Prepaid expenses and other current assets	4,253	4,499

Total current assets	124,119	139,892
Property and equipment, net	27,520	29,644
Intangible assets, net of accumulated amortization	6,537	7,029
Other assets	13,291	9,651

	$171,467	$186,216

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$24,779	$30,791
Dividend payable	2,260	2,255
Salaries and vacations	13,623	23,227
Other, primarily self-insured health care reserves	3,201	3,311
Income taxes payable	—	1,084

Total current liabilities	43,863	60,668
Long-term debt	20,000	20,000
Other long-term liabilities	8,288	7,534
Shareholders' equity	99,316	98,014

	$171,467	$186,216

Note:  The balance sheet at June 30, 1999 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
(In thousands except per share amounts)	2000	1999	2000	1999
Professional services revenues:
Provided directly	$98,903	$119,847	$315,536	$361,611
Provided through sub-suppliers	33,552	34,281	104,833	103,967

Total revenues	132,455	154,128	420,369	465,578
Expenses:
Salaries, contracted services and direct charges	108,626	121,138	339,948	365,193
Selling, administrative and other operating costs	21,106	24,025	68,107	73,665

Total expenses	129,732	145,163	408,055	438,858

Operating income	2,723	8,965	12,314	26,720
Non-operating income	438	392	1,567	966
Interest expense	(358)	—	(1,060)	—

Income before income taxes	2,803	9,357	12,821	27,686
Income taxes	1,073	3,652	4,981	10,894

Net income	$1,730	$5,705	$7,840	$16,792

Per common share:
Net income (basic)	$.08	$.26	$.35	$.75

Net income (diluted)	$.08	$.25	$.35	$.74

Dividends paid	$.10	$.10	$.30	$.28

Average common shares outstanding	22,593	22,543	22,573	22,516

Average common and common equivalent shares outstanding	22,632	22,651	22,628	22,730

See notes to condensed consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31
(In thousands)	2000	1999
Net cash provided by operating activities	$10,597	$24,130
Cash flows from investing activities:
Property and equipment additions	(2,533)	(17,584)
Proceeds from property and equipment sales	1,571	—
Investment in alliance partners	(3,202)	—
Payments for acquisitions	—	(3,847)

Net cash used in investing activities	(4,164)	(21,431)
Cash flows from financing activities:
Cash dividends	(6,771)	(6,473)
Proceeds from borrowings	—	20,000
Proceeds from exercise of stock options	238	1,448

Net cash (used in) provided by financing activities	(6,533)	14,975

Net change in cash and equivalents	(100)	17,674
Cash and equivalents at beginning of period	33,870	11,868

Cash and equivalents at end of period	$33,770	$29,542

See notes to condensed consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Summary of Significant Accounting Policies

    Condensed Consolidated Financial Statements—The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of income for the three month and nine month periods ended March 31, 2000 and 1999 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at March 31, 2000 and the results of operations and the cash flows for the periods ended March 31, 2000 and 1999 have been made. The results of operations for the periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.  Long-term Debt

    In January 2000 the Company secured a $25 million bank line of credit. Under the terms of the line of credit, which expires in January 2003, the Company may choose to take advances or pay down the outstanding balance daily, or request a fixed term advance for one, two, three or six months. The daily advances on the line bare interest at the bank's prime rate (9.0% at March 31, 2000) while the fixed term advances bare interest at the applicable EuroDollar rate plus .75%. A commitment fee of .175% is charged on the unused portion of the line.

    In December 1998 the Company entered into a Notes Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. Minimum future maturities on these Notes is as follows: 2000, $0; 2001, $5,250,000; 2002, $4,000,000; 2003, $3,000,000; 2004, $3,000,000 thereafter, $4,750,000.

    Both debt agreements contain, among other things, provisions regarding maintenance of working capital and net worth and restrictions on payments of dividends on common stock. The Company's working capital and net worth are in excess of the minimum net requirements and current dividend payments will not exceed the $17,000,000 maximum allowed under the agreement.

3.  Shareholders' Equity

Nine Months Ended March 31, 2000
(In thousands)
Balance at beginning of period	$98,014
Cash dividends declared	(6,776)
Proceeds upon exercise of stock options	238
Net income	7,840

Balance at end of period	$99,316

4.  Net Income Per Common Share

    Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The difference between average common shares and average common and common equivalent shares is the result of outstanding stock options.

5.  Subsequent Event

    On April 25, 2000, the Company purchased an 80.1% interest in Sequoia NET.com for $43.5 million. To consummate the transaction the Company utilized $30.5 million of its cash balances and drew down $13.0 million on its line of credit. Sequoia NET.com provides network installation and support services and other eBusiness services. Sequoia NET.com had net assets of $7.3 million on December 31, 1999 and reported $57.7 million in revenues with pre-tax profits of $3.8 million for the year then ended. The purchase of Sequoia NET.com will be accounted for under the purchase method of accounting. The operations of Sequoia NET.com will be consolidated with those of the Company beginning on April 25, 2000.

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations

Nine Months Ended March 31, 2000 and 1999

Changes in Financial Condition

    Working capital at March 31, 2000 was $80.3 million, up 1.4% from the $79.2 million at June 30, 1999. This includes cash and cash equivalents of $33.8 million compared to $33.9 million at June 30, 1999 and accounts receivable of $86.1 million compared to $101.5 million at June 30, 1999. Ratios of current assets to current liabilities and total assets to total liabilities have increased since June 30, 1999. Accounts receivable has decreased due to the decrease in revenues.

    The Company's primary need for working capital is to support accounts receivable and to fund the time lag between payroll disbursement and receipt of fees billed to clients. The Company continues to be able to support the growth in its business with internally generated funds. As explained below, however, the Company has secured a line of credit to assist in the financing of the purchase of Sequoia NET.com. The Company's sub-supplier contracts are not expected to burden working capital.

    On December 15, 1999 the Board of Directors declared the regular quarterly dividend of $.10 per share payable February 15, 2000 to shareholders of record on January 31, 2000.

    On February 22, 2000 the Board of Directors declared the regular quarterly dividend of $.10 per share payable May 15, 2000 to shareholders of record on April 28, 2000.

    On April 25, 2000, the Company purchased an 80.1% interest in Sequoia NET.com for $43.5 million. Sequoia NET.com provides network installation and support services and other eBusiness services. Sequoia NET.com had net assets of $7.3 million on December 31, 1999 and reported $57.7 million in revenues with pre-tax profits of $3.8 million for the year ended December 31, 1999. Also during the third quarter, the Company invested $3.2 million in other alliance partners.

    During the third quarter, the Company secured a $25 million bank line of credit. On April 25, 2000 the Company drew down $13.0 million on the line of credit and utilized $30.5 million of its cash balances to consumate the acquisition of Sequoia NET.com.

    The Company believes funds generated from its business, current cash balances and existing credit lines are adequate to meet demands placed upon its resources by its operations, capital investments and the payment of quarterly dividends.

Results of Operations

    Revenues provided directly for the nine months ended March 31, 2000 were $315.5 million, a decrease of 12.7% from the same period a year ago. For the three months ended March 31,2000 revenues provided directly were $98.9 million, a decrease of 17.5% over the same period a year ago. These decreases are a result of a decrease in billable hours, which is a result of an industry-wide slowdown. This decrease in revenues over the prior year is expected to continue through the end of the fiscal year. During the quarter ended March 31, 2000, the decrease in billable hours was partially offset by an increase in hourly rates. While the Company has been able to increase rates over the prior year, there can be no assurance the Company will be able to continue this as competitive conditions in the industry make it difficult for the Company to continually increase the hourly rates it charges for services. Revenues provided through sub-suppliers for the nine month period were $104.8 million, an increase of .8% over the same period a year ago. Revenues for the quarter ended March 31, 2000 were

$33.6 million, a decrease of 2.1% over the same period a year ago. These revenues have also been affected by the industry-wide slowdown.

    Personnel totalled 4,150 at March 31, 2000, compared to 4,950 at March 31, 1999, a decrease of 16.2%. Substantially all of the decrease consists of billable technical staff.

    Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 80.9% of revenues for the nine months ended March 31, 2000 compared to 78.4% for the same period a year ago. These costs were 82.0% of revenues for the three months ended March 31, 2000 and 78.6% of revenues for the three months ended March 31, 1999. By comparison, these costs were 81.1% of revenues for the second quarter of fiscal 2000 and 79.6% of revenues for the first quarter of fiscal 2000. The increase in this expense category as a percentage of revenues is mostly a consequence of (i) normal increases in labor rates and (ii) unusually high idle time as the Company elected to retain higher than needed staff levels in anticipation of recovery from the industry-wide slowdown. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand. It is also difficult to pass on labor costs increases to customers due to intense competition in the industry, and as a result of the industry-wide slowdown, it is expected to be difficult to return to normal levels of productivity at least through the remainder of our fiscal year. Although the Company continuously attempts to control the factors which effect this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

    Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.2% of revenues for the nine months ended March 31, 2000 compared to 15.8% for the same period a year ago. These costs were 15.9% of revenues for the three months ended March 31, 2000 and 15.6% of revenues for the three months ended March 31, 1999. While the Company is committed to careful management of these costs, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

    Net income for the nine months ended March 31, 2000 decreased 53.3% over the same period a year ago. As a percentage of revenue, net income has decreased to 1.9% for the nine months ended March 31, 2000 from 3.6% for the nine months ended March 31, 1999. Net income for the quarter, as a percentage of revenues, also decreased to 1.3% for the three months ended March 31, 2000 from 3.7% for the three months ended March 31, 1999. The Company's net income as a percentage of revenues provided directly for the three months ended March 31, 2000 and 1999 was 1.7% and 4.8%, respectively.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibit 4—Credit Agreement dated January 31, 2000, between Analysts International Corporation and Norwest Bank Minnesota, National Association.
(b)	Exhibit 27—Financial Data Schedule.
(c)	There were no reports on Form 8-K filed for the quarter ended March 31, 2000.

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

    A specific risk is the current slowdown in the software services industry. The software services industry has experienced a slowdown in activity as clients have completed their efforts to make their computer systems Y2K compliant and have deferred new development projects. The Company's revenues have been adversely affected by this slowdown. Ordinarily the Company would reduce its labor costs by reducing its idle technical staff. However, the Company believes that revenue growth will resume in the near future. To be prepared for the anticipated resumption in growth, the Company may elect to retain some or all of its idle technical staff because there is a long term shortage of skilled technical personnel and such personnel are difficult to find. The Company may also elect to retain its administrative/support staff during the slowdown for similar reasons. The cost of carrying such staff during the slowdown will have an adverse impact on the Company's net income. The extent and duration of the slowdown, the timing and strength of the recovery and the impact of the slowdown on the Company's revenues and net earnings cannot be predicted or estimated.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION (Registrant)
Date May 12, 2000	By	/s/ MARTI R. CHARPENTIER Marti R. Charpentier Vice President and Treasurer
Date May 12, 2000	By	/s/ DAVID J. STEICHEN David J. Steichen Controller and Assistant Treasurer (Chief Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit
4	Credit agreement dated January 31, 2000, between Analysts International Corporation and Norwest Bank Minnesota, National Association
27	Financial Data Schedule

QuickLinks

  Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine Months Ended March 31, 2000 and 1999
  PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K