Form 10-K
period 2000-06-30
ANALYSTS INTERNATIONAL CORP
filed 2000-09-28
CIK 6292

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              /X/ Annual Report Pursuant to Section 13 or 15 (d) of
                     the Securities and Exchange Act of 1934
                     For the Fiscal Year Ended June 30, 2000
                                       OR
              / / Transition Report Pursuant to Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934

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

Registrant's telephone number, including area code:             952/835-5900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of September 5, 2000 was $159,178,651 based upon the closing price as reported by Nasdaq.

As of September 5, 2000 there were 22,606,862 shares of the registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference are (i) portions of the annual report to shareholders for the year ended June 30, 2000 (Parts I and II) and (ii) proxy statement dated September 20, 2000 (Part III).

                                     PART I

ITEM 1.  BUSINESS.

         Analysts International Corporation and its subsidiaries ("Analysts International" or the "Company") provide a full range of computer software services to computer users, computer manufacturers and software developers throughout the United States and in Canada and the United Kingdom. Approximately 90% of the Company's revenues are from services provided to its existing customer base, which consists primarily of Fortune 500 companies. This high percentage of repeat business reflects the Company's emphasis on customer satisfaction and development of long-term relationships with customers who have an ongoing need for the services which the Company provides.

         Analysts International offers its clients a full range of software service offerings, sometimes referred to in the industry as "solutions," including custom software development under Company project management, traditional supplemental IT and software engineering staffing under client project management, and single source staffing of programmers and other software professionals through the Company's Managed Services Group. Services are provided to assist clients with their service needs in all areas, including eBusiness consulting, mobile computing, network infrastructure, applications development and legacy system maintenance. The Company's engagements have involved nearly every type and manufacture of computer and all of the major operating systems. Examples of the types of engagements in which the Company was involved during the fiscal year are highlighted in the Company's 2000 Annual Report.

         In April 2000, the Company acquired 80.1% of the outstanding common stock of SequoiaNET.com, Inc. The other 19.9% was transferred to Sequoia's principals as part of the deal. The Company believes that Sequoia has strengthened the Company's eBusiness capabilities, particularly in network infrastructure and web-based applications, and has given the Company market share dominance in the Detroit--Greater Michigan market. The acquisition also brought the Company key relationships with Microsoft, Cisco, Dell and other key vendors in the network infrastructure arena. For the 12 months ended June 30, 2000, Sequoia had revenues of $58,687,000, up 13% over revenues for the prior 12 months, and the acquisition (accounted for as a purchase) has been accretive before goodwill amortization. The Company plans to offer Sequoia's services in other geographical markets through the Company's nationwide branch network.

         Analysts International's largest customer is Qwest Communications, formerly U S West Inc. The Qwest unit served by the Company is headquartered in Denver and provides telecommunication services to over 25 million customers in 14 states, as well as domestic and international cable and telephone, wireless communications, directory and information services. The Company is Qwest's single source for supplemental staffing for IT/software engineering needs.

         To meet these needs, and to facilitate its management of over 900 computer programmers and other technical personnel it has on assignment at Qwest, the Managed Services Group of the Company fills requirements, manages assigned personnel and provides time record keeping/billing services through proprietary software developed specifically for this service offering. The Company's current contract expires January 31, 2001, and is subject to prior cancellation at Qwest's convenience on 45 days' notice. Revenues from services provided to US West/Qwest, were approximately 22%, 23% and 22% of total revenues during the last three fiscal years, respectively, and are expected to be approximately the same percentage for fiscal 2001. Loss of this business would have a material adverse effect on the Company.

         The Company has expanded the Managed Services Group offering to other clients, including Chevron Information Technology Company (Chevron Corporation's technology subsidiaries), Salt River Project (the nation's third largest public power utility), Pacificare, and Motorola, including Motorola's Semi-Conductor Products Sector. These Managed Services Group customers use the Company as their sole source for supplemental IT/software engineering staffing.

         Analysts International provided services through 26 of its branch offices during the year to various divisions of International Business Machines Corporation (IBM), its second largest customer, as a national service provider under IBM's National Procurement initiative. The Company's contract with IBM expires October 31, 2000, subject to IBM's right to cancel for convenience on 30 days' written notice. IBM recently selected the Company to continue providing services as a core supplier after a re-bidding process. The terms and conditions of the resulting business arrangement remain to be negotiated. IBM's National Procurement initiative requires the Company and other participating vendors to accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM. There can be no assurance, however, that volume will offset lower rates. IBM business under the national contract accounted for about 17%, 16% and 16% of revenues in each of the last three fiscal years, and loss of this business would have a material adverse effect on the Company.

         Analysts International provides its services to a wide range of industries. Its fiscal 2000 revenues were derived from services rendered to customers in the following industry groups (without considering revenues from Sequoia):


                                                    Approximate Percent
Industry Group                                         FY 2000 Revenues
-----------------------------------------------------------------------
         Telecommunications                                  27.5%
         Electronics                                         20.6%
         Services                                             9.2%
         Manufacturing                                        7.6%
         Oil and Chemical                                     6.8%
         Financial                                            5.4%
         Government                                           4.0%
         Power and Utility                                    3.4%
         Insurance                                            3.3%
         Merchandising                                        3.2%
         Health Care                                          2.0%
         Food                                                 1.5%
         Transportation                                        .7%
         Other                                                4.8%

         Analysts International and its subsidiaries provided services to more than 1,000 clients during the fiscal year. Consistent with its practices in prior years, the Company rendered these services almost exclusively on a time and materials hourly rate basis under which invoices for services rendered were submitted no less frequently than monthly with payment generally due net 30 days.

ORGANIZATION AND MARKETING.

         Analysts International provides its software services through its branch and field offices, assigned on a geographical basis to one of six regions. Each branch office is staffed with technical personnel and is managed by a branch manager, who has primary responsibility for the administration, personnel and recruiting, customer relations and profitability of the branch. The branch manager has broad authority to conduct the operation of the branch, subject to adherence to corporate policies. In general, field offices are established to support specific projects for one or more specific customers at locations not served by a local branch office and are managed by a branch within the same geographical region. A field office may become a branch office when the volume of business and the prospects for additional business justify the additional location expenses associated with branch office status.

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

         Analysts International utilizes its own direct sales force to sell its services. At the end of the fiscal year, the Company's sales staff totaled 105 in number. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the Company's business, and each branch office employs at least one full time recruiter. At the end of the fiscal year, the Company's recruiting staff totaled 115 in number.

COMPETITION.

         Analysts International competes with software consulting divisions of several large companies (including Andersen Consulting, IBM, Olsten,
Volt and Manpower) on a national basis. These organizations and their software consulting divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

         The Company also competes with other national software services companies such as Computer Task Group, Ciber, marchFIRST, Keane Inc. and Computer Horizons.

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

PERSONNEL.

         Analysts International has approximately 4,800 personnel. Of these, approximately 3,900 are systems analysts, computer programmers and other technical personnel whose services are billable to clients. Several years of programming experience is generally a prerequisite to employment with the Company.

         Maintaining the present volume of the Company's business and its continued growth depend to a significant extent on its ability to attract and retain qualified technical personnel. Such personnel are in great demand. Although the Company has been able to attract and retain qualified technical personnel and believes its personnel relations are satisfactory, there can be no assurance the Company will be able to continue to attract and retain such personnel. Its inability to do so would have a material adverse effect on the Company's business.

OTHER MATTERS.

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

CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

ITEM 2.  PROPERTIES.

         Analysts International's principal executive offices and the Minneapolis branch offices are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 154,000 square foot office building which it owns. All other branch offices, field offices, and SequoiaNET.com are held under leases with varying expiration dates ranging from 30 days to 12 years. See Note I of Notes to Consolidated Financial Statements at page 24 of the Company's 2000 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending legal proceedings to which the Company is a party to or which any of its property is subject, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2000.

                               EXECUTIVE OFFICERS

NAME                                 AGE                  TITLE
----                                 ---                  -----
Frederick W. Lang                    75                   Chairman and Chief Executive Officer since 1989;
                                                          President and Chief Executive Officer from 1966-1989;
                                                          Treasurer from 1987-1989.

Michael J. LaVelle                   60                   President and Chief Operating Officer since 1999; Sr. Vice
                                                          President of Operations from 1998 to 1999; Southern Region Vice
                                                          President from 1996 to 1998; Dallas Branch Manager from 1989 to 1996.

Sarah P. Spiess                      59                   Executive Vice President since 1996; Senior Vice
                                                          President during 1996; Southern Region Vice President
                                                          from 1992 to 1996; Minneapolis Branch Manager from 1979
                                                          to 1992.

Thomas R. Mahler                     54                   Secretary since 1979; General Counsel since 1982.

Marti R. Charpentier                 45                   Vice President, Finance and Treasurer since 1999;
                                                          Corporate Controller and Assistant Treasurer from 1989
                                                          to 1999.


Terms of office expire as of the Annual Meeting in 2000.

                                     PART II

                  The following portions of the Company's annual report to shareholders for the fiscal year ended June 30, 2000 are incorporated by reference in response to Items 5, 6, 7 and 8 as follows:

ITEMS IN FORM 10-K                 CAPTION/SECTION IN ANNUAL REPORT                            PAGE
------------------                 --------------------------------                            ----
       5                           Market Price Ranges on Common Stock                         26

       6                           Five-Year Summary                                           27

       7                           Management's Discussion and Analysis                        12-15

       8                           Financial Highlights and Statements
                                                                                               2 and 16-25

(See Index to Consolidated Financial Statements and Schedules set forth in
Item 14 of this Form 10-K.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There have been no disagreements with or changes in the Company's independent auditors within the past two fiscal years.

                                    PART III

         The information regarding executive officers required by Item 10 is set forth under the caption "Executive Officers" in Part I of this Form 10-K. Other information called for in Part III, including information regarding directors (Item 10), executive compensation (Item 11) and security ownership of certain beneficial owners and management (Item 12), is set forth in the Company's definitive proxy statement for the annual meeting of shareholders to be held November 1, 2000, filed pursuant to Regulation 14A, as follows:

       ITEMS IN FORM 10-K          CAPTION IN DEFINITIVE PROXY STATEMENT                         PAGE
       ------------------          -------------------------------------                         ----
             10                    Election of Directors                                          2-3

             11                    Board Committees and Compensation and
                                    Executive Compensation                                        4, 7-11

             12                    Election of Directors and Principal
                                    Shareholders                                                  2-5, 14

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During fiscal 2000:

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

         d.       Subparagraph d. of this Item is not applicable.

                                     PART IV
ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.1      CONSOLIDATED FINANCIAL STATEMENTS.

         The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent auditors' report are included on the following pages of its annual report to shareholders for the fiscal year ended June 30, 2000:

         DESCRIPTION                                                                    PAGE IN ANNUAL REPORT
         -----------                                                                    ---------------------
         Consolidated Balance Sheets at June 30, 1999 and 2000                                 16

         Consolidated Statements of Income for each of the
         three years in the period ended June 30, 2000                                         17

         Consolidated Statements of Cash Flows for each of the
         three years in the period ended June 30, 2000                                         18

         Consolidated Statements of Shareholders' Equity for
         each of the three years in the period ended June 30, 2000                             19

         Notes to Consolidated Financial Statements                                         20-25

         Independent Auditors' Report                                                          25


a.2      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

         DESCRIPTION                                                                    PAGE HEREIN
         -----------                                                                    -----------
         Independent Auditors' Report on Schedule                                              19

         Schedule II.  Valuation and Qualifying Accounts                                       20


         Other consolidated financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

a.3      EXHIBITS.

EXHIBIT NO.
-----------
   3-a          Articles of Incorporation, as amended (Exhibit 3-a to
                Annual Report on Form 10-K for fiscal year 1988, Commission File
                No. 0-4090, incorporated by reference).

   3-b          Restated Bylaws.

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

   10-f 1999 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 13, 1999, Commission File No. 0409, incorporated by reference).

   10-g         Credit Agreement dated January 31, 2000, between Analysts
                International Corporaiton and Norwest Bank Minnesota, National
                Association (Exhibit 4 to Quarterly Report on Form 10-Q for third quarter of fiscal year 2000, Commission File No. 0-4090, incorporated by reference).

   10-h         Stock Purchase Agreement dated April 12, 2000 (Exhibit 2.1 to
                Form 8-K, filed May 5, 2000, Commission File No. 0-4090, incorporated by reference).

   10-i         Trust Agreement dated October 20, 1992, with Norwest Bank
                Minneapolis, N.A.

   10-j Form of letter agreement providing employment continuation following a change of control.




   10-k Form of letter agreement providing incentive bonus protection following a change of control.

   10-l         Note Purchase Agreement dated December 30, 1998 (Exhibit 4(v)
                Quarterly Report on Form 10-Q for second quarter of fiscal year 1999, Commission File No. 0-4090, incorporated by reference).

   11           Calculations of Earnings Per Share.

   13           2000 Annual Report to Shareholders.

   21           Subsidiaries of Registrant.

   23           Independent Auditors' Consent.

   24           Powers of Attorney.

   27           Financial Data Schedule.


b.       REPORTS ON FORM 8-K.

         On May 5, 2000 the Company filed a form 8-K announcing its acquisition of an 80.1% interest in SequoiaNET.com.

         On July 5, 2000 the Company filed a form 8-K/A amending the form 8-K filed on May 5, 2000, to include historical and pro-forma financial information related to the acquisition of SequoiaNET.com.

                    INDEPENDENT AUDITORS' REPORT ON SCHEDULE




Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

         We have audited the consolidated financial statements of Analysts International Corporation and its subsidiaries as of June 30, 2000 and 1999, and for each of the three years in the period ended June 30, 2000, and have issued our report thereon dated August 21, 2000; such consolidated financial statements and report are included in your 2000 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiaries, listed in Item 14 a.2. This consolidated financial statement schedule is the responsibility of Analysts International Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
August 21, 2000

                                   SCHEDULE II

                       ANALYSTS INTERNATIONAL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS


                                                             ADDITIONS
                                                     ---------------------------------
                                       Balance at     Charged to         Charged        Write-offs,       Balance
                                       beginning      costs and          to other         net of           at end
Description                            of period       expenses          accounts       recoveries       of period
-----------                            ---------       --------          --------       ----------       ---------
Allowance for doubtful accounts:

Year ended June 30, 2000                $850,000       $350,000         $180,000(1)      $280,000        $1,100,000

Year ended June 30, 1999                 750,000        989,000                           889,000           850,000

Year ended June 30, 1998                 550,000        502,000                           302,000           750,000


(1) Represents reserve established for Sequoia receivables on April 25, 2000, the date of the acquisition.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2000               ANALYSTS INTERNATIONAL
                                       CORPORATION

                                       By: /s/  F.W. Lang
                                           ------------------------------------
                                           F.W. Lang, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1924, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                            DATE
---------                        -----                                            ----
/s/ F.W. Lang                    Chairman & Chief Executive Officer               September 28, 2000
--------------------------       (Principal Executive Officer)
F. W. Lang

/s/  M.R. Charpentier            Vice President, Finance and Treasurer
--------------------------       (Principal Finance and Accounting Officer)
M. R. Charpentier

--------------------------       President and Chief Operating Officer
M.J. LaVelle*

--------------------------       Director
V.C. Benda*

--------------------------       Director
W.K. Drake*

--------------------------       Director
M.A. Loftus*

--------------------------       Director
E.M. Mahoney*

--------------------------       Director
R.L. Prince*

*F. W. Lang, by signing his name hereto, hereby signs this form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

                                       /s/  F.W. Lang
                                       ----------------------------------------
                                       F.W. Lang, Chairman

                                  EXHIBIT INDEX

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------
      3-b                  Restated Bylaws.

      10-i                 Trust Agreement.

      10-j                 Salary Protection.

      10-k                 Incentive Protection.

      11                   Calculations of Earnings Per Share.

      13                   2000 Annual Report to Shareholders.

      21                   Subsidiaries of Registrant.

      23                   Independent Auditors' Consent.

      24                   Powers of Attorney.

      27                   Financial Data Schedule.


For a list of exhibits incorporated by reference and not filed with this Form 10-K, see Item 14 a.3 at pages 16-18 of this Form 10-K.