Form 10-K/A
period 2000-06-30
ANALYSTS INTERNATIONAL CORP
filed 2000-10-25
CIK 6292

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                       AMENDMENT TO APPLICATION OR REPORT

            FILED PURSUANT TO SECTION 13, OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                       ANALYSTS INTERNATIONAL CORPORATION
                                 Amendment No. 1

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K as set forth in the pages attached hereto:

   The following information relating to the Analysts International Corporation Savings and Investment Plan and required by Form 11-K for the Plan year ended June 30, 2000 is included as part of the registrant's annual report on Form 10-K, as permitted by Rule 15d-21.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Analysts International Corporation

                                  By:  /s/ Marti R. Charpentier
                                       -------------------------------------
                                       Marti R. Charpentier
                                       Vice President Finance and Treasurer

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN

                                      INDEX

                                                                                             Page
                                                                                             ----

-------------------------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                                                    1

FINANCIAL STATEMENTS - Years ended June 30, 2000 and 1999:

      Statements of net assets available for plan benefits                                      2
      Statements of changes in net assets available for
            plan benefits                                                                       3
      Supplemental information on changes in net assets available for
            plan benefits by type of fund                                                       4
      Notes to financial statements                                                           5-7

SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO THE
      REQUIREMENTS OF FORM 5500:
            I.   Schedule H, PART IV, Line 4i - Schedule of Assets Held for Investment
                       Purposes, as of June 30, 2000                                            9
            II.  Schedule H, PART IV, Line 4j - Schedule of Reportable
                       Transactions for the Year Ended June 30, 2000                           10

INDEPENDENT AUDITORS' REPORT

Savings and Investment Plan Committee
Analysts International Corporation
Minneapolis, Minnesota

We have audited the accompanying statements of net assets available for plan benefits of Analysts International Corporation Savings and Investment Plan (the
Plan) as of June 30, 2000 and 1999 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the net assets available for plan benefits as of June 30, 2000 and 1999 and the changes in net assets available for plan benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information by fund for the years ended June 30, 2000 and 1999, the supplemental schedules of Assets Held for Investment Purposes as of June 30, 2000 and Reportable Transactions for the year ended June 30, 2000 are presented for purposes of additional analysis of the basic financial statements and for complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. This supplemental information is the responsibility of the Plan's management. The supplemental information and schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Deloitte and Touche LLP

Minneapolis, Minnesota
September 14, 2000

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                                          June 30
                                                                         ------------------------------------------
                                                                                   2000                  1999
                                                                         --------------------   -------------------
ASSET - Investments, stated at market value                                     $115,774,435          $105,099,341
                                                                         --------------------   -------------------

NET ASSETS AVAILABLE FOR PLAN BENEFITS                                          $115,774,435          $105,099,341
                                                                         ====================   ===================

                       See notes to financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

                       STATEMENTS OF CHANGES IN NET ASSETS
                          AVAILABLE FOR PLAN BENEFITS

                                                                                   Year Ended June 30
                                                                      ---------------------------------------------
                                                                               2000                   1999
                                                                      ---------------------  ----------------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
  beginning of year                                                           $105,099,341            $104,719,255

ADDITIONS:
  Investment income                                                              8,831,721               5,487,972
  Contributions by employer                                                      1,388,852               1,439,225
  Contributions by participants                                                 14,846,850              15,077,320
  Net appreciation (depreciation) in market value
    of investments                                                               1,647,451             (11,901,938)
                                                                      ---------------------  ----------------------
                                                                                26,714,874              10,102,579

DEDUCTIONS:

  Distributions to employer                                                        268,052                 163,497
  Distributions to participants                                                 15,771,728               9,558,996
                                                                      ---------------------  ----------------------

NET ADDITIONS                                                                   10,675,094                 380,086
                                                                      ---------------------  ----------------------
NET ASSETS AVAILABLE FOR PLAN BENEFITS,
  end of year                                                                 $115,774,435            $105,099,341
                                                                      =====================  ======================

                       See notes to financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

               SUPPLEMENTAL INFORMATION ON CHANGES IN NET ASSETS
                  AVAILABLE FOR PLAN BENEFITS BY TYPE OF FUND

                       YEARS ENDED JUNE 30, 2000 AND 1999

                                                                                                                         OTC
                                           Money     U.S. Govt.  High Yield   Growth &       Voyager       Global      Emerging
                                           Market      Trust       Trust        Income         Fund        Growth       Growth
                                           ------      -----       -----        ------         ----        ------       ------
NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1998                    $3,828,111  $3,298,529  $5,168,028   $19,887,665   $23,922,073  $4,658,078    $6,826,042

ADDITIONS:
 Investment Income                          221,020     229,355     501,566     1,816,110     1,738,104     147,411       207,840
 Contributions by employer
 Contributions by participants              612,230     560,536     716,863     3,121,309     3,487,951   1,097,431     1,968,225
 Loan payments                               58,850      42,022      42,248       146,931       218,161      47,654        78,642
 Net (depreciation) appreciation in
   market value of investments                         (130,312)   (872,619)    1,271,879     3,597,064     596,287       621,854
                                         -----------------------------------------------------------------------------------------
                                            892,100     701,601     388,058     6,356,229     9,041,280   1,888,783     2,876,561

DEDUCTIONS:
 Distributions to employer
 Distributions to participants              614,769     372,254     472,702     2,145,928     2,156,805     735,760     1,112,635
 Loan withdrawals                            27,177      84,905      54,350       181,511       207,698      40,282        64,428
                                         -----------------------------------------------------------------------------------------
                                            641,946     457,159     527,052     2,327,439     2,364,503     776,042     1,177,063

INTERFUND TRANSFERS                       1,085,219     336,788    (332,841)   (1,121,262)     (125,092)    (61,842)     (334,659)
                                         -----------------------------------------------------------------------------------------

NET ADDITIONS (DEDUCTIONS)                1,335,373     581,230    (471,835)    2,907,528     6,551,685   1,050,899     1,364,839
                                         -----------------------------------------------------------------------------------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1999                    $5,163,484  $3,879,759  $4,696,193   $22,795,193   $30,473,758  $5,708,977    $8,190,881

ADDITIONS:
 Investment Income                          378,091     244,930     454,950     2,026,012     3,407,382     759,172       788,062
 Contributions by employer
 Contributions by participants              735,514     433,489     553,419     2,736,563     3,776,737   1,441,810     2,289,793
 Loan payments                               26,509      28,547      30,445       123,526       184,069      58,097        93,791
 Net (depreciation) appreciation in
   market value of investments                          (79,866)   (436,387)   (4,533,582)    7,614,849   1,236,214     4,762,527
                                         -----------------------------------------------------------------------------------------
                                          1,140,114     627,100     602,427       352,519    14,983,037   3,495,293     7,934,173

DEDUCTIONS:
 Distributions to employer
 Distributions to participants            1,357,669     406,848     508,218     3,043,538     4,758,299   1,129,114     1,910,058
 Loan withdrawals                            62,435      34,106      21,706       162,216       169,239      68,039       144,912
                                         -----------------------------------------------------------------------------------------
                                          1,420,104     440,954     529,924     3,205,754     4,927,538   1,197,153     2,054,970

INTERFUND TRANSFERS                       1,858,345    (336,771)   (906,005)   (2,980,603)   (1,495,288)    355,009     1,752,663
                                         -----------------------------------------------------------------------------------------

NET ADDITIONS (DEDUCTIONS)                1,578,355    (150,625)   (833,502)   (5,833,838)    8,560,211   2,653,149     7,631,866
                                         -----------------------------------------------------------------------------------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 2000                    $6,741,839  $3,729,134  $3,862,691   $16,961,355   $39,033,969  $8,362,126   $15,822,747
                                         =========================================================================================






                                          International   Vanguard        Janus          Janus       Loan          AiC
                                             Growth          500         Mercury         G & I       Fund         Stock
                                             ------          ---         -------         -----       ----         -----
NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1998                      $1,017,526                                             $1,262,516    $34,850,687

ADDITIONS:
 Investment Income                             32,092                                                 87,117        507,357
 Contributions by employer                                                                                        1,439,225
 Contributions by participants                630,016                                                             2,882,759
 Loan payments                                 13,232                                               (893,137)       245,397
 Net (depreciation) appreciation in
   market value of investments                123,388                                                           (17,109,479)
                                           ---------------------------------------------------------------------------------
                                              798,728                                               (806,020)   (12,034,741)

DEDUCTIONS:
 Distributions to employer                                                                                          163,497
 Distributions to participants                286,188                                                163,453      1,498,502
 Loan withdrawals                               6,356                                               (788,370)       121,663
                                           ---------------------------------------------------------------------------------
                                              292,544                                               (624,917)     1,783,662

INTERFUND TRANSFERS                           (90,630)                                                              644,319
                                           ---------------------------------------------------------------------------------

NET ADDITIONS (DEDUCTIONS)                    415,554                                               (181,103)   (13,174,084)
                                           ---------------------------------------------------------------------------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 1999                      $1,433,080            -               -             -  $1,081,413    $21,676,603

ADDITIONS:
 Investment Income                             95,470          723                           637      71,468        604,824
 Contributions by employer                                                                                        1,388,852
 Contributions by participants                899,963       37,803          97,422        49,174                  1,795,163
 Loan payments                                 19,298        1,234           2,823         1,668    (673,096)       103,089
 Net (depreciation) appreciation in
   market value of investments                664,335       (1,379)        (68,284)      (12,967)                (7,498,009)
                                           ---------------------------------------------------------------------------------
                                            1,679,066       38,381          31,961        38,512    (601,628)    (3,606,081)

DEDUCTIONS:
 Distributions to employer                                                                                          268,052
 Distributions to participants                475,339           69          28,771        29,757     241,453      1,882,595
 Loan withdrawals                              17,367                                               (785,850)       105,830
                                           ---------------------------------------------------------------------------------
                                              492,706           69          28,771        29,757    (544,397)     2,256,477

INTERFUND TRANSFERS                           559,629      284,008       1,561,206       895,148                 (1,547,341)
                                           ---------------------------------------------------------------------------------

NET ADDITIONS (DEDUCTIONS)                  1,745,989      322,320       1,564,396       903,903     (57,231)    (7,409,899)
                                           ---------------------------------------------------------------------------------


NET ASSETS AVAILABLE FOR PLAN BENEFITS
  as of June 30, 2000                      $3,179,069     $322,320      $1,564,396      $903,903  $1,024,182    $14,266,704
                                           =================================================================================

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 2000 AND 1999

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Investments are stated at market value using quoted market values. Promissory notes from participants are stated at the outstanding principal balance.

The financial statements have been prepared on the accrual basis of accounting. All security transactions are recorded on their trade date.

Participants have control over the allocation of their account balances among each of the eleven non-AIC Common Stock Funds. However, because Analysts International Corporation (AIC) designates the investment option for the employer matching contributions in the AIC Common Stock Fund, participants do not have complete control of their assets invested in this fund.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.


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

Plan participants may choose to have their share of the Plan funds invested in one or more of eleven investment funds offered by the Putnam, Vanguard and Janus Companies and/or the AiC Common Stock Fund. The eleven funds include the Putnam Money Market Fund, the Putnam U.S. Government Income Trust, the Putnam High Yield Trust, the Putnam Fund for Growth and Income, the Putnam Voyager Fund, the Putnam Global Growth Fund, the Putnam OTC Emerging Growth Fund, the Putnam International Growth Fund, the Vanguard 500 Index Fund, the Janus Mercury Fund and the Janus Growth and Income Fund. Effective April 3, 2000 the Plan was amended adding the Vanguard 500 Index Fund, the Janus Mercury Fund and the Janus Growth and Income Fund. A participant's account (consisting of employee contributions and investment income) is fully vested.

Participant loans are made in compliance with federal regulations in effect at the time of the loan. Participant loans outstanding, included in investments, amounted to $1,024,182 at June 30, 2000 and $1,081,413 at June 30, 1999.

The Plan provides for employer matching contributions where the employer matches 18% of the employee's pre-tax saving contributions, provided the employee has been employed by the employer for one year or more and is not a highly compensated employee as defined by federal tax laws. The employer matching contributions are invested in the AIC Common Stock Fund.

A participant's interest in the employer matching contribution vests at the rate of 20% per year after three years of service with 100% vesting after seven years. Any nonvested portion of employer matching contributions to the accounts of participants who withdraw from the Plan are forfeited in compliance with federal regulations and used by the employer to reduce future matching contributions.

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

E.  INVESTMENTS:

                                                                                    Year Ended June 30
                                                                         ------------------------------------------
Investments at market value:                                                    2000                   1999
                                                                         --------------------   -------------------
  Putnam Money Market Fund                                                        $6,741,839            $5,163,484
  Putnam U.S. Government Income Trust                                              3,729,134             3,879,759
  Putnam High Yield Trust                                                          3,862,691             4,696,193
  Putnam Fund for Growth and Income                                               16,961,355            22,795,193
  Putnam Voyager Fund                                                             39,033,969            30,473,758
  Putnam Global Growth Fund                                                        8,362,126             5,708,977
  Putnam OTC Emerging Growth Fund                                                 15,822,747             8,190,881
  Putnam International Growth Fund                                                 3,179,069             1,433,080
  Vanguard 500 Index Fund                                                            322,320
  Janus Mercury Fund                                                               1,564,396
  Janus Growth & Income Fund                                                         903,903
  AIC Common Stock Fund                                                           14,266,704            21,676,603

                                                                         --------------------   -------------------
                                                                                 114,750,253           104,017,928
Promissory notes from participants                                                 1,024,182             1,081,413
                                                                         --------------------   -------------------
                                                                                $115,774,435          $105,099,341
                                                                         ====================   ===================

F.  BENEFITS PAYABLE:

As of June 30, 2000 and 1999, net assets available for plan benefits included benefits of $1,571,569 and $1,325,156 respectively, due to participants who have withdrawn from participation in the plan. These amounts will be reported on Schedule H, Line 1g, of the plan's annual report on Form 5500 when filed.

                  SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO

                          THE REQUIREMENTS OF FORM 5500

                       ANALYSTS INTERNATIONAL CORPORATION
                          SAVINGS AND INVESTMENT PLAN

                                   SCHEDULE H
                                     PART IV
                                     LINE 4i

        SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT JUNE 30, 2000

                                                           Number of                                   Fair
                                                             Shares               Cost                Value
                                                       -------------------  ------------------  -------------------
MUTUAL FUNDS:
  Putnam Money Market Fund *                                    6,741,839           6,741,839            6,741,839
  Putnam U.S. Government Income Trust *                           300,252           4,091,898            3,729,134
  Putnam High Yield Trust *                                       398,216           5,201,846            3,862,691
  Putnam Fund for Growth and Income *                             943,346          14,726,097           16,961,355
  Putnam Voyager Fund *                                         1,249,487          16,715,224           39,033,969
  Putnam Global Growth Fund *                                     504,046           5,831,332            8,362,126
  Putnam OTC Emerging Growth Fund *                               486,255           8,854,625           15,822,747
  Putnam International Growth Fund  *                             106,252           2,297,890            3,179,069
  Vanguard 500 Index Fund  *                                        2,403             323,699              322,320
  Janus Mercury Fund  *                                            37,001           1,632,680            1,564,396
  Janus Growth & Income Fund  *                                    21,578             916,870              903,903
AIC COMMON STOCK FUND *                                         1,531,995          15,202,151           14,266,704

PROMISSORY NOTES FROM PARTICIPANTS                                                  1,024,182            1,024,182
  Interest rates ranging from 7.75% to 8.75%                                        ---------            ---------
  with maturity dates through July, 2003
                                                                                  $83,560,333         $115,774,435
                                                                                 ============        =============

* Known to be a party-in-interest.

                       ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN
                                   SCHEDULE H
                                     PART IV
                                     LINE 4j

                       SCHEDULE OF REPORTABLE TRANSACTIONS
                        FOR THE YEAR ENDED JUNE 30, 2000

                                                                                                 Current Value
    Identity of              Description of      Purchase        Selling         Cost of         of Assets on         Net Gain
    Party Involved            Transaction          Price          Price           Asset        Transaction Date        (Loss)
    --------------            -----------          -----          -----           -----        ----------------        ------
    Putnam Fiduciary      Purchases Of             $3,891,928                      $3,891,928           $3,891,928
      Trust Company*        AiC Stock

    Putnam Fiduciary      Sales of AiC                            $3,803,817        4,446,664           $3,803,817      ($642,847)
      Trust Company*        Stock

    *Known to be a party-in-interest.

SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

Date:  10/25/00

                           ANALYSTS INTERNATIONAL CORPORATION
                           SAVINGS AND INVESTMENT PLAN

                           By   /s/ Marti R. Charpentier
                                --------------------------------------
                                Marti R. Charpentier
                                Vice President Finance and Treasurer

                                  EXHIBIT INDEX

No.                        Exhibit
---                        -------
24.                        Independent Auditors' Consent