Form 10-Q
period 2000-09-30
ANALYSTS INTERNATIONAL CORP
filed 2000-11-14
CIK 6292

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       or

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



As of October 31, 2000, 22,606,826 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                      INDEX






                                                                                         Page
                                                                                       Number
                                                                                       ------
PART I.     FINANCIAL INFORMATION:

      Item 1.    Condensed Consolidated Balance Sheets
                    September 30, 2000 (Unaudited) and June 30, 2000                        1

                 Condensed Consolidated Statements of Income
                    Three months ended September 30, 2000 and 1999 (Unaudited)              2

                 Condensed Consolidated Statements of Cash Flows
                    Three months ended September 30, 2000 and 1999 (Unaudited)              3

                 Notes to Condensed Consolidated Financial
                   Statements (Unaudited)                                                 4-5

      Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                    6-7


                       ANALYSTS INTERNATIONAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   September 30,         June 30,
(DOLLARS IN THOUSANDS)                                                2000                 2000
                                                                   -------------        ----------
                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                            $    681        $  2,030
   Accounts receivable, less allowance for
        doubtful accounts                                                112,787          98,413
   Prepaid expenses and other current assets                               5,251           4,926
                                                                        --------        --------
      Total current assets                                               118,719         105,369

Property and equipment, net                                               29,531          29,558
Intangible assets, net of accumulated amortization                        43,279          43,997
Other assets                                                              13,249          13,220
                                                                        --------        --------
                                                                        $204,778        $192,144
                                                                        ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $34,761        $ 30,817
    Dividend payable                                                       2,261           2,261
    Salaries and vacations                                                13,321          10,646
    Self-insured health care reserves and other accounts                   6,067           5,883
                                                                        --------        --------
      Total current liabilities                                           56,410          49,607

Long-term debt                                                            39,787          33,913
Other long-term liabilities                                                8,005           7,826
Minority interest in Sequoia NET.com                                       1,981           1,745
Shareholders' equity                                                      98,595          99,053
                                                                        --------        --------
                                                                        $204,778        $192,144
                                                                        ========        ========


Note:   The balance sheet at June 30, 2000 has been taken from the audited financial statements at that date, and condensed.


           See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                               Three Months Ended
                                                                          September 30
                                                                 ------------------------
                                                                      2000           1999
                                                                 ---------      ---------
Professional services revenues:
   Provided directly                                             $ 116,412      $ 112,985
   Provided through sub-suppliers                                   32,159         36,060
                                                                 ---------      ---------
      Total revenues                                               148,571        149,045

Expenses:
   Salaries, contracted services and direct charges                119,228        118,688
   Selling, administrative and other operating costs                24,867         24,392
   Amortization of goodwill and other intangible assets                718            169
                                                                 ---------      ---------
Operating income                                                     3,758          5,796
Non-operating income                                                     9            744
Interest expense                                                       703            350
                                                                 ---------      ---------

Income before income taxes and minority interest                     3,064          6,190
Income taxes                                                         1,123          2,414
Minority interest                                                      236             --
                                                                 ---------      ---------

Net income                                                       $   1,705      $   3,776
                                                                 =========      =========

Per common share:
   Net income (basic)                                            $     .08      $     .17
                                                                 =========      =========
   Net income (diluted)                                          $     .08      $     .17
                                                                 =========      =========

Average common shares outstanding                                   22,607         22,555
                                                                 =========      =========
Average common and common equivelent shares outstanding             22,607         22,645
                                                                 =========      =========




           See notes to condensed consolidated financial statements.

                                      ANALYSTS INTERNATIONAL CORPORATION

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                                           Three Months Ended
(IN THOUSANDS)                                                                                 September 30
                                                                                    -----------------------------
                                                                                        2000                 1999
                                                                                    --------             --------
Net cash (used in) provided by operating activities                                 $ (3,596)            $  3,040

Cash flows from investing activities:
   Property and equipment additions                                                   (1,367)              (1,276)
   Proceeds from property and equipment sales                                              1                1,561
                                                                                    --------             --------
Net cash (used in) provided by investing activities                                   (1,366)                 285

Cash flows from financing activities:
   Cash dividends                                                                     (2,261)              (2,255)
   Proceeds from borrowings                                                           58,089                   --
   Repayment of borrowings                                                           (52,215)                  --
   Proceeds from exercise of stock options                                                --                   40
                                                                                    --------             --------
Net cash provided by (used in) financing activities                                    3,613               (2,215)

                                                                                    --------             --------
Net (decrease) increase in cash and equivalents                                       (1,349)               1,110

Cash and equivalents at beginning of period                                            2,030               33,870
                                                                                    --------             --------

Cash and equivalents at end of period                                               $    681             $ 34,980
                                                                                    ========             ========

Supplemental cash flow information:
  Cash paid during the year for:
      Income taxes                                                                       584                  586
      Interest                                                                            60                  708


            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of income and cash flows for the three month periods ended September 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at September 30, 2000 and the results of operations and the cash flows for the periods ended September 30, 2000 and 1999 have been made. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

        Comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments) for the three months ended September 30, 2000 and 1999 was $1,803,000 and $3,776,000 respectively.

        The allocation of the purchase price associated with the Sequoia NET.com acquisition is expected to be completed in the second quarter upon receipt of final valuation and audit reports, and is not expected to significantly impact the financial statements as presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2000 annual report to shareholders.

2.      LONG-TERM DEBT

        In January 2000 the Company secured a $25 million bank line of credit. Under the terms of the line of credit, which expires in January 2003, the Company may choose to take advances or pay down the outstanding balance daily, or request a fixed term advance for one, two, three or six months. The daily advances on the line bear interest at the bank's prime rate (9.5% at September 30, 2000), while the fixed term advances bear interest at the applicable EuroDollar rate plus .875%. A commitment fee of .25% is charged on the unused portion of the line.

        In December 1998 the Company entered into a Notes Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. Minimum future maturities on these Notes is as follows: 2001, $0; 2002, $5,250,000; 2003, $4,000,000; 2004, $3,000,000; 2005, $3,000,000;
        thereafter, $4,750,000.

        Both debt agreements contain, among other things, provisions regarding maintenance of working capital and net worth and restrictions on payments of dividends on common stock. The Company's working capital and net worth are in excess of the minimum net requirements and current dividend payments will not exceed the $15,500,000 maximum allowed under the agreement.

        At September 30, 2000 the Company had outstanding three $4,000,000 EuroDollar advances maturing October 23, 2000, November 21, 2000 and December 11, 2000 and accruing interest at 7.399%. 7.739% and 7.410%, respectively, and one prime rate advance of $7,787,000.

3.      SHAREHOLDERS' EQUITY

                                                       Three Months Ended
                                                        September 30, 2000
                                                        ------------------
                                                           (In thousands)

        Balance at beginning of period                       $ 99,053
        Cash dividends declared                                (2,261)
        Unrealized gain on investments                             98
        Net income                                              1,705
                                                             --------
        Balance at end of period                             $ 98,595
                                                             ========

4.      NET INCOME PER COMMON SHARE

        Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The difference between average common shares and average common and common equivalent shares for the period ended September 30, 1999 is the result of outstanding stock options. During the period ended September 30, 2000 there was no dilutive impact of stock options outstanding.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 Three Months Ended September 30, 2000 and 1999



CHANGES IN FINANCIAL CONDITION

Working capital at September 30, 2000 was $62.3 million, up 11.6% from the $55.8 million at June 30, 2000. This includes cash and cash equivalents of $681 thousand compared to $2.0 million at June 30, 2000 and accounts receivable of $112.8 million compared to $98.4 million at June 30, 2000. The ratio of current assets to current liabilities remained the same and ratio of total assets to total liabilities has decreased since June 30, 2000.

During the third quarter of fiscal 2000, the Company secured a $25 million bank line of credit. At September 30, 2000 there was $5.2 million available to be drawn on this line of credit.

The Company's primary need for working capital is to support accounts receivable and to fund the time lag between payroll disbursement and receipt of fees billed to clients. The Company continues to be able to support the growth in its business with internally generated funds and the use of the line of credit. The Company's sub-supplier contracts are not expected to burden working capital.

On August 22, 2000 the Board of Directors declared the regular quarterly dividend of $.10 per share payable November 15, 2000 to shareholders of record on October 31, 2000. The Board of Directors considers whether to declare dividends each quarter based on the Company's performance, cash position, and anticipated earnings, cash flows, and cash requirements.

The Company believes funds generated from its business, current cash balances and existing credit lines are adequate to meet demands placed upon its resources by its operations, capital investments and the payment of quarterly dividends.

RESULTS OF OPERATIONS

Revenues provided directly for the three months ended September 30, 2000 were $116.4 million, an increase of 3.0% from the same period a year ago. This increase is a result of $17.4 million of revenue provided by Sequoia and a 1.1% increase in average hourly rates, offset by a 13.3% reduction in core billable hours resulting from the industry-wide slowdown. While the Company has been able to increase rates over the prior year, there can be no assurance the Company will be able to continue this as competitive conditions in the industry make it difficult for the Company to continually increase the hourly rates it charges for services. Revenues provided through sub-suppliers for the three month period were $32.2 million, a decrease of 10.8% over the same period a year ago. These revenues have also been affected by the industry-wide slowdown.

Personnel totalled 4,900 at September 30, 2000, including 590 Sequoia employees, compared to 4,650 at September 30, 1999, reflecting a 7.3% decrease in non-Sequoia employees. Substantially all of the decrease in non-Sequoia employees consists of billable technical staff.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 80.2% of revenues for the three months ended September 30, 2000 compared to 79.6% for the same period a year ago. By comparison, these costs were 81.2% of revenues for the fourth quarter of fiscal 2000. The year-over-year increase in this expense category as a percentage of revenues is mostly a consequence of increased direct labor costs offset slightly by increased utilization of billable consultants. The quarter to quarter decrease in this ratio is primarily a result of increased billing rates and increased utilization. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because the highly skilled technical personnel the Company seeks to hire and retain are in great demand. It is also difficult to pass on labor costs increases to customers due to intense competition in the industry, and as a result of the industry-wide slowdown. Although the Company continuously attempts to control the factors which affect this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.7% of revenues for the three months ended September 30, 2000 compared to 16.4% for the same period a year ago. By comparison, these costs were 16.3% of revenues for the fourth quarter of fiscal 2000. While the Company is committed to careful management of these costs, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

Amortization of goodwill and other intangible assets has increased from $169,000 for the three months ended September 30, 1999 to $718,000 for the three months ended September 30, 2000, primarily as a result of increased intangible balances following the April 25, 2000 acquisition of Sequoia NET.com.

Non-operating income, consisting primarily of interest income, has declined from $744,000 for the three months ended September 30, 1999 to $9,000 for the three months ended September 30, 2000. Interest expense has increased from $350,000 to $703,000 during the same periods. These changes are primarily the result of a decrease in cash and cash equivalents and an increase in outstanding debt as a result of the April 25, 2000 acquisition of Sequoia NET.com

Net income for the three months ended September 30, 2000 decreased 54.8% over the same period a year ago. As a percentage of revenue, net income has decreased to 1.1% for the three months ended September 30, 2000 from 2.5% for the three months ended September 30, 1999. This decrease is primarily a result of the increases, as a percent of revenue, in the expenses discussed above. The Company's net income as a percentage of revenues provided directly for the three months ended September 30, 2000 and 1999 was 1.5% and 3.3%, respectively.

During the three months ended September 30, 2000, the Company has been assessing new ways to improve its effectiveness in gaining market share, serving its customers and leveraging its technical strengths nationally. The Company believes that fundamental changes in its company structure are required to achieve its growth and profitability targets. The Company expects to undertake several change initiatives during the second fiscal quarter. These changes will focus on the realignment of the Company's organization to be more customer focused and to reduce costs. The Company expects there to be charges in the second quarter related to this reorganization and such charges may be significant.

PART II.  OTHER INFORMATION


        Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)          Exhibit 27 - Financial Data Schedule.

         (b) On July 5, 2000 the Company filed a form 8-K/A amending the form 8-K filed on May 5, 2000, to include historical and pro-forma financial information related to the acquisition of Sequioa NET.com.

      CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

Statements included in this document may be "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securites and Exchange Commission. Words such as "believes," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are based upon expectations and assumptions, and they involve risks and uncertainties which could cause results or outcomes to differ materially from expectations. Among the risks and uncertainties important to the Company's business are (i) the continued need of current and prosepective customers for the Company's services, (ii) the renewal of contracts with customers, especially major customers, (iii) the cancellation of contracts by customers, especially major customers, (iv) competition, (v) the availability of qualified professional staff, (vi) the Company's ability to increase hourly billing rates as labor and operating costs increase, and (vii) the Company's ability to continue to operate its business and support growth with internally generated funds. There may be other factors, such as general economic conditions which affect businesses generally, which may cause results to vary from expectations.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                      ANALYSTS INTERNATIONAL CORPORATION
                                                (Registrant)




Date  November 00, 2000               By /s/ Marti R. Charpentier
      -----------------                 -------------------------------------
                                        Marti R. Charpentier
                                        Vice President and Treasurer

Date  November 00, 2000               By /s/ David J. Steichen
      -----------------                 -------------------------------------
                                        David J. Steichen
                                        Controller and Assistant
                                        Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number                                       Exhibit
-------------                                        -------
27                                          Financial Data Schedule