Form 10KT405
period 2000-12-31
ANALYSTS INTERNATIONAL CORP
filed 2001-04-02
CIK 6292

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KT

       Transition Report Pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934 for the transition
                  period from July 1, 2000 to December 31, 2000

                          Commission file number 0-4090

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
 Yes   X     No
     -----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements in
Part III of this Form 10-KT or any amendment to this Form 10-KT. [X]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 22, 2001 was $98,515,000 based upon the closing price as reported by Nasdaq.

As of March 22, 2001 there were 24,195,077 shares of the registrant's common stock outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                   FORM 10-KT

                                TABLE OF CONTENTS
                                                                            PAGE
PART I                                                                      ----
     Item 1.  Business                                                       3-5
     Item 2.  Properties                                                       6
     Item 3.  Legal Proceedings                                                6
     Item 4.  Submission of Matters to a Vote of Security Holders              6

PART II
     Item 5.  Market For the Company's Common Stock and Related
                Shareholder Matters                                            7
     Item 6.  Selected Financial Data                                          8
     Item 7.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9-13
     Item 7A. Quantitative and Qualitative Disclosures About
                Market Risk                                                   13
     Item 8.  Consolidated Financial Statements                            14-28
     Item 9.  Changes in and Disagreements with Independent Auditors
                on Accounting and Financial Disclosure                        29

PART III
     Item 10.  Directors and Executive Officers                               30
     Item 11.  Executive Compensation                                      31-34
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                                     34-35
     Item 13.  Certain Relationships and Related Transactions                 36

PART IV
     Item 14.  Exhibits, Consolidated Financial Statement Schedules and
                Reports on Form 8-K                                        37-46
     Signatures                                                               42

                                     PART I

ITEM 1.  BUSINESS

         Analysts International Corporation and its subsidiaries ("Analysts International", "Analysts" or the "Company") is a diversified eBusiness and Information Technology consulting and services firm. The Company's mission is to provide clients with IT vision and value in addressing their IT needs. Analysts International serves over 1,000 client companies through a network of sales offices. The Company also has a minor presence in Canada and the United Kingdom.

         Approximately 90 percent of Analysts' revenues are from services provided to its existing customer base, which primarily consists of Fortune 500(R) companies. This high percentage of repeat business demonstrates the Company's emphasis on customer satisfaction and development of long-term relationships with customers who have an ongoing need for the services Analysts International provides. Analysts offers its clients a full range of information technology consulting and software services offerings sometimes referred to in the industry as "solutions." These services and solutions include custom software application development under Company project management, traditional supplemental IT and software engineering staffing under client project management, and single source staffing of programmers and other software professionals through the Company's Managed Services Group. Services are provided to assist clients with their service needs in all areas, including eBusiness consulting, mobile and wireless computing, network infrastructure, applications development and legacy system maintenance. The Company's engagements have involved nearly every type and manufacture of computer and all of the major operating systems.

         In April 2000, the Company acquired 80.1% of the outstanding common stock of Sequoia NET.com, Inc. The remaining 19.9% was acquired by the Company effective December 30, 2000. The Company believes that Sequoia has strengthened the Company's eBusiness capabilities, particularly in network infrastructure and web-based applications, and has given the Company E market share dominance in the Detroit---Greater Michigan market. The acquisition also brought the Company key relationships with Microsoft, Cisco, Dell, HP and other key vendors in the network infrastructure arena. The Company has combined Sequoia NET.com's offerings with select offerings of the Company in a line-of-business it calls Sequoia Services Group. These practices include Internet Development, Applications Integration, Business Intelligence, Enterprise Networking, Strategic Sourcing, Product Procurement, Sequoia Connect, Field Engineering, Hosting and Call Center. Sequoia's service offerings are being offered in other geographical markets through Analysts International's 15 district sales offices and 21 customer service offices.

         One of Analysts International's largest customers is Qwest Communications. The Qwest unit served by the Company is headquartered in Denver and provides telecommunication services, as well as domestic and international cable and telephone, wireless communications, directory and information services. The Company is Qwest's single source for supplemental staffing for IT/software engineering needs.

         To meet these needs, and to facilitate its management of approximately 550 computer programmers and other technical personnel it has on assignment at Qwest, the Managed Services Group of the Company fills requirements, manages assigned personnel and provides time record keeping/billing services through proprietary software developed specifically for this service offering. The Company's current contract expires January 31, 2002, and is subject to prior cancellation at Qwest's convenience on 45 days' notice. Revenues from services provided to Qwest were approximately 13%, 22%, 23% and 22% of total revenues during the six month period ended December 31, 2000, and the last three fiscal years, respectively. For fiscal 2001, revenues from services provided to Qwest are expected to be at or above the level provided during the six month period ended December 31, 2000. Loss of this business would have a material adverse effect on the Company.

         The Company has expanded the Managed Services Group offering to other clients, including Chevron Information Technology Company (Chevron Corporation's technology subsidiaries), Salt River Project (the nation's third largest public power utility), PacifiCare, and Motorola, including Motorola's Semi-Conductor Products subsidiary. These Managed Services Group customers use the Company as their sole source for supplemental IT/software engineering staffing.

         Analysts International provided services through practically all of its districts during the transition period to various divisions of International Business Machines Corporation (IBM), its second largest customer. The Company is a national service provider under IBM's National Procurement initiative. During the six-month transition period ended December 31, 2000, the Company successfully underwent a re-bidding process with IBM, and was awarded a three-year contract as one of only five national service providers. The Company's new contract with IBM expires October 31, 2003, subject to IBM's right to cancel for convenience on 30 days' written notice. IBM's National Procurement initiative requires the Company and other participating vendors to accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM. There can be no assurance, however, that volume will offset lower rates. IBM business under the national contract accounted for approximately 14%, 17%, 16% and 16% of revenues in the six month transition period and in each of the last three fiscal years, respectively. For fiscal 2001, revenues from services provided to IBM are expected to be at or above the level provided during the transition period. Loss of this business would have a material adverse effect on the Company.

         Analysts International provides its services to a wide range of industries. Its revenues for the transition period ended December 31, 2000 and the year ended June 30, 2000 were derived from services rendered to customers in the following industry groups (without considering revenues from Sequoia):

                                                   Six Months Ended            Approximate Percent
                                                   December 31, 2000             FY 2000 Revenues
                                              ---------------------------- -----------------------------
Electronics                                              23.6%                         20.6%
Telecommunications                                       22.1%                         27.5%
Services                                                  9.5%                          9.2%
Manufacturing                                             7.5%                          7.6%
Oil and Chemical                                          6.9%                          6.8%
Financial                                                 5.2%                          5.4%
Health Care                                               4.7%                          2.0%
Government                                                3.9%                          4.0%
Merchandising                                             3.5%                          3.2%
Insurance                                                 3.4%                          3.3%
Power and Utility                                         3.0%                          3.4%
Food                                                      1.5%                          1.5%
Transportation                                             .6%                           .7%
Other                                                     4.6%                          4.8%

         Analysts International and its subsidiaries provided services to more than 1,000 clients during the transition period. Consistent with its practices in prior years, the Company rendered these services almost exclusively on a time and materials hourly rate basis under which invoices for services rendered were submitted no less frequently than monthly with payment generally due net 30 days.

ORGANIZATION AND MARKETING
         Analysts International provides its software services through its district sales and customer service offices, assigned on a geographical basis to one of four regions. Each district sales office is staffed with technical personnel and is managed by a district sales manager (DSM), who has primary responsibility for the profitability of the district. The district sales manager has broad authority to conduct the operation of the office, subject to adherence to corporate policies. In general, customer service offices are established to support specific projects for one or more specific customers at locations not served by a district sales office and are managed by a district sales office within the same geographical region. A customer service office may become a district sales office when the volume of business and the prospects for additional business justify the additional expenses associated with district office status.

         During the six months ended December 31, 2000, the Company maintained offices in the following locations: Atlanta, Austin, Boca Raton, Chicago, Cincinnati/Dayton, Cleveland, Columbus (Ohio), Dallas, Danbury, Denver, Des Moines, Detroit, Houston, Indianapolis, Kansas City, Iselin (New Jersey), Lexington (Kentucky), Los Angeles, Minneapolis, New York City, Omaha, Phoenix, Portland, Raleigh/Durham, Rochester (Minnesota), Rochester (New York), St. Louis, San Francisco, Seattle, Silicon Valley, Tampa, Toronto, Canada and Tulsa.

         Analysts International utilizes its own direct sales force to sell its services. At December 31, 2000, the Company's sales staff totaled 140 in number. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the Company's business. At December 31, 2000, the Company's recruiting staff totaled 110 in number.

COMPETITION
          Analysts International competes with the software consulting divisions of several large companies (including Accenture, IBM, Olsten, Volt and Manpower) on a national basis. These organizations and their software consulting divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

         The Company also competes with other national software services companies such as Computer Task Group, Ciber, marchFIRST, Keane Inc. and Computer Horizons.

         The Company's district and customer services offices compete in local market areas with numerous regional and locally based software services firms. Most of these competitors are approximately the same size as or smaller than the Company's local office, although in certain market areas they are larger than the Company's local office.

         Analysts believes its total staff and sales volume are larger than most of the national, regional and local software services companies, but in some market areas certain of these competitors may be larger. Although there are no comprehensive industry statistics available, the Company believes it is among the ten largest national software services companies in the United States.

         Principal competitive factors in the software services business include technical expertise, responsiveness to customers' needs, reputation and credibility, and hourly rates. Analysts International believes it is competitive in these respects.

PERSONNEL
         Analysts International has approximately 4,750 personnel. Of these, approximately 3,950 are systems analysts, computer programmers and other business/technology personnel whose services are billable to clients. Several years of programming experience is generally a prerequisite to employment with the Company.

         Maintaining the present volume of the Company's business and growing that business depends to a significant extent on the Company's ability to attract and retain qualified technical personnel. Such personnel are in great demand. Although the Company has been able to attract and retain qualified technical personnel and believes its personnel relations are satisfactory, there can be no assurance that Analysts International will be able to continue to attract and retain such personnel. Its inability to do so would have a material adverse effect on the Company's business.

OTHER MATTERS
         Analysts International was incorporated under Minnesota law on March 29, 1966. Its principal office is identified in response to Item 2 below. Raw materials, seasonability, compliance with environmental protection laws, and patents, trademarks, licenses, franchises or other concessions are not material to an understanding of the Company's business. No portion of the Company's business is subject to re-negotiation of profits at the election of the government. Backlog is not material because nearly all of the Company's contracts for services, including contracts with the government (which are not material), are terminable by either the customer or the Company on notice of 30 days or less.

CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         Statements included in this document may be "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and of Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written forward-looking statements may be made by the Company from time to time, and such statements may be included in documents that are filed with the Securities and Exchange Commission. Words such as "believes," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on expectations and assumptions, and they involve risks and uncertainties, which could cause results or outcomes to differ materially from expectations. Among the risks and uncertainties important to the Company's business are the continued need of current and prospective customers for the Company's services, competition, the availability of qualified professional staff, and the Company's ability to increase rates as labor and operating cost increase. There may be other factors, such as general economic conditions that affect businesses generally, which may cause results to vary from expectations.

ITEM 2.  PROPERTIES.

         Analysts International's principal executive offices and the Minneapolis district office are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building which it owns. All other locations are held under leases with varying expiration dates ranging from 30 days to 12 years. See Note J of Notes to Consolidated Financial Statements included in this Transitional Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS.

         There are no pending legal proceedings to which the Company is a party to or to which any of its property is subject, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of shareholders held November 1, 2000, the following action was taken:

         (a)    Election of directors

                The following nominees, all of whom were listed in the company's proxy statement prepared in accordance with Regulation 14(a), were elected:

                Nominee                      Votes For          Authority withheld
                -------                      ---------          ------------------

                V.C. Benda                  18,982,854                772,987
                W.K. Drake                  19,105,177                650,663
                F.W. Lang                   19,082,336                673,504
                M.J. LaVelle                19,136,523                579,318
                M.A. Loftus                 19,158,909                596,931
                E.M. Mahoney                19,122,099                633,509
                R.L. Prince                 19,143,805                612,035

         (b)    Ratification of auditors

         The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

                In favor                              19,485,649
                Against                                  143,639
                Abstain                                  126,552

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.


                                                                Market Range                                     Trailing
                                                                                                  Dividend       12-Month
TRANSITION PERIOD ENDED DECEMBER 31, 2000               High         Low              Close       Declared      P/E Ratio
--------------------------------------------------------------------------------------------------------------------------
Second Quarter                                         $6.94       $3.19              $3.81           $.06             12*
First Quarter                                           9.88        6.88               7.22            .10             20

FISCAL YEAR ENDED JUNE 30, 2000
--------------------------------------------------------------------------------------------------------------------------
Fourth Quarter                                        $12.94       $7.75             $11.13           $.10             26
Third Quarter                                          15.50        9.38              12.88            .10             21
Second Quarter                                         12.94        8.63              12.50            .10             16
First Quarter                                          15.94        9.88              14.13            .10             16

FISCAL YEAR ENDED JUNE 30, 1999
--------------------------------------------------------------------------------------------------------------------------
Fourth Quarter                                        $17.19      $ 9.38             $14.38           $.10             14
Third Quarter                                          19.75       10.63              11.50            .10             11
Second Quarter                                         29.00       13.25              19.25            .10             19
First Quarter                                          31.50       20.00              30.00            .10             29

* Excludes $16.1 million of restructuring and related costs

         The Company's common shares are traded on The Nasdaq Stock Market(R) under the symbol ANLY. As of March 22, 2001, there were approximately 1,300 shareholders of record and approximately 7,500 shareholders for whom securities firms act as nominees. The above table sets forth for the periods indicated the market prices for the Company's Common Stock as reported by Nasdaq, dividends declared and the trailing 12-months closing price/earnings ratio for each quarterly period.

         The Board of Directors has adopted a policy of declaring regular quarterly dividends subject to favorable earnings and cash flow. During the quarter ended December 31, 2000, the Company declared a dividend of $.06 per share. A dividend of $.10 per share had been declared in each of the previous nine quarters. There can be no assurance that the Company will be able to continue to pay dividends at historical levels, or at all.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 30, 2000, the Company acquired the 19.9% of Sequoia NET.com it previously did not own in a business combination accounted for as a purchase. The Company issued 1,588,000 shares of its common stock, having an aggregate value of $6.1 million, to the former shareholders of Sequoia NET.com. These shares were not registered under the Securities Act of 1933. The unregistered shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance of common stock.

ITEM 6.  SELECTED FINANCIAL DATA.


                                               Six Months Ended
(DOLLARS IN THOUSANDS EXCEPT                     December 31,                               Year Ended June 30,
PER SHARE AMOUNTS)                             2000         1999        2000          1999          1998         1997*        1996*
------------------------------------------------------------------------------------------------------------------------------------
Professional services revenues:
  Provided directly                        $226,706      $216,633    $420,140       $480,790      $454,339     $344,790     $267,317
  Provided through sub-
    suppliers                                61,634        71,281     138,591        139,366       133,072       94,756       62,227
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                           288,340       287,914     558,731        620,156       587,411      439,546      329,544
Salaries, contracted services
  and direct charges                        235,238       231,322     452,334        486,816       457,318      340,483      252,518
Amortization of goodwill and
  other intangible asserts                    1,370           331       1,025            415           277          277           --
Restructuring charges                         7,000            --          --             --            --           --           --
Non-operating income                             68         1,129       1,452          1,408         1,299        1,045        1,027
Interest expense                              1,494           702       1,584            178            --           --           --
(Loss) income before income taxes
  and minority interest                      (9,933)       10,018      15,557         37,268        37,687       27,210       20,739
Income taxes (benefit) and
  minority interest                          (3,631)        3,908       5,769         14,535        15,077       10,829        8,321
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                            (6,302)        6,110       9,788         22,733        22,610       16,381       12,418

Total assets                                201,729       171,565     192,144        186,216       132,661      105,370       81,445
Long-term liabilities                        45,615        27,848      41,739         27,534         7,171        6,444        5,996
Shareholders' equity                         95,083        99,750      99,053         98,014        82,994       66,104       53,718
Per share data:
  Net (loss) income (basic)                    (.28)          .27         .43           1.01          1.01          .74          .57
  Net (loss) income (diluted)                  (.28)          .27         .43           1.00           .99          .73          .56
  Cash dividends                                .20           .20         .40            .40           .31          .24          .20
  Shareholders' equity                         3.93          4.42        4.38           4.35          3.70         2.97         2.44
Average common shares outstanding        22,624,000    22,563,000  22,583,000     22,524,000    22,376,000   22,095,000   21,852,000
Average common and common equivalent
  shares outstanding                     22,628,000    22,625,000  22,624,000     22,732,000    22,829,000   22,544,000   22,221,000
Number of personnel                           4,750         4,350       4,800          4,900         5,300        4,650        3,770


*Per share data and average shares outstanding were restated for the effect of the 3-for-2 common stock split in the form of a 50% stock dividend paid December 3, 1997.

Analysts International Corporation changed its fiscal year end to December 31 from June 30, effective December 31, 2000. Accordingly, Analysts International has presented financial information for the six months ended December 31, 2000 (the transition period) as well as financial information for the six months ended December 31, 1999 for comparative purposes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As a means of better explaining the Company's operations and results, the following table illustrates the relationship between revenues and expense categories for the six months ended December 31, 2000 and 1999, and the years ended June 30, 2000, 1999, and 1998.

                                                                                     Percent of Revenues

                                                                Six Months Ended
                                                                  December 31,                  Year Ended June 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                   2000       1999           2000        1999           1998
                                                                   ----       ----           ----        ----           ----
Professional services revenues:
Provided directly                                                  78.6%       75.2%         75.2%       77.5%          77.3%
Provided through sub-suppliers                                     21.4        24.8          24.8        22.5           22.7
                                                                   ----        ----          ----       -----          -----
Total revenues                                                    100.0       100.0         100.0       100.0          100.0
Salaries, contracted services and direct charges                   81.6        80.3          81.0        78.5           77.9
Selling, administrative and other operating costs                  18.5        16.2          16.0        15.6           15.9
Amortization of goodwill and other intangible assets                 .5          .1           0.2         0.1             --
Restructuring charges                                               2.4          --            --          --             --
Non-operating income and interest expense, net                       .5         (.1)           --        (0.2)          (0.2)

------------------------------------------------------------------------------------------------------------------------------

(Loss) income before income taxes and minority interest            (3.5)        3.5           2.8         6.0            6.4
Income taxes (benefit) and minority interest                       (1.3)        1.4           1.0         2.3            2.6

------------------------------------------------------------------------------------------------------------------------------
Net (loss) income                                                  (2.2)%       2.1%          1.8%        3.7%           3.8%

==============================================================================================================================



RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Analysts International changed its fiscal year end to December 31 from June 30, effective December 31, 2000. References to fiscal 2000, 1999 and 1998 relate to the years ended June 30, 2000, 1999 and 1998.

The Company operates in one business segment.

RESULTS OF OPERATIONS, SIX MONTHS ENDED DECEMBER 31, 2000 VS. SIX MONTHS ENDED DECEMBER 31, 1999

         Revenues provided directly for the six months ended December 31, 2000 were $227 million, an increase of 4.6% from levels for the same period of 1999. Excluding approximately $32.0 million of revenue generated by Sequoia during the current period, revenues provided directly declined by 10.1% period to period. Nearly all of this decrease is the result of a 10.2% decrease in billable hours, which is the result of an industry-wide slowdown. The decrease in billable hours was partially offset by an increase in hourly rates charged in the Company's core business. While the Company expects the industry slowdown to reverse in 2001, there can be no assurance when, or if, revenue will return to previous levels. While the Company has been able to increase rates somewhat over the prior year, there can be no assurance the Company will be able to continue this as competitive conditions in the industry make it difficult for the Company to continually increase the hourly rates it charges for services. Revenues provided through sub-supplier billings, primarily with Qwest and IBM, decreased 13.5% in the six months ended December 31, 2000 as compared to the six months ended December 31, 1999. This decrease in sub-supplier revenues resulted from decreases in billable hours of service rendered to these clients and is also a result of the industry-wide slowdown discussed above.

         Personnel totalled 4,750 at December 31, 2000, including 580 employees who are associated with the Sequoia acquisition, compared to 4,700 at December 31, 1999. Excluding the Sequoia employees, personnel levels had fallen 530 or 11.3% to 4,170 at December 31. Much of the decrease from 1999 to 2000 consisted of billable technical consultants; however, administration and management headcount decreased 100 as part of the Company's reorganization and restructuring efforts.

         Salaries, contracted services and direct charges, which represent primarily the Company's direct labor costs, were 81.6% of revenues in the six months ended December 31, 2000 compared to 80.3% of revenues in the same period of 1999. The increase in this expense category as a percentage of revenues is mainly a consequence of (i) normal increases in direct labor rates, (ii) unusually high idle time during the month of December 2000 due to inclement weather conditions in certain key markets, and (iii) approximately $3.5 million of compensation related payments associated with terminations deemed not to be a part of the restructuring plan and the change in the Company's fiscal year. Excluding both sub-supplier revenues and labor costs associated with these contracts, this category of expense was 76.6% of revenues in the six month period of 2000, and 73.9% in the comparable period of 1999. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of billable technical consultants. Labor costs are difficult to control, however, because the highly skilled technical personnel the Company seeks to hire and retain are in great demand, and intense competition in the industry makes it difficult to pass cost increases on to customers. Even though the Company has taken steps to control this category of expense, there can be no assurance the Company will be able to return to historical gross margin levels.

         Selling, administrative and other operating costs include commissions paid to sales representatives and recruiters, employee fringe benefits and location costs. These costs, as a percentage of revenues, were 18.5% in the six months ended December 31, 2000, and 16.2% in the same period of 1999. Excluding the sub-supplier revenues associated with the contracts referred to above, this percentage would have been 23.5% for 2000, and 21.5% for 1999. The increase in this expense category as a percentage of revenue is primarily a result of a provision for bad debts, which exceeded historical levels by approximately $3.1 million and consulting and travel costs associated with the restructuring, which totalled approximately $1.8 million. The increase in bad debts is largely due to the write-off of several large balances due from "dot.com" companies. While there can be no assurance, the Company expects these costs to return to their historical levels during 2001.

         Amortization of goodwill and intangible assets increased to $1.4 million in the six months ended December 31, 2000 compared to $331,000 for the same period in 1999. This increase is a result of the purchase of Sequoia on April 25, 2000, and the amortization of the associated intangible assets.

         In December 2000, the Company recorded a restructuring charge of $7.0 million. Of this charge, $2.6 million related to workforce reductions of approximately 120 employees (primarily non-billable staff). In addition, the Company has consolidated its six regions to four and its 45 branch and field locations to 15 district sales offices. While the Company maintains a presence in most of the 30 locations which were not converted to district sales offices, the need for office space in these locations has declined. As a result, the Company has established a reserve of $4.4 million, to cover lease termination and abandonment costs (net of sublease income), including an amount for assets to be disposed of in this consolidation.

         Non-operating income, primarily interest income, declined to $68,000 during the six months ended December 31, 2000 from $1.1 million during the same period of 1999, and interest expensed increased to $1.5 million from $702,000 during the same periods. These changes are the result of lower cash reserves and higher debt levels during the current period, primarily as a result of the use of cash to purchase Sequoia on April 25, 2000.

         An income tax benefit of $3.9 million during the six months ended December 31, 2000 is reflective of a 39% effective tax benefit rate which is the same effective tax rate as in the comparable period of 1999. The Company intends to carry back net operating losses of the current period to obtain refunds.

         As a result of the factors discussed above, the Company incurred a net loss in the current six month period of $6.3 million compared with net income of $6.1 million for the same period of 1999.

         Inflation has not had a major impact on the Company's operations because revenues are derived primarily from services billed at hourly rates, which are generally subject to renegotiation on a periodic basis.

RESULTS OF OPERATIONS, 2000 VS. 1999

         Revenues provided directly for the year ended June 30, 2000 were $420 million, a decrease of 12.6% from 1999 levels. Nearly all of these decreases were the result of a 17.2% decrease in core billable hours, which was a result of an industry-wide slow-down. The decrease in billable hours was partially offset by $9.4 million of revenue associated with the acquisition of Sequoia NET.com on April 25, 2000 and a 3.2% increase in hourly rates charged in our core business. Revenues provided through sub-supplier billings, primarily with Qwest and IBM, decreased .6 % in fiscal 2000 from 1999. These decreases in sub-supplier revenues resulted from decreases in billable hours of service rendered to clients.

         Personnel totalled 4,800 at June 30, 2000, including 575 employees associated with the Sequoia acquisition, compared to 4,900 at June 30, 1999. Excluding the Sequoia employees, personnel levels had fallen 675 or 13.8% to 4,225 at June 30. Substantially all of the decrease from 1999 to 2000 consisted of billable technical consultants.

         Salaries, contracted services and direct charges, which represent primarily the Company's direct labor costs, were 81.0% of revenues in fiscal 2000 compared to 78.5% of revenues in fiscal 1999. The increase in this expense category as a percentage of revenues is mainly a consequence of (i) normal increases in direct labor rates and (ii) unusually high idle time as the Company elected to retain higher than needed consultant levels during the second half of the year, in anticipation of an earlier recovery from the industry-wide slowdown. Excluding both sub-supplier revenues and labor costs associated with these contracts, this category of expense was 74.7% of revenues in fiscal 2000, and 72.3% in fiscal 1999. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of billable technical consultants. Labor costs are difficult to control, however, because the highly skilled technical personnel the Company seeks to hire and retain are in great demand, and intense competition in the industry makes it difficult to pass cost increases on to customers.

         Selling, administrative and other operating costs include commissions paid to sales representatives and recruiters, employee fringe benefits and location costs. These costs, as a percentage of revenues, were 16.0% in fiscal 2000, and 15.6% in 1999. Excluding the sub-supplier revenues associated with the contracts referred to above, this percentage would have been 21.3% for fiscal 2000, and 20.2% for fiscal 1999. The increase in these expense catagories as a percentage of revenue is a consequence of revenue declining more rapidly during fiscal 2000 than these expense catagories.

         Income taxes decreased from $14.5 million in fiscal 1999 to $5.7 million in fiscal 2000. The effective rate of income taxes decreased from 39% of pre-tax income in 1999 to 36.4% in 2000 primarily due to the reversal of taxes provided in previous years.

         Net income in fiscal 2000 decreased 56.9% from fiscal 1999. As a percentage of total revenues, net income was 1.8% in fiscal 2000 as compared to 3.7% in fiscal 1999. The Company's net income as a percentage of revenues provided directly was 2.3% and 4.7% for fiscal years 2000 and 1999, respectively.

RESULTS OF OPERATIONS, 1999 VS. 1998

         Revenues provided directly increased approximately $26 million, or 5.8% in fiscal 1999 over 1998. Nearly all of these increases were the result of increases in hourly rates. Approximately 65% of this increase was the result of an increase in billed hours and 35% from increases in hourly rates. Revenues provided through sub-supplier billings, primarily with Qwest and IBM, increased 4.7% in fiscal 1999 over fiscal 1998. These increases in sub-supplier revenues resulted almost exclusively from increases in billable hours of service rendered to clients.

         Personnel totalled 4,900 at June 30, 1999 compared to 5,300 at June 30, 1998. Substantially all of the decrease from 1998 to 1999 consisted of billable technical consultants.

         Salaries, contracted services and direct charges, which represent primarily the Company's direct labor costs, were 78.5% of revenues in fiscal 1999 compared to 77.9% of revenues in fiscal 1998. The increase in this expense category as a percentage of revenues is mainly a consequence of increases in direct labor charges. Excluding both sub-supplier revenues and labor costs associated with these contracts, this category of expense was 72.3% of revenues in fiscal 1999, and 71.4% in fiscal 1998. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of billable technical consultants. Labor costs are difficult to control, however, because the highly skilled technical personnel the Company seeks to hire and retain are in great demand. Intense competition in the industry makes it difficult to pass cost increases on to customers, and unfavorable economic conditions could adversely affect productivity.

         Selling, administrative and other operating costs include commissions paid to sales representatives and recruiters, employee fringe benefits and location costs. These costs, as a percentage of revenues, were 15.6% in fiscal 1999 and 15.9% in 1998. Excluding the sub-supplier revenues associated with the contracts referred to above, this percentage would have been 20.2% for fiscal 1999 and 20.6% for fiscal 1998.

         Net income in fiscal 1999 increased 0.5% over fiscal 1998. As a percentage of total revenues, net income was 3.7% in fiscal 1999 as compared to 3.8% in fiscal 1998. The Company's net income as a percentage of revenues provided directly was 4.7% and 5.0% for fiscal years 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital at December 31, 2000 was $47.8 million, down 14.3% from $55.8 million at June 30, 2000 which was down 29.6% from $79.2 million at June 30, 1999. This includes cash and cash equivalents of $2.2 million at December 31, 2000 compared to $2.0 million at June 30, 2000 and $33.9 million a year earlier and accounts receivable of $98.5 million at December 31, 2000 compared to $98.4 million at June 30, 1999 and $101.5 million a year earlier. Ratios of current assets to current liabilities and total assets to total liabilities have decreased since June 30, 2000.

         In January of 2000, the Company secured a $25 million bank line of credit. This line of credit was increased to $30.0 million in December 2000. On April 25, 2000, the Company drew down $13 million on the line of credit and utilized $30.5 million of its cash balances to complete the acquisition of Sequoia NET.com. The decrease in working capital and the changes in the ratios from June 30, 1999 to June 30, 2000 are primarily due to this transaction. The decrease in these amounts from June 30, 2000 to December 31, 2000 are primarily the result of the reclassification of $5.3 million of the long-term debt to current based on the Notes principal payment due December 31, 2001, and the addition of $5.8 million of restructuring accruals and $3.3 million payable to former Sequoia shareholders. At December 31, 2000 there was $9.0 million available to be drawn on the line of credit.

         On December 30, 1998, the Company entered into a Notes Purchase Agreement whereby it sold $20.0 million of 7% Senior Notes due December 30, 2006. The increase in working capital and long-term debt from June 30, 1998 to June 30, 1999 are primarily due to cash provided by operating activities and the proceeds from the $20.0 million Notes Purchase Agreement used to finance the acquisition of office facilities for the Company's headquarters and its Minneapolis district operations.

         Both debt agreements contain, among other things, provisions regarding maintenance of certain operating and working capital ratios and minimum net worth requirements and place restrictions on payments of dividends on common stock. At December 31, 2000, as a result of the operating losses experienced during the six month period then ended, the Company did not meet the requirements of the cash flow leverage, debt service coverage, and debt to capitalization ratio covenants in the bank line of credit. Subsequent to December 31, 2000, the Company has obtained waivers of the non-compliance at December 31, 2000 and has amended the line of credit and Notes Purchase agreements to grant the lenders a collateral interest in accounts receivable and to set future covenant measurements at levels the Company believes to be achievable based on expected operating results.

         The Company's primary need for working capital is to support accounts receivable resulting from its business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Over the past three years, the Company has been able to support changes in its business, except for the acquisition of Sequoia and the purchase of office facilities, with internally generated funds. The Company's sub-supplier contracts have not and are not expected to burden working capital.

         During the six months ended December 31, 2000, the Company made capital expenditures totaling $2.1 million compared to capital expenditures of $3.4 million and $23.2 million in fiscal years 2000 and 1999, respectively. These capital expenditures were funded through a combination of unsecured debt and cash reserves. Fiscal 2001 capital spending is expected to approximate $4.0 million.

         During the six months ended December 31, 2000 and the fiscal years 2000 and 1999, the Company paid a regular quarterly cash dividend of $.10 per share, up from the $.08 declared during fiscal 1998. In December, 2000, the Board of Directors declared a quarterly dividend of $.06 per share payable in February 2001. The amount of the quarterly dividend, if any, is based on results of operations, available cash and anticipated cash requirements of the business.

         During the period ended December 31, 2000, the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". The impact of the adoption of this bulletin was not material.

         On July 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is not to use free-standing derivatives and not to enter into contracts with terms that cannot be designated as normal purchases or sales.

         On April 25, 2000, the Company purchased an 80.1% interest in Sequoia NET.com for $43.5 million. Effective December 30, 2000, the Company acquired the remaining 19.9% of Sequoia in exchange for common shares valued at $6.1 million and notes payable totalling $3.3 million. Sequoia NET.com provides network installation and support services and other eBusiness services. Sequoia NET.com had net assets of $7.3 million on December 31, 1999 and reported $57.7 million in revenues with pre-tax profits of $3.8 million for the year ended December 31, 1999.

         During the third quarter of Fiscal 2000, the Company invested $3.2 million in other alliance partners.

         On November 6, 1998, the Company acquired specific assets and assumed certain liabilities of Enterprise Solutions, Inc., a Minneapolis, Minnesota-based provider of software services. On February 26, 1999, the Company acquired all of the assets of Real World Training Systems LLC, a Phoenix, Arizona-based provider of software services. The amount paid in connection with these purchases was approximately $4.2 million which was paid with internal funds.

         The Company believes funds generated from its business, current cash balances and credit available under its line of credit are adequate to meet demands placed upon its resources by its operations, capital investments and the payment of quarterly dividends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company is exposed to certain market risks on outstanding variable interest rate debt obligations totalling $21.0 million at December 31, 2000. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $210,000.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
ANALYSTS INTERNATIONAL CORPORATION

                                                                     December 31                        June 30
                                                                  ----------------------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                             2000               2000            1999
                                                                            ----               ----            ----

ASSETS

Current assets:
   Cash and cash equivalents                                             $ 2,192            $ 2,030         $33,870
   Accounts receivable, less allowance for doubtful
      accounts of $2,110, $1,100 and $850, respectively                   98,495             98,413         101,523
   Prepaid expenses and other current assets                               6,035              4,047           4,499
   Income tax refund receivable                                            2,157                879              --
                                                                         -------            -------         -------
       Total current assets                                              108,879            105,369         139,892

Property and equipment                                                    28,752             29,558          29,644
Intangible assets, net of accumulated amortization of
      $3,364, $1,994 and $969, respectively                               49,335             43,997           7,029
Other assets                                                              14,763             13,220           9,651
                                                                        --------            -------         -------
                                                                        $201,729           $192,144        $186,216
                                                                        ========            =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $ 30,927           $ 30,817        $ 30,791
  Dividend payable                                                         1,452              2,261           2,255
  Salaries and vacations                                                   8,515             10,646          23,227
  Self-insured health care reserves and other accounts                     5,766              5,883           3,311
  Payable to former Sequoia NET.com shareholders                           3,323                 --              --
  Long-term debt, current portion                                          5,250                 --              --
  Restructuring accruals, current portion                                  5,798                 --              --
  Income taxes payable                                                        --                 --           1,084
                                                                        --------           --------        --------
      Total current liabilities                                           61,031             49,607          60,668

Long-term debt                                                            35,750             33,913          20,000
Restructuring accruals, non-current portion                                  750                 --              --
Deferred compensation accrual                                              9,115              7,826           7,534
Commitments (Note J)                                                          --                 --              --
Minority interest in Sequoia NET.com                                          --              1,745              --
Shareholders' equity:
    Common stock, par value $.10 a share; authorized
      120,000,000 shares; issued and outstanding 24,195,077,
      22,606,826, and 22,552,441 shares, respectively                      2,419              2,261           2,255
    Additional capital                                                    20,116             14,205          13,900
    Accumulated other comprehensive loss                                    (48)               (23)              --
    Retained earnings                                                     72,596             82,610          81,859
                                                                        --------           --------        --------
       Total shareholders' equity                                         95,083             99,053          98,014
                                                                        --------           --------        --------
                                                                        $201,729           $192,144        $186,216
                                                                        ========           ========        ========


                 See notes to consolidated financial statements.

  CONSOLIDATED STATEMENTS OF OPERATIONS
  ANALYSTS INTERNATIONAL CORPORATION

                                                                    Six Months Ended
                                                                       December 31                    Year Ended June 30
                                                               --------------------------- ----------------------------------------
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                       2000            1999         2000          1999          1998
                                                                      ----            ----         ----          ----          ----
                                                                               (UNAUDITED)

Professional services revenues:
    Provided directly                                             $226,706        $216,633     $420,140      $480,790      $454,339
    Provided through sub-suppliers                                  61,634          71,281      138,591       139,366       133,072
                                                                  --------        --------     --------      --------      --------
      Total revenues                                               288,340         287,914      558,731       620,156       587,411

Expenses:
    Salaries, contracted services and direct charges               235,238         231,322      452,334       486,816       457,318
    Selling, administrative and other operating costs               53,239          46,670       89,683        96,887        93,428
    Amortization of goodwill and other intangible assets             1,370             331        1,025           415           277
    Restructuring charges                                            7,000              --           --            --            --
                                                                  --------        --------     --------      --------      --------

Operating (loss) income                                             (8,507)          9,591       15,689        36,038        36,388

Non-operating income                                                    68           1,129        1,452         1,408         1,299

Interest expense                                                     1,494             702        1,584           178            --
                                                                  --------        --------     --------      --------      --------

(Loss) income before income taxes and minority interest             (9,933)         10,018       15,557        37,268        37,687

Income tax (benefit) expense                                        (3,897)          3,908        5,656        14,535        15,077

Minority interest                                                      266              --          113            --            --
                                                                  --------        --------     --------      --------      --------
Net (loss) income                                                  $(6,302)         $6,110       $9,788       $22,733        22,610
                                                                  ========        ========     ========      ========      ========
Per common share:
    Net (loss) income (basic)                                      $ (.28)          $ .27         $.43         $1.01         $1.01

    Net (loss) income (diluted)                                    $ (.28)          $ .27         $.43         $1.00          $.99

    Average common shares outstanding                           22,624,000      22,563,000   22,583,000    22,524,000    22,376,000

    Average common and common equivelent shares outstanding     22,628,000      22,625,000   22,624,000    22,732,000    22,829,000


                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
ANALYSTS INTERNATIONAL CORPORATION

                                                                     Six Months Ended
                                                                        December 31                    Year Ended June 30
                                                               ----------------------------- ---------------------------------------
(IN THOUSANDS)                                                      2000            1999           2000         1999          1998
                                                                    ----            ----           ----         ----          ----
                                                                              (UNAUDITED)
Cash flows from operating activities:
Net (loss) income                                                $(6,302)         $6,110         $9,788      $22,733       $22,610
Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                  2,753           2,418          4,892        3,844         3,454
     Amortization of goodwill and other intangible assets          1,370             331          1,025          415           277
     (Gain) loss on disposal of assets                                (8)           (628)          (499)          19             4
     (Increase) decrease in deferred income tax benefit           (2,883)            (61)           510         (436)       (1,192)
     Restructuring accrual, net of amounts paid                    6,604              --             --           --            --
     Tax effect of stock transactions                                 --              --             45          543           336
Change in:
     Accounts receivable                                             357          14,228         13,508       (7,229)      (27,340)
     Prepaid expenses                                               (647)            296           (111)        (590)         (268)
     Other assets                                                    118            (153)           149         (582)         (549)
     Accounts payable                                               (419)           (171)        (1,079)       9,555         3,105
     Salaries and vacations                                       (2,497)        (15,363)       (12,581)       7,558         4,156
     Other accrued expenses                                        1,134              13           (276)       1,150           514
     Income taxes                                                 (1,278)         (1,184)        (4,581)        (551)        1,440
     Long-term liabilities                                         1,289             314            292          363           727
                                                                   -----           -----          -----        -----         -----
Net cash (used in) provided by operating activities                 (409)          6,150         11,082       36,792         7,274

Cash flows from investing activities:

     Property and equipment additions                             (2,090)         (2,122)        (3,413)     (23,182)       (7,722)
     Investment purchases                                             --              --           (190)          --            --
     Payments for acquisitions, net of cash acquired                  --              --        (42,687)      (3,847)           --
     Investment in alliance partners                                  --              --         (3,012)          --            --
     Proceeds from property and equipment sales                       95           1,554          1,575           35            25
                                                                   -----           -----          -----        -----         -----
Net cash used in investing activities                             (1,995)           (568)       (47,727)     (26,994)       (7,697)

Cash flows from financing activities:

     Cash dividends                                               (4,521)         (4,510)        (9,037)      (8,560)       (6,563)
     Proceeds from borrowings                                     87,919              --         50,094       20,000            --
     Repayment of borrowings                                     (80,832)             --        (36,518)          --            --
     Proceeds from exercise of stock options                          --             139            266          764           966
                                                                   -----           -----          -----        -----         -----
Net cash provided by (used in) financing activities                2,566          (4,371)         4,805       12,204        (5,597)
                                                                   -----           -----          -----        -----         -----
Net increase (decrease) in cash and equivalents                      162           1,211        (31,840)      22,002        (6,020)

Cash and equivalents at beginning of year                          2,030          33,870         33,870       11,868        17,888
                                                                   -----           -----          -----        -----         -----

Cash and equivalents at end of year                              $ 2,192         $35,081         $2,030      $33,870       $11,868
                                                                 =======         =======         ======      =======       =======

Supplemental cash flow information:
     Cash paid during the year for:
     Income taxes                                                  $ 264         $ 4,945         $7,109      $15,421       $14,565
     Interest                                                        794             702          2,206           --            --

Non-cash investing and financing activities:
     Common stock issued to acquire 19.9% of
        Sequoia NET.com                                            6,069              --             --           --            --
     Payable issued to acquire 19.9% of Sequoia NET.com            3,323              --             --           --            --

                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
ANALYSTS INTERNATIONAL CORPORATION

                                                                                          Accumulated
(DOLLARS IN THOUSANDS EXCEPT                                                                 Other                       Total
PER SHARE AMOUNTS)                                               Common       Additional  Comprehensive    Retained  Shareholders'
                                                                  Stock         Capital       Loss          Earnings     Equity
                                                                --------       ---------  -------------    --------     --------

Balances at June 30, 1997                                        $ 2,228        $ 11,318                     $52,558       $66,104

    Common stock issued - 153,601 shares
      upon exercise of stock options                                  16             950                                       966
    Income tax benefit from stock option plans                                       264                                       264
    Other                                                                             72                                        72
    Cash dividends ($.31 per share)                                                                           (7,022)       (7,022)
    Net income                                                                                                22,610        22,610
                                                                  ------          ------                      ------        ------
Balances at June 30, 1998                                          2,244          12,604                      68,146        82,994

    Common stock issued - 112,698 shares
      upon exercise of stock options                                  11             753                                       764
    Income tax benefit from stock option plans                                       102                                       102
    Other                                                                            441                                       441
    Cash dividends ($.40 per share)                                                                           (9,020)       (9,020)
    Net income                                                                                                22,733        22,733
                                                                  ------          ------                      ------        ------
Balances at June 30, 1999                                          2,255          13,900                      81,859        98,014

    Common stock issued - 54,385 shares
      upon exercise of stock options                                   6             260                                       266
    Income tax benefit from stock option plans                                        45                                        45
    Cash dividends ($.40 per share)                                                                           (9,037)       (9,037)
    Unrealized loss on available
      for sale securities                                                                          $(23)                       (23)
    Net income                                                                                                 9,788         9,788
                                                                                                                             -----
      Comprehensive income                                                                                                   9,765
                                                                  ------          ------           -----      ------        ------
Balances at June 30, 2000                                          2,261          14,205            (23)      82,610        99,053

    Shares issued for purchase of Sequoia NET.com                    158           5,911                                     6,069
    Cash dividends ($.16 per share)                                                                           (3,712)       (3,712)
    Unrealized loss on available
      for sale securities                                                                           (25)                       (25)
    Net loss                                                                                                  (6,302)       (6,302)
                                                                                                                            ------
      Comprehensive loss                                                                                                    (6,327)
                                                                  ------          ------          -----      -------        ------
Balances at December 31, 2000                                     $2,419         $20,116           $(48)     $72,596       $95,083
                                                                  ======          ======          =====      =======       =======




                 See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS - Analysts International Corporation furnishes analytical and programming services. These services include consulting, systems analysis, design, programming and instruction in the use of computer programs.

BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated.

As described in note K, on April 25, 2000, the Company completed the acquisition of 80.1% of Sequoia NET.com. The acquisition was accounted for as a purchase. The accompanying financial statements include 100% of Sequoia NET.com's operating results for the period from April 25, 2000 to December 31, 2000, offset by the minority shareholders' interest in Sequoia's net earnings. Effective December 30, 2000, the Company acquired the remaining 19.9% of Sequoia.

CHANGE IN FISCAL YEAR - Analysts International changed its fiscal year end to December 31 from June 30, effective December 31, 2000. References to fiscal 2000, 1999, and 1998 relate to the years ended June 30, 2000, 1999 and 1998.

Unaudited consolidated statements of operations and cash flows for the six months ended December 31, 1999 have been included in the accompanying consolidated financial statements for comparative purposes.

DEPRECIATION - Property and equipment is being depreciated using the straight-line method over the estimated useful lives (15 to 50 years for building and improvements and 2 to 7 years for office furniture and equipment) of the assets for financial statement purposes and accelerated methods for income tax purposes.

FINANCIAL INSTRUMENTS - In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," management estimates the carrying value of long-term debt exceeds fair value by approximately $400,000 and $1,100,000 at December 31 and June 30, 2000 respectively. The carrying value approximated the fair value at June 30, 1999. The estimated fair value amounts have been determined through the use of discounted cash flow analysis using interest rates currently available to the Company for issuance of debt with similar terms and remaining maturities. All other financial instruments approximate fair value because of the short-term nature of these instruments.

REVENUE RECOGNITION - The Company provides custom software design and implementation services primarily under time and material contracts. The Company records professional services revenue at contractually agreed upon rates as the services are provided. The Company grants credit without collateral to customers, a significant portion of whom are engaged in the electronics and telecommunications industries. One customer and their various divisions and operating units accounted for approximately 13%, 22%, 23% and 22% of revenues in the six month period ending December 31, 2000 and fiscal 2000, 1999 and 1998, respectively. Another customer accounted for 14%, 17%, 16%, and 16% of revenues in the six month period ending December 31, 2000 and fiscal 2000, 1999 and 1998, respectively.

INTANGIBLE ASSETS - Intangible assets consist of tradenames, in-place work force, customer lists and goodwill, the excess of the purchase price over the appraised fair value of assets acquired in acquisitions. Intangibles are amortized on a straight-line basis over periods of 2 to 18 years. At December 31, 2000, management assessed whether there has been a permanent impairment in the value of intangible assets and the amount of such impairment by comparing anticipated undiscounted future operating income from the applicable business unit with the carrying value of the related intangible assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

COMPREHENSIVE INCOME/LOSS - Other comprehensive income/loss consists of unrealized losses on available-for-sale securities.

NET INCOME PER SHARE - Basic and diluted earnings per share (EPS) are presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options. Options to purchase 1,515,198, 908,000, 358,000, and 38,000 shares of common stock were outstanding during the six months ended December 31, 2000 and the fiscal years ended June 30, 2000, 1999, and 1998, respectively, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

CASH EQUIVALENTS - Temporary cash investments in money market accounts are considered to be cash equivalents.

SHARES RESERVED - At December 31, 2000, there were approximately 29,246,000 shares reserved for issuance under the stock option plans and the shareholders' rights plan.

ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

ACCOUNTING PRONOUNCEMENTS - On July 1, 2000, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Management has reviewed the requirements of SFAS No. 133 and has determined that they have no free-standing or embedded derivatives. All agreements that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is not to use free-standing derivatives and not to enter into contracts with terms that cannot be designated as normal purchases or sales.

During the period ended December 31, 2000 the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements". The impact of the adoption of this bulletin was not material.

B. PROPERTY AND EQUIPMENT

(IN THOUSANDS)                                   December 31                     June 30
                                             ----------------------------------------------------------
                                                   2000                 2000                  1999
                                                   -----                ----                  ----
Cost:
Land                                              $1,917               $1,917               $1,940
Building and improvements                         18,659               19,501               19,912
Office furniture & equipment                      29,989               28,383               22,900
                                                  ------               ------               ------
Total                                             50,565               49,801               44,752
Accumulated depreciation                         (21,813)             (20,243)             (15,108)
                                                 -------               ------               ------
                                                 $28,752              $29,558              $29,644
                                                 =======              =======              =======

In January 1998, the Company entered into an agreement to build a facility for use as its headquarters and Minneapolis district operations. In May 1999, the Company moved into this facility. Construction and related costs were approximately $22,000,000 and are included in the above amounts. These costs were financed through the use of cash reserves and the proceeds of the Notes Purchase Agreement described in Note E. Included in these costs are approximately $529,000 of interest costs captialized in fiscal 1999.

C. INTANGIBLE ASSETS

Intangible assets consist of the following:

(IN THOUSANDS)                                 December 31                       June 30
                                           --------------------- -----------------------------------------
                                                     2000               2000                1999
                                                     ----               ----                ----
Goodwill                                          $37,369             $33,712             $7,998
Tradename                                           1,720               1,378                 --
Workforce                                           1,340               1,073                 --
Customer list                                      12,270               9,828                 --
                                                   ------               -----             ------
                                                   52,699              45,991              7,998
Less accumulated amortization                       3,364               1,994                969
                                                    -----               -----              -----
                                                  $49,335             $43,997             $7,029
                                                  =======             =======             ======

D. DEFERRED COMPENSATION

The Company has a Deferred Compensation Plan for key management employees as determined by the Board. Included in long-term liabilities at December 31, 2000 and June 30, 2000 and 1999 is $9,115,000, $7,826,000 and $7,534,000,
respectively, representing the Company's liability under the Plan. This liability is being funded by the purchase of life insurance and annuity contracts. Included in other assets at December 31, 2000 and June 30, 2000 and 1999 is $5,962,000, $6,080,000 and $6,229,000 , respectively, representing the carrying value which approximates market value, of annuities, and insurance cash value. Deferred compensation expense for the six months ended December 31, 2000 and for fiscal years 2000, 1999 and 1998 was approximately $1,218,000, and $292,000, $363,000 and $727,000,
respectively.

E. LONG-TERM DEBT

In January 2000, the Company secured a $25,000,000 bank line of credit. This line of credit was increased to $30,000,000 in December 2000. Under the terms of the line of credit, which expires in January 2003, the Company may choose to take advances or pay down the outstanding balance daily, or request a fixed-term advance for one, two, three or six months. The daily advances on the line bear interest at the bank's prime rate (9.5% at December 31, 2000) while the fixed term advances bear interest at the applicable EuroDollar rate plus 1.05%. A commitment fee of .30% is charged on the unused portion of the line. At December 31, 2000 the Company had outstanding three EuroDollar advances. One at $8,000,000 matures on April 20, 2001 and is accruing interest at 7.56%. The other two advances of $7,000,000 and $6,000,000 mature on May 21, 2001 and are accruing interest at 7.576%.

In December 1998, the Company entered into a Notes Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. Minimum future maturities on these Notes are as follows: calendar 2001, $5,250,000; 2002, $4,000,000; 2003, $3,000,000; 2004, $3,000,000; 2005, $4,750,000.

Both debt agreements contain, among other things, provisions regarding maintenance of certain operating and working capital ratios and minimum net worth requirements and place restrictions on payments of dividends on common stock. At December 31, 2000, as a result of the operating losses experienced during the six month period then ended, the Company did not meet the requirements of the cash flow leverage, debt service coverage, and debt to capitalization ratio covenants in the bank line of credit. Subsequent to December 31, 2000, the Company has obtained waivers of the non-compliance at December 31, 2000 and has amended the line of credit and Notes Purchase agreements to grant the lenders a collateral interest in accounts receivable and to set future covenant measurements at levels the Company believes to be achievable based on expected operating results.

F. STOCK OPTION PLANS

The Company has five stock-based compensation plans, which are described below. The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and has continued to apply APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 123, the Company's pro forma net (loss) income and
(loss) earnings per share for the six months ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998 would have been the amounts indicated below:

                                             Six Months Ended
                                                December 31                            Year Ended June 30
                                           ------------------------- -------------------------------------------------------
                                                     2000                  2000                 1999                1998
                                                     ----                  ----                 ----                ----
Net (loss) income (IN THOUSANDS):
    As reported                                   $(6,302)               $9,788              $22,733             $22,610
    Pro forma                                      (7,375)                8,411               22,038              21,539
Net (loss) income per share (basic):
    As reported                                    $ (.28)                 $.43                $1.01               $1.01
    Pro forma                                        (.33)                  .37                  .98                 .96
Net (loss) income per share (diluted):
    As reported                                    $ (.28)                 $.43                $1.00                $.99
    Pro forma                                        (.33)                  .37                  .97                 .94


The fair market value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                Six Months Ended
                                                   December 31                         Year Ended June 30
                                           ------------------------- -------------------------------------------------------
                                                      2000                    2000            1999               1998
                                                      ----                    ----            ----               ----

Expected life                                       5 years                5 years         5 years            5 years
Expected volatility                                      59%                    59%             53%                44%
Expected dividend yield                                 3.0%                   2.0%            1.0%               1.0%
Risk-free interest rate                                 8.0%                   8.0%            7.0%               7.5%

The weighted average fair value of options granted during the six month period ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998 was $1.91, $4.42, $6.15 and $9.15 respectively.

The Company has options outstanding under five option plans, four of which remain active. Under the 1994 Stock Option Plan, the Company may grant options to its employees for up to 1,200,000 shares of common stock. Under the 1996 Stock Option Plan for Non-Employee Directors, the Company may grant options to its non-employee directors for up to 240,000 shares of common stock. Under the 1996 Non-Employee Directors Plan, options to purchase 6,000 shares are automatically granted on January 3 of each year to each eligible non-employee director. Under the 1999 Stock Option Plan, the Company may grant options to its employees for up to 1,000,000 shares of common stock. Under the 2000 Stock Option Plan, the Company may grant non-qualified options to its employees for up to 225,000 shares of common stock. Under all plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is generally 10 years. Options are generally exercisable 25% annually beginning one year after date of grant.

A summary of the status of the Company's stock option plans as of December 31, 2000 and June 30, 2000, 1999 and 1998, and changes during the periods ending on those dates is presented below:

                                                                    Weighted-Average
                                                  Shares              Exercise Price
--------------------------------------------------------------------------------------
Outstanding at July 1, 1997                           981,060                 $12.03
Granted                                               107,407                  27.91
Excercised                                           (188,207)                  9.07
Expired                                               (10,500)                 12.20
                                                      -------                  -----
Outstanding at June 30, 1998                          889,760                 $14.58

Granted                                               228,223                 $16.45
Exercised                                            (101,189)                  8.62
Expired                                               (11,135)                 16.10
                                                      -------                  -----
Outstanding at June 30, 1999                        1,005,659                 $15.58

Granted                                               721,532                 $10.71
Exercised                                             (87,932)                  7.48
Expired                                               (80,110)                 11.69
                                                      -------                  -----
Outstanding at June 30, 2000                        1,559,149                 $14.09

Granted                                               304,330                   3.53
Exercised                                                  --                     --
Expired                                               (71,382)                 13.15
                                                      -------                  -----
Outstanding at December 31, 2000                    1,792,097                  12.34
                                                    =========                  =====

Shares available for future grant at December 31, 2000 and June 30, 2000 and 1999 were 733,368, 741,316, and 425,248, respectively.

The following table summarizes information about stock options outstanding at December 31, 2000:

                                              Options Outstanding                                 Options Exercisable
                          ------------------------------------------------------------- ----------------------------------------
                                    Number      Weighted-Average                                   Number
Range of                       Outstanding         Remaining          Weighted-Average        Exercisable      Weighted-Average
Exercise Prices                at 12/31/00      Contractual Life        Exercise Price        at 12/31/00        Exercise Price
---------------                -----------      ----------------        --------------        -----------        --------------
$3.19 - $9.44                      509,830           9.76                   $5.91                 102,166                 $3.19
$9.50 - $12.06                     468,630           8.53                  $10.69                  59,571                $10.60
$12.09 - $14.33                    449,751           3.09                  $13.05                 335,751                $12.86
$14.63 - $34.94                    363,886           6.15                  $22.58                 221,312                $22.55

$3.19 - $34.94                   1,792,097           7.03                  $12.34                 718,800                $14.28


G.  SHAREHOLDERS' RIGHTS PLAN

On June 15, 1989, the Board of Directors adopted a common stock shareholders' rights plan. Under this plan, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock and stock options granted and available for grant. The Board of Directors amended the plan on April 29, 1996 and April 16, 1998. The rights, which expire on April 16, 2008, are exercisable only under certain conditions, and when exercisable the holder will be entitled to purchase from the Company one share of common stock at a price of $160.00, subject to certain adjustments. The rights will become exercisable after a person or group acquires beneficial ownership of 15% or more (or as low as 10% as the Board of Directors may determine) of the Company's common stock or after a person or group announces an offer, the consummation of which would result in such person or group owning 15% or more of the common stock.

If the Company is acquired at any time after the rights become exercisable, the rights will be adjusted so as to entitle a holder to purchase a number of shares of common stock of the acquiring company at one-half of their market value. If any person or group acquires beneficial ownership of 15% or more of the Company's shares, the rights will be adjusted so as to entitle a holder (other than such person or group whose rights become void) to purchase a number of shares of common stock of Analysts International Corporation at one-half of their market value or the Board of Directors may exchange the rights, in whole or in part, at an exchange ratio of one common share per right (subject to adjustment).

At any time prior to an acquisition by a person or group of beneficial ownership of 15% or more of the Company's shares, the Board of Directors may redeem the rights at $.01 per right.

H.  INCOME TAXES

The provision for income taxes charged was as follows:


                            Six Months Ended
                               December 31                       Year Ended June 30
                           --------------------   ----------------------------------------------------
                                  2000                      2000          1999          1998
                                  ----                      ----          ----          ----
(IN THOUSANDS)
Currently (receivable) payable:

Federal                         $ (808)                   $4,363       $12,648       $13,627
State                             (206)                      783         2,323         2,642
                                  ----                      ----       -------       -------
                                (1,014)                    5,146        14,971        16,269

Deferred:
Federal                         (2,426)                      394          (348)       (1,002)
State                             (457)                      116           (88)         (190)
                                  ----                       ---       -------       -------
                                (2,883)                      510          (436)       (1,192)
                                ------                       ---       -------       -------
Total:                         $(3,897)                   $5,656       $14,535       $15,077
                               =======                    ======       =======       =======


Net deferred tax assets are comprised of the following:

                                                     December 31                    June 30
                                                  ---------------------  -------------------------------
(IN THOUSANDS)                                          2000                 2000             1999
                                                       ------              ------           ------
Deferred compensation                                  $3,555              $3,052           $2,938
Accrued vacation and compensatory time                  1,272               1,418            1,723
Accrued restructuring costs                             2,427                  --               --
Self-insured health care reserves                         858                 741              819
Allowance for doubtful accounts                           820                 356              332
Depreciation                                              (55)                 52              197
Other                                                     152                 180              395
                                                       ------              ------           ------
    Deferred tax assets                                 9,029               5,799            6,404

Other                                                    (457)               (110)            (205)
                                                       ------              ------           ------
    Deferred tax liabilities                             (457)               (110)           (205)
                                                       ------              ------           ------
Net deferred tax assets                                $8,572              $5,689           $6,199
                                                       ======              ======           ======

Whereof:
    Current                                            $3,599              $2,541           $2,929
    Noncurrent                                          4,973               3,148            3,270
                                                       ------              ------           ------
                                                       $8,572              $5,689           $6,199
                                                       ======              ======           ======


The provision for income taxes differs from the amount of income tax determined by applying the federal statutory income tax rates to pretax income (loss) as a result of the following differences:

                                                         Six Months Ended
                                                            December 31                   Year Ended June 30
                                                       ------------------------ -----------------------------------
                                                                2000                 2000         1999        1998
                                                                ----                 ----         ----        ----

Income tax (benefit) at statutory federal rate                 $(3,477)            $5,445      $13,044     $13,190
State and local taxes, net of federal benefit                     (431)               585        1,453       1,583
Other                                                               11               (374)          38         304
                                                               -------             ------      -------     -------

Total tax provision                                            $(3,897)            $5,656      $14,535     $15,077
                                                               =======             ======      =======     =======


J. COMMITMENTS

At December 31, 2000, aggregate net minimum rental commitments under noncancelable operating leases having an initial or remaining term of more than one year are payable as follows:

(IN THOUSANDS)

Year ending December 31,                    2001                 $5,113
                                            2002                  4,454
                                            2003                  3,818
                                            2004                  2,581
                                            2005                  2,372
                                            Later                 1,647
                                                                  -----
Total minimum obligation                                        $19,985
                                                                =======


Rent expense, primarily for office facilities, for the six months ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998 was $2,928,000,
$5,761,000, $5,879,000 and $4,900,000, respectively.

The Company has compensation arrangements with its corporate officers and certain other employees which provide for certain payments in the event of a change of control of the Company.

The Company also sponsors a 401(k) plan. Substantially all employees are eligible to participate and may contribute up to 15% of their pretax earnings, subject to IRS maximum contribution amounts. The Company makes matching contributions to the plan up to a specified percentage. The Company's contributions vest after the employee has completed five years of service and for the six months ended December 31, 2000 and the years ended June 30, 2000, 1999 and 1998 amounted to approximately $492,000, $1,389,000, $1,439,000 and
$1,347,000, respectively.

K. BUSINESS ACQUISITIONS

On April 25, 2000, the Company purchased an 80.1% interest in Sequoia NET.com for $43.5 million. To complete the transaction the Company utilized $30.5 million of its cash balances and drew down $13.0 million on its line of credit. Effective December 30, 2000, the Company purchased the remaining 19.9% of Sequoia NET.com in exchange for common stock valued at $6,069,000 and $3,323,000 of notes payable. Sequoia NET.com provides network installation and support services and other eBusiness services. Sequoia NET.com had net assets of $7.3 million on December 31, 1999 and reported $57.7 million in revenues with pretax profits of $3.8 million for the year then ended. The purchase of Sequoia NET.com has been accounted for under the purchase method of accounting. Accordingly, the assets acquired, including customer and employee-based intangibles, are recorded at their fair values at the date of acquisition and amortized on a straight-line basis over periods ranging from 3 to 18 years.

The following represents the pro forma operating results for the Company assuming the acquisition of 100% of Sequoia NET.com had occurred on July 1, 1998:

                                          Six Months Ended
                                            December 31                                Year Ended June 30
                                    ----------------------------- -------------------------------------------------------------
                                                 2000                          2000                           1999
(IN THOUSANDS EXCEPT                             ----                          ----                           ----
PER SHARE AMOUNTS)                    AS REPORTED      PRO FORMA    AS REPORTED      PRO FORMA    AS REPORTED        PRO FORMA
                                      -----------      ---------    -----------      ---------    ------------       ---------

Total revenues                          $226,706        226,706        $558,731       $608,029        $620,156        $672,217

Net income                                (6,302)        (6,273)          9,788          9,975          22,733          20,154

Earnings per share (diluted)                (.28)          (.26)            .43            .41            1.00             .83


On November 6, 1998, the Company acquired specific assets and assumed certain liabilities of Enterprise Solutions, Inc., a Minneapolis, Minnesota-based provider of software services. On February 26, 1999, the Company acquired all of the assets of Real World Training Systems LLC, a Phoenix, Arizona-based provider of software services. The amount paid in connection with these purchases was approximately $4.2 million which was paid with internal funds. These acquisitions were accounted for under the purchase method of accounting. Accordingly, the assets acquired, primarily accounts receivable and property and equipment, were recorded at their estimated fair values as of the date of acquisition. The excess of the purchase price over the estimated fair value of the assets acquired was recorded as goodwill and is being amortized on a straight-line basis over periods of 3 to 12 years.

L. RESTRUCTURING CHARGE

In December 2000, the Company recorded a restructuring charge of $7.0 million. Of this charge, $2.6 million related to workforce reductions of approximately 120 employees (primarily non-billable staff). In addition, the Company has consolidated its six regions to four and its 45 branch and field locations to 15 district sales offices. While the Company maintains a presence in most of the 30 locations which were not converted to district sales offices, the need for office space in these locations has declined. As a result, the Company has established a reserve of $4.4 million to cover lease termination and abandonment costs (net of sublease income) including an amount for assets to be disposed of in injunction with this consolidation.

A summary of the restructuring charge is as follows:

(IN THOUSANDS)                                          Workforce           Office Closure/
                                                        Reduction             Consolidation                  Total
                                                  ----------------------- -------------------- -------------------

Restructuring charge                                       $2,600                    $4,400                 $7,000
Cash expenditures                                             396                        --                    396
Non-cash charges                                               --                        56                     56
                                                           ------                    ------                 ------
Balance at December 31, 2000                               $2,204                    $4,344                 $6,548
                                                           ======                    ======                 ======



M. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth certain statements of operations data for each of the quarters indicated below, and in the opinion of management, contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation thereof.

(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)           Quarter Ended   Quarter Ended   Quarter Ended    Quarter Ended
                                                          September 30     December 31       March 31         June 30         Total
                                                         --------------------------------------------------------------------------
SIX MONTHS ENDED DECEMBER 31, 2000

Total revenues                                              $148,571       $139,769               N/A             N/A     $288,340
Income (loss) before income taxes and minority interest        3,064         12,997               N/A             N/A       (9,933)
Income taxes (benefit) and minority interest                   1,359         (4,990)              N/A             N/A       (3,631)
Net income (loss)                                              1,705         (8,007)              N/A             N/A       (6,302)
Net income (loss) per share (basic)                              .08           (.35)              N/A             N/A         (.28)
Net income (loss) per share (diluted)                            .08           (.35)              N/A             N/A         (.28)

FISCAL 2000

Total revenues                                              $149,045       $138,869          $132,455        $138,362     $558,731
Income before income taxes and minority interest               6,190          3,828             2,803           2,736       15,557
Income taxes and minority interest                             2,414          1,494             1,073             788        5,769
Net income                                                     3,776          2,334             1,730           1,948        9,788
Net income per share (basic)                                     .17            .10               .08             .09          .43
Net income per share (diluted)                                   .17            .10               .08             .09          .43

FISCAL 1999

Total revenues                                              $158,464       $152,986          $154,128        $154,578     $620,156
Income before income taxes                                    10,193          8,136             9,357           9,582       37,268
Income taxes                                                   4,067          3,175             3,652           3,641       14,535
Net income                                                     6,126          4,961             5,705           5,941       22,733
Net income per share (basic)                                     .27            .22               .26             .26         1.01
Net income per share (diluted)                                   .27            .22               .25             .26         1.00


INDEPENDENT AUDITORS' REPORT

Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Analysts International Corporation and its subsidiaries (the Company) as of December 31, 2000 and June 30, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the six month period ended December 31, 2000 and each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and June 30, 2000 and 1999, and the results of their operations and their cash flows for the six month period ended December 31, 2000 and each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP

Minneapolis, Minnesota
February 26, 2001 (March 30, 2001 as to note E of the consolidated financial statements)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with or changes in the Company's independent auditors within the past two fiscal years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS.

THE COMPANY'S DIRECTORS ARE AS FOLLOWS:

Victor C. Benda, 69, is retired President and Chief Operating Officer of the Company. He has been a director since 1970.

Willis K. Drake, 77, is retired Chairman of the Board of Data Card Corporation, a manufacturer of embossing and encoding equipment. He is a member of the Audit and Compensation Committees. Mr. Drake is also a director Unimax Systems Corporation and Riede Systems. He became an Analysts International director in 1982.

Frederick W. Lang, 75, is the Company's Chairman and Chief Executive Officer. He has been a director since 1966.

Michael J. LaVelle, 60, is the Company's President and Chief Operating Officer. He has been employed by the company since 1989. He has served as the Company's Southern Region Vice President and Senior Vice President of Operations prior to being named President and Chief Operating Officer in 1999. Mr. LaVelle was appointed a director in June 2000 when the Board increased the number of directorships from six to seven. He is also a director of CDXC Corporation and Chairman of the Board of Analysts International's subsidiary, Sequoia NET.com.

Margaret A. Loftus, 56, is a Principal in Loftus Brown-Wescott, Inc., business consultants and also served as Vice President-Software for Cray Research, Inc. She is a director of Datalink Corporation and is Board Chair of Unimax Systems Corporation. Ms. Loftus has been an Analysts International director since 1993. She is a member of the Audit Committee.

Edward M. Mahoney, 70, is retired Chairman and Chief Executive Officer of Fortis Advisers, Inc., an investment advisor, and Fortis Investors, Inc., a broker-dealer. He is also a former director of the eleven Fortis mutual fund companies. Mr. Mahoney has been an Analysts International director since 1980. He is Chairman of the Compensation Committee and the Audit Committee.

Robb L. Prince, 59, is a financial consultant and former Vice President and Treasurer of Jostens Inc., a school products and recognition company. He is also a director of the eleven mutual fund companies managed by Fortis Advisers, Inc. Mr. Prince became an Analysts International director in 1994. He is a member of the Compensation Committee.

THE COMPANY'S EXECUTIVE OFFICERS ARE AS FOLLOWS:



                               EXECUTIVE OFFICERS

Name                                 Age             Title
----                                 ---             -----

Frederick W. Lang                    75              Chairman and Chief Executive Officer since 1989; President and Chief
                                                     Executive Officer from 1966-1989; Treasurer from 1987-1989.

Michael J. LaVelle                   60              President and Chief Operating Officer since 1999; Sr.Vice President of
                                                     Operations from 1998 to 1999; Southern Region Vice President in 1996;
                                                     Dallas Branch  Manager from 1989 to 1996.

Sarah P. Spiess                      59              Executive Vice President since 1996; Senior Vice President during 1996; Vice
                                                     President and General Manager of Southern Region from 1992 to 1996; Manager of Minneapolis Branch 1979 to 1992.

Thomas R. Mahler                     54              Secretary since 1979; General Counsel since 1982.

Marti R. Charpentier                 45              Vice President, Finance and Treasurer since 1999; Corporate Controller and
                                                     Assistant Treasurer from 1989 to 1999.


ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION.

         The Compensation Committee of the Board of Directors administers the Company's executive compensation program. The Compensation Committee, consisting of three non-employee directors, meets formally and consults informally during the year.

          COMPENSATION PHILOSOPHY AND OBJECTIVES. The Company's executive compensation philosophy is to pay for performance. The objectives of the Company's executive compensation program are to:


     - Provide compensation that enables the Company to attract and retain key executives.

     -    Reward the achievement of desired Company performance goals.

     - Align the interest of the Company's executives to shareholder return through long-term opportunities for stock ownership.

         The executive compensation program provides an overall level of compensation opportunity that the Compensation Committee believes, in its judgment and experience, is competitive with other companies of comparable size and complexity. Actual compensation levels may be greater or less than compensation levels at other companies based upon annual and long-term Company performance as well as individual performance. The Compensation Committee uses its discretion to establish executive compensation at levels in its judgment warranted by external or internal factors as well as an executive's individual circumstances. In arriving at what it considers appropriate levels and components of compensation, the Compensation Committee from time to time utilizes industry compensation data provided by Watson Wyatt Worldwide, a nationally recognized compensation-consulting firm.

         EXECUTIVE COMPENSATION PROGRAM COMPONENTS. The Company's executive compensation program consists of base salary, annual cash bonus incentives and long-term incentives in the form of stock options. The particular elements of the compensation program are discussed more fully below.

         BASE SALARY. Base pay levels of executives are determined by the potential impact of the individual on the Company and its performance, the skills and experience required by the position, salaries paid by other companies for comparable positions and personal and corporate development goals and the overall performance of the Company. Base salaries for executives are maintained at levels that the Compensation Committee believes, based on its own judgment and experience, are competitive with other companies of comparable size and complexity.

         ANNUAL CASH BONUS INCENTIVES. The Compensation Committee emphasizes annual cash bonus incentives as a means of rewarding executives for significant Company and individual performance. Prior to the beginning of each fiscal year, the Compensation Committee establishes objective performance criteria for incentive compensation for each executive officer, taking into account business conditions and profit projections for the coming year. Incentive compensation for each executive officer is based on attainment of the performance criteria so established. Performance criteria for the transition period and for each of the past three fiscal years for Mr. Lang, CEO of the Company, Mr. LaVelle, Ms. Spiess, Mr. Mahler, and Mr. Charpentier have been based on the Company's attainment of specified pre-tax profit objectives.

         The Compensation Committee believes that this incentive arrangement creates a direct relationship between the most important measure of Company performance - profit - and executive compensation.

         LONG-TERM INCENTIVES. Long-term incentives are provided in the form of stock options. The Committee and the Board of Directors believe the management's ownership of a significant equity interest in the Company is a major incentive in building shareholder wealth and aligning the long-term interests of management and shareholders. Stock options, therefore, are granted at the market value of the common shares on date of grant and typically vest in installments of 25% per year beginning one year after grant. The value received by the executive from an option granted depends completely on increases in the market price of the Company's common shares over the option exercise price. Consequently, the value of the compensation is aligned directly with increases in shareholder value. Grants of stock options are made by the Compensation Committee based upon the executive's contribution toward Company performance and expected contribution toward meeting the Company's long-term strategic goals.

         TAX DEDUCTIBILITY CONSIDERATIONS. Deductibility of compensation paid to the Company's executive officers is limited to $1 million per executive, except for certain "performance-based" compensation as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. The Committee has been advised that compensation attributable to stock options granted under plans approved by shareholders will qualify as performance-based compensation. For 2001, compensation in the form of salary and cash bonus incentives will not exceed the limit and therefore will be fully deductible, and the Committee does not anticipate that compensation in these forms for any individual executive officer will exceed the deductibility limit in the foreseeable future. The Committee will take appropriate action to preserve the deductibility of executive compensation at such future time as it deems necessary.

E.M. Mahoney, Chair
W.K. Drake
R.L. Prince
MEMBERS OF THE COMPENSATION COMMITTEE

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for the six-month transition period ended December 31, 2000 and for each of the last three fiscal years ended June 30, 2000, 1999 and 1998, respectively, awarded to or earned by the Chief Executive Officer and four other executive officers of the Company.

                                                              ANNUAL COMPENSATION            LONG-TERM
                                                              -------------------            COMPENSATION    ALL OTHER
         NAME AND PRINCIPAL POSITION                    YEAR         SALARY       BONUS(1)   OPTIONS(#)    COMPENSATION (2)
         --------------------------------------------------------------------------------------------------------------------

         F.W. Lang . . . . . . . . . . . .  Transition Period       $195,000    $     -0-          -0-       $4,182
             Chairman & Chief                            2000        376,000          -0-       43,869        6,542
             Executive Officer                           1999        362,000      189,777          -0-        6,542
                                                         1998        348,000      348,000          -0-        6,542

          M.J. LaVelle . . . . . . . . . .  Transition Period       $161,000    $     -0-       25,000       $  990
             President & Chief                           2000        260,000          -0-       65,000        1,980
             Operating Officer                           1999        173,000      127,000       23,000          -0-
                                                         1998        166,000      156,000        1,673          -0-

          S.P. Spiess . . . . . . . . . .   Transition Period       $134,500     $    -0-          -0-      $   959
             Executive Vice President                    2000        259,000          -0-       21,000        2,250
                                                         1999        248,800      100,241       20,000        2,250
                                                         1998        239,200      239,200          -0-        2,250

         T.R. Mahler . . . . . . . . . . .  Transition Period      $  98,000     $    -0-          -0-       $1,237
             Secretary and General Counsel               2000        196,000          -0-       15,000        1,440
                                                         1999        188,800       49,467       15,000        1,440
                                                         1998        181,500      108,900        4,120        1,440

          M.R. Charpentier . . . . . . . .  Transition Period       $ 87,500     $    -0-          -0-         $554
             Vice President--Finance                     2000        152,000          -0-       20,000          779
            and Treasurer                                1999        120,000       70,000        9,500          779
                                                         1998        103,000       35,000       10,714          779


----------

(1) Represents amounts paid with respect to the transition period and fiscal years shown under the incentive compensation plans described herein.

(2)  Represents life insurance premiums paid for each executive.

OPTIONS

         The following tables show certain information regarding stock options granted during the six month transition period ended December 31, 2000 to the Company's executive officers, the number of options exercised by them during the transition period and the number and value of options unexercised at December 31, 2000.

                  AGGREGATED OPTION GRANTS IN TRANSITION PERIOD

                                            % of Total                                              Potential
                     Number of             Options Granted           Exercise     Expiration    Realizable Value(2)
Name              Options Granted(1)    in Transition Period          Price         Date           5%        10%
--------------------------------------------------------------------------------------------------------------------
M.J. LaVelle              25,000                 8.21%                $3.75        12/18/10      $58,959   $149,413


(1) All options were granted at an exercise price equal to the fair market value on the date of grant. The grants provide that the options are not exercisable during the first year after the grant, and thereafter become exercisable at the rate of 25% per year for each of the next four years.

(2) The dollar amounts under these columns are the result of calculations at 5% and 10% rates required by rules of the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the stock price.

                AGGREGATED OPTION EXERCISES IN TRANSITION PERIOD
                       AND DECEMBER 31, 2000 OPTION VALUE

                   Shares                                                                    Value of Unexercised
                  Acquired            Value                 Unexercised Shares                In-The-Money Shares
Name              On Exercise       Realized         Exercisable       Unexercisable       Exercisable    Unexercisable
-----------------------------------------------------------------------------------------------------------------------

F.W. Lang             -0-           $ -0-              106,553          46,119                $ -0-          $  -0-
M.J. LaVelle          -0-             -0-               41,507          97,917                  -0-           1,500
S.P. Spiess           -0-             -0-               85,500          48,500                  -0-             -0-
T.R. Mahler           -0-             -0-               29,923          29,683                  -0-             -0-
M.R. Charpentier      -0-             -0-               19,570          29,629                  -0-             -0-
                      ---             ---              -------         -------                  ---            ---

Total                 -0-           $ -0-              283,053         250,848                $ -0-         $ 1,500

OTHER ARRANGEMENTS

         EMPLOYMENT CONTRACTS. Agreements with the Company's executive officers provide that, following a change in control, the Company will (i) continue their employment for 36 months without reduction in compensation or benefits and (ii) provide them with a severance payment should the Company terminate their employment during the 36 months. The amount of the severance payment would be three times annualized compensation. Other agreements provide that they are entitled to receive incentive compensation under their incentive compensation plans described above for the balance of the fiscal year in the event of a change in control.

         SENIOR EXECUTIVE RETIREMENT PLANS. Three of the Company's executive officers are eligible for retirement benefits under an executive retirement plan, which provides for an annual payment at normal retirement age equal to 60% of average cash compensation for Mr. Lang (subject to a cap of $300,000 per year), 45% for Ms. Spiess and 30% for Mr. Mahler for the highest five years of the last ten years of employment. Mr. LaVelle and Mr. Charpentier are eligible for retirement benefits under an executive retirement plan, which provides for an annual payment at normal retirement age equal to 45% and 30%, respectively, of average monthly compensation times years of service (up to 20) divided by 20. The benefit for each plan is payable for fifteen years in the case of retirement after age 65. Estimated annual benefits payable to Mr. Lang, Mr. LaVelle, Ms. Spiess, Mr. Mahler and Mr. Charpentier under these plans following retirement at age 65 (age 72 for Mr. Lang) are $300,000, $84,000, $154,980, $74,026, and $27,000, respectively. A trust agreement has been entered into with Wells Fargo, as trustee, under which the trustee is to hold the assets required to fund the plans and make the required distributions.

DIRECTORS COMPENSATION

          Directors who are not officers or employees of the Company each received a quarterly fee of $4,500, fees of $900 for each Board of Directors meeting attended and $700 for each committee meeting attended, and an option grant for 6,000 shares of common stock of the Company at an exercise price of $12.063 per share on January 3, 2000, pursuant to the 1996 Stock Option Plan for Non-Employee Directors. Under the Stock Option Plan, each outside director receives an annual grant of options to purchase 6,000 shares of Analysts International common stock. The exercise price of the options is the fair market value of Analysts International common stock on the date of grant, and each option has a term of ten years and becomes exercisable in four equal installments commencing on the first anniversary of the date of grant and continuing for the three successive anniversaries thereafter. In the event of the retirement (as defined in the Plan) or death of an outside director, all options granted to such director shall become immediately exercisable.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

OWNERSHIP OF COMPANY COMMON SHARES BY MANAGEMENT

         The following table shows shares of Analysts International common stock beneficially owned by the Company's directors and executive officers as of March 22, 2001:

                                                                    Acquirable
                                        Common Shares               Within 60                 Total
              Name                        Owned (1)                 Days (2)                 Ownership
              ----                   -----------------             -----------              ---------

       Victor C. Benda (3)               1,132,618                     1,500              1,134,118
       Marti R. Charpentier                 30,235                    20,583                 50,818
       Willis K. Drake                      46,599                    15,000                 61,599
       Frederick W. Lang                   458,854                    59,771                518,625
       Michael J. LaVelle                   17,771                    47,006                 64,777
       Margaret A. Loftus                    6,085                    15,000                 21,085
       Thomas R. Mahler                     89,252                    21,962                111,214
       Edward M. Mahoney                    18,051                    15,000                 33,051
       Robb L. Prince                        5,475                    15,000                 20,475
       Sarah P. Spiess                      88,827                    45,250                134,077
                                                                                          ----------

       All Directors and
            Executive Officers:                                                           2,149,839(4)

----------

(1) Except as otherwise indicated, each person possesses sole voting and investment power over the shares shown.

(2) Shares that can be purchased under Analysts International stock option plans.

(3) Mr. Benda has shared voting power and shared investment power over 313,425 shares indicated in the amount shown as beneficially owned by him.

(4) Total ownership by management is 8.9% of the outstanding shares. Mr. Benda owns 4.7% of the total outstanding shares, and Mr. Lang owns 2.1% of the total shares. No other executive officer or director owns more than 1% of the total outstanding shares.

PRINCIPAL SHAREHOLDERS

         The table below sets forth certain information as to each person or entity known to the Company to be the beneficial owner of more than 5% of the Company's common stock:

         NAME AND ADDRESS                    NUMBER OF SHARES          PERCENT
         OF BENEFICIAL OWNER                 BENEFICIALLY OWNED        OF CLASS
         -------------------                 ------------------        --------

         T. Rowe Price Associates, Inc.         1,659,200 (1)             6.9%
         100 East Pratt Street
         Baltimore, MD  21202

         Richard Born                           1,313,400 (2)             5.4%
         1535 Bohns Point Road
         Orono, MN  55391

         Neuberger Berman, LLC                  1,283,609 (3)             5.3%
         605 Third Avenue
         New York, NY  10158

-------------------------

(1) As reported in its Schedule 13G dated February 12, 2001, T. Rowe Price Associates has sole voting power over 363,500 shares and has sole dispositive power over 1,659,200 shares. These securities are owned by various individual and institutional investors which T. Rowe Price Associates, Inc. (Price Associates) serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Price Associates is deemed to be a beneficial owner of such securities; however, Price Associates expressly disclaims that it is, in fact, the beneficial owner of such securities.

(2) As reported in his Schedule 13G dated June 6, 2000, Mr. Born has sole voting power over 1,313,400 shares.

(3) As reported in its Schedule 13G dated February 1, 2001, Neuberger Berman, LLC has sole voting power over 436,109 shares, shared voting power over 847,500 shares and shared dispositive power over 1,283,609 shares. These securities are owned by various individual and institutional investors which Neuberger Berman, LLC serves as investment adviser with power to direct investments and/or sole power to vote the securities. For purposes of the reporting requirements of the Securities Exchange Act of 1934, Neuberger Berman, LLC is deemed to be a beneficial owner of such securities; however, Neuberger Berman, LLC expressly disclaims that it is, in fact, the beneficial owner of such securities.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the six month transition period ended December 31, 2000:

         a. No director, executive officer, holder of more than five percent of the Company's common stock or members of the immediate family of any of the foregoing persons had any direct or indirect material interest in any transaction or series of transactions to which the Company was a party and in which the amount exceeded $60,000, nor is any such transaction proposed;

         b. The Company was not a party with any entity in which any of the Company's directors was an executive officer, held more than a 10% equity interest, was a member of or of counsel to (in the case of a law firm) or was a partner or executive officer (in the case of an investment banking firm), in any transaction involving payments of more than five percent of the gross revenues of either the Company or such entity, nor is any such transaction proposed; and

          c. No director, executive officer or (i) any member of the immediate family of any of the foregoing, (ii) any corporation or beneficial holder of ten percent or more of any class of equity securities, or (iii) any trust or other estate in which such person served as a trustee or in a similar capacity was indebted to the Company in excess of $60,000.

          d.      Subparagraph d. of this Item is not applicable.

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.1      CONSOLIDATED FINANCIAL STATEMENTS

         The following financial statements are filed as part of this report:

         Consolidated balance sheets at December 31, 2000 and June 30, 2000 and 1999

         Consolidated statements of income for the six months ended December 31, 2000 and 1999 (unaudited) and the years ended June 30, 2000, 1999, and 1998.

         Consolidated statements of cash flows for the six months ended December 31, 2000 and 1999 (unaudited), and the years ended June 30, 2000, 1999 and 1998

         Consolidated statements of shareholders' equity for the six months ended December 31, 2000 and 1999 (unaudited) the years ended June 30, 2000, 1999, and 1998

         Notes to Consolidated Financial Statements

         Independent Auditors' Report

a.2      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

         The following financial statement schedule is filed as part of this report:

         Independent Auditors' Report on Schedule

         Schedule II. Valuation and Qualifying Accounts

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

     3-b Restated Bylaws. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

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

     3-e Amendment to Articles of Incorporation to increase authorized shares to 120 million (Exhibit A to Definitive Proxy Statement dated September 8, 1998, Commission File No. 0-0409, incorporated by reference).

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

     10-i Trust Agreement dated October 20, 1992, with Norwest Bank Minneapolis,
          N.A. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

     10-j Form of letter agreement providing employment continuation following a change of control. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

     10-k Form of letter agreement providing incentive bonus protection following a change of control. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

     10-l Note Purchase Agreement dated December 30, 1998 (Exhibit 4(v)
          Quarterly Report on Form 10-Q for second quarter of fiscal year 1999, Commission File No. 0-4090, incorporated by reference).

     11   Calculations of Earnings Per Share.

     21   Subsidiaries of Registrant.

     23   Independent Auditors' Consent.

     24   Powers of Attorney.


b.       REPORTS ON FORM 8-K.

         On December 29, 2000, the Company filed a form 8-K announcing a change in the Company's fiscal year-end from June 30 to December 31, effective December 31, 2000.

               INDEPENDENT AUDITORS' REPORT ON SCHEDULE

Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

         We have audited the consolidated financial statements of Analysts International Corporation and its subsidiaries as of December 31, 2000 and June 30, 2000 and 1999, and for the six months ended December 31, 2000 and each of the three years in the period ended June 30, 2000, and have issued our report thereon dated February 26, 2001 (March 30, 2001 as to note E of the consolidated financial statements); such consolidated financial statements and report are included in this transitional report on the form 10-KT. Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiaries, listed in Item 14
a.2. This consolidated financial statement schedule is the responsibility of Analysts International Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 26, 2001 (March 30, 2001 as to note E of the consolidated financial statements)

                                   SCHEDULE II

                       ANALYSTS INTERNATIONAL CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                            ADDITIONS
                                        ---------------------------------------------------------------------------------
                                          Balance at      Charged to          Charged      Write-offs,       Balance
                                           beginning      costs and          to other         net of         at end
Description                                of period       expenses          accounts       recoveries      of period
-----------                                ---------       --------          --------       ----------      ---------
Allowance for doubtful accounts:
Six months ended December 31, 2000        $1,100,000      $1,555,000                          $545,000    $2,110,000
Year ended June 30, 2000                     850,000         350,000         $180,000(1)       280,000     1,100,000
Year ended June 30, 1999                     750,000         989,000                           889,000       850,000
Year ended June 30, 1998                     550,000         502,000                           302,000       750,000


(1) Represents reserve established for Sequoia receivables on April 25, 2000, the date of the acquisition.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2001         ANALYSTS  INTERNATIONAL  CORPORATION

                                        By: /s/  F.W. Lang
                                        ----------------------------
                                        F.W. Lang, Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1924, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                        TITLE                                            DATE
---------                        -----                                            ----
/s/  F.W. Lang                  Chairman & Chief Executive Officer               March 30, 2001
--------------------------      (Principal Executive Officer)
F. W. Lang


/s/  M.R. Charpentier           Vice President, Finance and Treasurer
--------------------------      (Principal Finance and Accounting Officer)
M. R. Charpentier


--------------------------      President and Chief Operating Officer
M.J. LaVelle*


---------------------------     Director
V.C. Benda*


--------------------------      Director
W.K. Drake*


--------------------------      Director
M.A. Loftus*


--------------------------      Director
E.M. Mahoney*


--------------------------      Director
R.L. Prince*


*F. W. Lang, by signing his name hereto, hereby signs this Form 10-KT on behalf of the persons indicated pursuant to powers of attorney filed herewith.

                              /s/  F.W. Lang
                              ------------------------------------------------
                                     F.W. Lang, Chairman

                                  EXHIBIT INDEX


EXHIBIT NUMBER           DESCRIPTION
--------------           -----------
      11                 Calculations of Earnings Per Share.

      21                 Subsidiaries of Registrant.

      23                 Independent Auditors' Consent.

      24                 Powers of Attorney.


For a list of exhibits incorporated by reference and not filed with this Form 10-KT, see Item 14 a.3 at pages 38-39 of this Form 10-KT.