Form 10-Q
period 2001-03-31
ANALYSTS INTERNATIONAL CORP
filed 2001-05-15
CIK 6292

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001

                                       or

            |_| Transition Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                          Commission file number 0-4090

                       ANALYSTS INTERNATIONAL CORPORATION

                          Minnesota         41-0905408

                              3601 West 76th Street
                              Minneapolis, MN 55435
                                 (952) 835-5900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

As of April 27, 2001, 24,195,124 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets
           March 31, 2001 (Unaudited) and December 31, 2000                  3

         Condensed Consolidated Statements of Operations
           Three Months Ended March 31, 2001 and 2000 (Unaudited)            4

         Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2001 and 2000 (Unaudited)            5

         Notes to Condensed Consolidated Financial Statements (Unaudited)    6-7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8-9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    10

Analysts International Corporation
Condensed Consolidated Balance Sheets

                                                                  March 31, 2001   December 31, 2000
                                                                  --------------   -----------------
(Dollars in thousands)                                              (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                          $  9,884          $  2,192
   Accounts receivable, less allowance for doubtful accounts            97,173            98,495
   Prepaid expenses and other current assets                             6,756             8,192
                                                                      --------          --------
      Total current assets                                             113,813           108,879

Property and equipment, net                                             28,640            28,752
Intangible assets, net of accumulated amortization                      48,556            49,335
Other assets                                                            15,034            14,763
                                                                      --------          --------
                                                                      $206,043          $201,729
                                                                      ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                   $ 36,372          $ 34,250
   Dividend payable                                                         --             1,452
   Salaries and vacations                                               13,241             8,515
   Self-insured health care reserves and other accruals                  5,528             5,766
   Long-term debt, current portion                                       5,250             5,250
   Restructuring accruals, current portion                               4,761             5,798
                                                                      --------          --------
      Total current liabilities                                         65,152            61,031

Long-term debt                                                          35,750            35,750
Restructuring accruals, non-current portion                                750               750
Deferred compensation accrual                                            8,581             9,115
Shareholders' equity                                                    95,810            95,083
                                                                      --------          --------
                                                                      $206,043          $201,729
                                                                      ========          ========

Note: The balance sheet at December 31, 2000 has been taken from the audited financial statements at that date, and condensed.

            See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                      Three Months Ended March 31
                                                                     -----------------------------
(In thousands except per share amounts)                                 2001                2000
                                                                     ---------           ---------
Professional services revenues:
    Provided directly                                                $ 110,378           $  98,903
    Provided through sub-suppliers                                      34,062              33,552
                                                                     ---------           ---------
      Total revenues                                                   144,440             132,455

Expenses:
    Salaries, contracted services and direct charges                   118,326             108,626
    Selling, administrative and other operating costs                   23,415              20,944
    Amortization of goodwill and other intangible assets                   775                 162
                                                                     ---------           ---------

Operating income                                                         1,924               2,723
Non-operating income                                                        90                 438
Interest expense                                                          (771)               (358)
                                                                     ---------           ---------

Income before income taxes                                               1,243               2,803
Income tax expense                                                         472               1,073
                                                                     ---------           ---------

Net income                                                           $     771           $   1,730
                                                                     =========           =========

Per common share:
    Net income (basic)                                               $     .03           $     .08
    Net income (diluted)                                             $     .03           $     .08

    Average common shares outstanding                                   24,195              22,593
    Average common and common equivalent shares outstanding             24,289              22,632

            See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                         Three Months Ended March 31
                                                         ---------------------------
(In thousands)                                             2001               2000
                                                         --------           --------
Net cash provided by operating activities                $ 10,349           $  4,446

Cash flows from investing activities:
Property and equipment additions                           (1,209)              (411)
Investment in alliance partners                                --             (3,202)
Proceeds from property and equipment sales                      4                 17
                                                         --------           --------
Net cash used in investing activities                      (1,205)            (3,596)

Cash flows from financing activities:
     Cash dividends paid                                   (1,452)            (2,260)
     Proceeds from borrowings                               2,220                 --
     Repayment of borrowings                               (2,220)                --
     Proceeds from exercise of stock options                   --                 99
                                                         --------           --------
Net cash used in financing activities                      (1,452)            (2,161)

Net increase (decrease) in cash and equivalents             7,692             (1,311)

Cash and cash equivalents at beginning of period            2,192             35,081
                                                         --------           --------

Cash and cash equivalents at end of period               $  9,884           $ 33,770
                                                         ========           ========

            See notes to condensed consolidated financial statements.

                       ANALYSTS INTERNATIONAL CORPORATION
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.    Summary of Significant Accounting Policies

      Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, at March 31, 2001 and the results of operations and the cash flows for the periods ended March 31, 2001 and 2000 have been made. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

      Comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments) for the three months ended March 31, 2001 and 2000 was $727,000 and $1,730,000 respectively.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 transitional report to shareholders.

2.    Long-term Debt

      In January 2000 the Company secured a $25 million bank line of credit. This line of credit was increased to $30 million in December 2000 and was amended in March, 2001 to modify cash flow leverage, debt service coverage, and debt to capitalization ratio covenants. Under the terms of the line of credit, which expires in January 2003, the Company may choose to take advances or pay down the outstanding balance daily, or request a fixed term advance for one, two, three or six months. The daily advances on the line bear interest at the bank's prime rate (8.0% at March 31, 2001), while the fixed term advances bear interest at the applicable EuroDollar rate plus 2.00%. A commitment fee of .375% is charged on the unused portion of the line. At March 31, 2001 the Company had outstanding three EuroDollar advances. One at $8,000,000 matured on April 20, 2001 and was rolled into another $8,000,000 note maturing on June 20, 2001 accruing interest at 6.460%. The other two advances of $7,000,000 and $6,000,000 mature on May 21, 2001 and are accruing interest at 8.701%.

      In December 1998 the Company entered into a Note Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. The Note Purchase Agreement was amended in March, 2001 to modify certain covenants contained in the agreement. Minimum future maturities on these Notes is as follows: 2001, $5,250,000; 2002, $4,000,000; 2003, $3,000,000;
      2004, $3,000,000; 2005, $2,500,000; 2006, $2,250,000.

      Both debt agreements contain, among other things, provisions regarding maintenance of certain operating and working capital ratios and minimum net worth requirements, and restrictions on payments of dividends on common stock. The Company's operating and working capital ratios and net worth are in excess of the minimum net requirements at March 31, 2001.

3.    Shareholders' Equity

                                                           Three Months Ended
                                                             March 31, 2001
                                                             --------------
                                                             (In thousands)

      Balance at beginning of period                             $ 95,083
      Unrealized loss on investments                                  (44)
      Net income                                                      771
                                                                 --------
      Balance at end of period                                   $ 95,810
                                                                 ========

4.    Net Income Per Common Share

      Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The difference between average common shares and average common and common equivalent shares for the period ended March 31, 2001 and 2000 is the result of outstanding stock options.

5.    Restructuring

      In December 2000, the Company recorded a restructuring charge of $7.0 million. Of this charge, $2.6 million related to workforce reductions (primarily non-billable staff), and $4.4 million related to lease termination and abandonment costs (net of sub-lease income) including an amount for assets to be disposed of in conjunction with this consolidation.

      A summary of first quarter activity with respect to the restructuring charge is as follows:

                                          Workforce     Office Closure/
                                          Reduction      Consolidation     Total
                                          ---------      -------------     -----

      Balance at December 31, 2000          $2,204          $4,344        $6,548

      Cash expenditures                        825             212         1,037
                                            ------          ------        ------

      Balance at March 31, 2001             $1,379          $4,132        $5,511
                                            ======          ======        ======

Item 2.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                   Three Months Ended March 31, 2001 and 2000

Changes in Financial Condition

Working capital at March 31, 2001 was $48.7 million, up 1.9% from the $47.8 million at December 31, 2000. This includes cash and cash equivalents of $9.9 million compared to $2.2 million at December 31, 2000 and accounts receivable of $97.2 million compared to $98.5 million at December 31, 2000. The ratio of current assets to current liabilities has decreased slightly since December
31, 2000 while the ratio of total assets to total liabilities has improved slightly.

In January of 2000, the Company secured a $25 million bank line of credit. This line of credit was increased to $30 million in December 2000. At March 31, 2001 there was $9.0 million available to be drawn on this line of credit.

The Company's primary need for working capital is to support accounts receivable and to fund the time lag between payroll disbursement and receipt of fees billed to clients. The Company continues to be able to support the growth in its business with internally generated funds and the use of the line of credit. The Company's sub-supplier contracts are not expected to burden working capital.

On December 19, 2000, the Board of Directors declared a quarterly dividend of $.06 per share payable February 15, 2001 to shareholders of record on January 31, 2001. The Board of Directors considers whether to declare dividends each quarter based on the Company's performance, cash position, and anticipated earnings, cash flows, and cash requirements.

The Company believes funds generated from its business, current cash balances and existing credit lines are adequate to meet demands placed upon its resources by its operations, and capital investments. There can be no assurance that continuation of the current industry-wide slow-down will not require the Company to seek future amendments to certain debt covenants.

Results of Operations

Revenues provided directly for the three months ended March 31, 2001 were $110.4 million, an increase of 11.6% from the same period a year ago. This increase is a result of additional revenue provided by the Sequoia acquisition offset by a 6.9% reduction in billable hours, which reduction is the result of an industry-wide slowdown. While the Company has been able to hold rates consistent from the prior year, there can be no assurance the Company will be able to continue this as competitive conditions in the industry make it difficult for the Company to increase or maintain the hourly rates it charges for services. Revenues provided through sub-suppliers for the three-month period were $34.0 million, an increase of 1.5% over the same period a year ago. This increase is the result of the addition of new clients in Managed Services and growth with existing clients.

Personnel totaled 4,600 at March 31, 2001, including employees added due to the Sequoia acquisition, compared to 4,150 at March 31, 2000, reflecting a 10.8% increase. The increase consists primarily of billable technical staff offset by reductions in administrative and management personnel in connection with the restructuring.

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were 81.9% of revenues for the three months ended March 31, 2001 compared to 82.0% for the same period a year ago. By comparison, these costs were 83.0% of revenues for the previous quarter. The Company's efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of its billable technical staff. Labor costs, however, are difficult to control because of the highly skilled technical personnel the Company seeks to hire and retain. It is also difficult to pass on labor costs increases to customers due to intense competition in the industry, and as a result of the industry-wide slowdown. Although the Company continuously attempts to control the factors which affect this category of expense, there can be no assurance the Company will be able to maintain or improve this level.

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 16.2% of revenues for the three months ended March 31, 2001 compared to 15.8% for the same period a year ago. During the current quarter, this category of expense included a consulting fee of $525,000 for assistance in setting the overall strategic direction of the Company. By comparison, these costs were 20.3% of revenues for the previous quarter including certain unusual charges. While the Company is committed to careful management of these costs, there can be no assurance the Company will be able to maintain these costs at their current relationship to revenues.

Amortization of goodwill and other intangible assets has increased from $162,000 for the three months ended March 31, 2000 to $775,000 for the three months ended March 31, 2001, primarily as a result of increased intangible balances following the acquisition of Sequoia.

Non-operating income, consisting primarily of interest income, has declined from $438,000 for the three months ended March 31, 2000 to $90,000 for the three months ended March 31, 2001. Interest expense has increased from $358,000 to $771,000 during the same periods. These changes are primarily the result of the decrease in cash and cash equivalents and the increase in outstanding debt as a result of the acquisition of Sequoia.

Net income for the three months ended March 31, 2001 decreased 55.4% over the same period a year ago. As a percentage of revenue, net income has decreased to
 .5% for the three months ended March 31, 2001 from 1.3% for the three months ended March 31, 2000. This decrease is primarily a result of the increases, as a percent of revenue, in the expenses discussed above. The Company's net income as a percentage of revenues provided directly for the three months ended March 31, 2001 and 2000 was .7% and 1.7%, respectively.

In December 2000, the Company recorded a restructuring charge of $7.0 million. Of this charge, $2.6 million related to workforce reductions (primarily non-billable staff), and $4.4 million related to lease termination and abandonment costs (net of sub-lease income) including an amount for assets to be disposed of in conjunction with this consolidation.

A summary of first quarter activity with respect to the restructuring charge is as follows:

                                    Workforce     Office Closure/
                                    Reduction      Consolidation      Total
                                    ---------      -------------      -----

Balance at December 31, 2000          $2,204          $4,344          $6,548

Cash expenditures                        825             212           1,037
                                      ------          ------          ------

Balance at March 31, 2001             $1,379          $4,132          $5,511
                                      ======          ======          ======

Item 3.

           Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks on outstanding variable interest rate debt obligations totaling $21.0 million at March 31, 2001. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $210,000.

PART II. OTHER INFORMATION

Item 6.

                        Exhibits and Reports on Form 8-K

      (a) First Amendment to the Note Purchase Agreement Dated as of December 30, 1998.

      (b)   Second Amendment to Credit Agreement Dated as of January 31, 2000.

      (c)   Amended Bylaws of the Corporation.

      (d)   Analysts International Corporation 2000 Non-Qualified Stock Option
            Plan.

      (e) Form of Agreements Providing Salary and Incentive Bonus Protection Following a Change of Control

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

                                      ANALYSTS INTERNATIONAL CORPORATION
                                      ----------------------------------
                                                  (Registrant)


Date  May 15, 2001                    By /s/ Marti R. Charpentier
      ------------                      ----------------------------------------
                                        Marti R. Charpentier
                                        Vice President and Treasurer


Date May 15, 2001                     By /s/ David J. Steichen
     ------------                       ------------------------------------
                                        David J. Steichen
                                        Controller and Assistant
                                        Treasurer (Chief Accounting Officer)

                                  Exhibit Index

Exhibit Number                         Exhibit
--------------                         -------
    6(a) First Amendment to the Note Purchase Agreement Dated as of December 30, 1998

    6(b)          Second Amendment to Credit Agreement Dated as of January 31,
                  2000

    6(c)          Amended Bylaws of the Corporation

    6(d)          Analysts International Corporation 2000 Non-Qualified Stock
                  Option Plan

    6(e) Form of Agreements Providing Salary and Incentive Bonus Proctection Following a Change in Control