Form 10-Q
period 2001-06-30
ANALYSTS INTERNATIONAL CORP
filed 2001-08-14
CIK 6292

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

                                       or

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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No
                                       --



As of July 31, 2001, 24,195,651 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                      INDEX



                                                                                                        PAGE
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets
           June 30, 2001 (Unaudited) and December 31, 2000                                               3

         Condensed Consolidated Statements of Income
           Three and six month periods ended June 30, 2001 and 2000 (Unaudited)                          4

         Condensed Consolidated Statements of Cash Flows
           Six months ended June 30, 2001 and 2000 (Unaudited)                                           5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                               6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         8-11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      11


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                11


PART I.  FINANCIAL INFORMATION

Item 1.

ANALYSTS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)                                                                    June 30,            December 31,
                                                                                            2001                  2000
                                                                                       ---------------       --------------
ASSETS                                                                                  (Unaudited)

Current assets:
   Cash and cash equivalents                                                               $  4,219             $  2,192
   Accounts receivable, less allowance for doubtful accounts                                104,099               98,495
   Prepaid expenses and other current assets                                                  4,652                8,192
                                                                                           --------             --------
     Total current assets                                                                   112,970              108,879

Property and equipment, net                                                                  28,220               28,752
Intangible assets, net of accumulated amortization                                           47,573               49,335
Other assets                                                                                 14,646               14,763
                                                                                           --------             --------
                                                                                           $203,409             $201,729
                                                                                           ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                        $ 36,318             $ 34,250
   Dividend payable                                                                              --                1,452
   Salaries and vacations                                                                     8,180                8,515
   Self-insured health care reserves and other accounts                                       9,597                5,766
   Long-term debt, current portion                                                            5,250                5,250
   Restructuring accruals, current portion                                                    2,068                5,798
                                                                                           --------             --------
     Total current liabilities                                                               61,413               61,031

Long-term debt, non-current portion                                                          35,750               35,750
Restructuring accruals, non-current portion                                                   2,100                  750
Deferred compensation accrual                                                                 8,720                9,115
Shareholders' equity                                                                         95,426               95,083
                                                                                           --------             --------
                                                                                           $203,409             $201,729
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

ANALYSTS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)


(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                                   Three Months Ended               Six Months Ended
                                                                               June 30                          June 30
                                                                      ------------------------         -----------------------
                                                                           2001          2000                2001       2000
                                                                           ----          ----                ----       ----
Professional services revenues:
   Provided directly                                                   $108,343      $104,604            $218,721   $203,507
   Provided through sub-suppliers                                        37,450        33,758              71,512     67,310
                                                                       --------      --------            --------   --------
      Total revenues                                                    145,793       138,362             290,233    270,817

Expenses:
   Salaries, contracted services and direct charges                     120,942       112,386             239,268    221,012
   Selling, administrative and other operating costs                     22,726        22,567              46,141     43,511
   Amortization of goodwill and other intangible assets                     849           533               1,624        695
                                                                       --------      --------            --------   --------


Operating income                                                          1,276         2,876               3,200      5,599
Non-operating income                                                         67           384                 157        822
Interest expense                                                           (737)         (524)             (1,508)      (882)
                                                                       --------      --------            --------   --------

Income before income taxes and minority interest                            606         2,736               1,849      5,539
Income taxes                                                                233           675                 705      1,748
Minority interest                                                            --           113                  --        113
                                                                       --------      --------            --------   --------

Net income                                                             $    373      $  1,948            $  1,144   $  3,678
                                                                       ========      ========            ========   ========

Per common share:
   Net income (basic)                                                  $    .02      $    .09            $    .05   $    .16
   Net income (diluted)                                                $    .02      $    .09            $    .05   $    .16

Average common shares outstanding                                        24,195        22,606              24,195     22,600
Average common and common equivalent shares outstanding                  24,274        22,611              24,282     22,622




            See notes to condensed consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



(IN THOUSANDS)                                                                                       Six Months Ended
                                                                                                         June 30
                                                                                             ---------------------------------
                                                                                                  2001               2000
                                                                                                  ----               ----
Net cash provided by operating activities                                                     $   6,274         $   4,932

Cash flows from investing activities:
   Property and equipment additions                                                              (2,082)           (1,291)
   Proceeds from property and equipment sales                                                        13                21
   Payments for aquisitions                                                                          --           (42,687)
   Investment in alliance partners                                                                   --            (3,012)
   Investment in marketable securities                                                               --              (190)
                                                                                              ---------         ---------
Net cash used in investing activities                                                            (2,069)          (47,159)

Cash flows from financing activities:
   Cash dividends paid                                                                           (2,178)           (4,527)
   Proceeds from borrowings                                                                      11,470            50,094
   Repayment of borrowings                                                                      (11,470)          (36,518)
   Proceeds from exercise of stock options                                                           --               127
                                                                                              ---------         ---------

Net cash (used in) provided by financing activities                                              (2,178)            9,176
                                                                                              ---------         ---------
Net increase (decrease) in cash and equivalents                                                   2,027           (33,051)

Cash and equivalents at beginning of period                                                       2,192            35,081
                                                                                              ---------         ---------

Cash and equivalents at end of period                                                         $   4,219         $   2,030
                                                                                              =========         =========



            See notes to condensed consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of income for the three month and six month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001 and the results of operations and the cash flows for the periods ended June 30, 2001 and 2000 have been made. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 transitional report filed with the Securities and Exchange Commission.

        Comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments) for the three and six months ended June 30, 2001 was $342,000, and $1,069,000, respectively, and for the three and six months ended June 30, 2000 was $1,925,000 and $3,655,000, respectively.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.


2.      LONG-TERM DEBT

        In January 2000 the Company secured a $25 million bank line of credit. This line of credit was increased to $30 million in December 2000 and was amended in March and August, 2001 to modify the interest rates paid and the cash flow leverage, debt service coverage and debt to capitalization ratio covenants. Under the terms of the line of credit, which expires in January 2003, the Company may choose to take advances or pay down the outstanding balance daily, or request a fixed term advance for one, two, three or six months. The daily advances on the line bear interest at the bank's prime rate plus .25% (7.00% at June 30, 2001), while the fixed term advances bear interest at the applicable EuroDollar rate plus 3.00%. A commitment fee of .50% is charged on the unused portion of the line.

        At June 30, 2001 the Company had outstanding three EuroDollar advances. One at $7,000,000 matured on July 20, 2001 and was rolled into another $7,000,000 note maturing on October 18, 2001 and accruing interest at 5.813%. The other two advances of $6,000,000 and $8,000,000 mature on August 20, 2001 and October 1, 2001, respectively, and are accruing interest at 6.0625% and 5.836%, respectively.

        In December 1998 the Company entered into a Notes Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. The Note Purchase Agreement was amended in March and August, 2001 to modify certain covenants contained in the agreement. Also, the August amendments increased the interest rate from 7% to 9%. Minimum future maturities on these Notes is as follows:
        2001, $5,250,000; 2002, $4,000,000; 2003, $3,000,000; 2004, $3,000,000;
        2005, $2,500,000; 2006, $2,250,000.

        Both debt agreements contain, among other things, provisions regarding maintenance of certain operating and working capital ratios and minimum net worth requirements, and restriction on the payment of dividends on common stock. The Company's operating and working capital ratios and net worth are in excess of the minimum net requirements.

3.      SHAREHOLDERS' EQUITY

                                                                       SIX MONTHS ENDED
                                                                         JUNE 30, 2001
                                                                         -------------
                                                                        (IN THOUSANDS)
       Balance at beginning of period                                        $95,083
       Cash dividends declared                                                  (726)
       Unrealized loss on investments                                            (75)
       Net income                                                              1,144
                                                                             -------
       Balance at end of period                                              $95,426
                                                                             =======


4.      NET INCOME PER COMMON SHARE

        Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The difference between average common shares and average common and common equivalent shares for the periods ended June 30, 2001 and 2000 is the result of outstanding stock options.

5.       RESTRUCTURING

        In December 2000, the Company recorded a restructuring charge of $7.0 million. Of this charge, $2.6 million related to workforce reductions (primarily non-billable staff), and $4.4 million related to lease termination and abandonment costs (net of sub-lease income) including an amount for assets to be disposed of in conjunction with this consolidation.

        A summary of activity for the six months ended June 30, 2001 with respect to the restructuring charge is as follows:

                                                    WORKFORCE              OFFICE CLOSURE/
(In Thousands)                                      REDUCTION               CONSOLIDATION                 TOTAL
                                                    ---------              ---------------               ------
       Balance at December 31, 2000                   $2,204                   $4,344                    $6,548

       Non-cash charges                                   --                       21                        21

       Cash expenditures                               1,744                      615                     2,359
                                                      ------                   ------                    ------

       Balance at June 30, 2001                       $  460                   $3,708                    $4,168
                                                      ======                   ======                    ======


        During the three months ended June 30, 2001, in response to a weakening real estate market, and to better manage its resources, the Company chose not to pay substantial lump sum fees to terminate many of its leases. Instead, the Company has abandoned and is attempting to sublease these spaces. As a result of this change, the Company has reclassified $1,350,000 of the Office Closure/Consolidation reserve to a long-term liability.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Six Months Ended June 30, 2001 and 2000


The following discussion of the results of our operations and our financial condition should be read in conjunction with our consolidated financial statements and the related notes to consolidated financial statements in this 10Q, our other filings with the Securities and Exchange Commission and our other investor communications.

CAUTIONARY STATEMENT UNDER THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We make forward looking statements in this discussion. These forward looking statements are statements which are not historical fact or current status. You can usually identify our forward looking statements by our use of words such as "believe", "intends", "possible", "estimates", "anticipates", "expects", "plans" and other similar expressions.

Our forward looking statements all involve a high level of risk and uncertainty. Actual results, therefore, could differ dramatically from our targets, projections and expectations.

Some of the risk factors which could cause our actual results to differ are general business conditions, the availability of qualified technical staff, our ability to control and improve our profit margins, whether we can maintain our business relations with key customers, and our ability to grow revenues through internal growth and acquisitions. We cannot control or predict any of the risk factors and uncertainties in our business. You can gather more information about these and other risk factors and uncertainties in our business by reading our SEC reports and our investor relations materials. You can also get information about risk and uncertainty by listening to our quarterly conference calls. We notify the public of these conference calls in our quarterly earnings releases and on our website at www.analysts.com.

You should bear in mind that we are not necessarily going to publicly update any of these forward looking statements. Also, you should remember that our past performance is not necessarily an indication of what our performance will be in the future.

CHANGES IN FINANCIAL CONDITION

Working capital at June 30, 2001 was $51.6 million, up 8.0% from the $47.8 million at December 31, 2000. This includes cash and cash equivalents of $4.2 million compared to $2.2 million at December 31, 2000 and accounts receivable of $104.1 million compared to $98.5 million at December 31, 2000. The ratio of current assets to current liabilities has increased slightly since December 31, 2000 while the ratio of total assets to total liabilities has decreased slightly.

In December 1998 we borrowed $20 million. In connection with this loan, we signed a Note Purchase Agreement. In January of 2000, we obtained a $25 million bank line of credit. This line of credit was increased to $30 million in December 2000. At June 30, 2001 we had $9.0 million available to us under this line of credit. Both the Note Purchase Agreement and the line of credit were amended in March and August, 2001 and restrict us in a number of ways, including payment of dividends and repurchase of our stock. Also, these loan agreements require us to maintain certain levels of cash, working capital, earnings and the like. We are in full compliance with the restrictions and requirements of both loans. We do not believe that these restrictions or requirements will have an adverse significant effect on us, although we may need to amend them to make them less burdensome if the industry-wide slowdown continues longer and deeper than we currently anticipate.

Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll disbursement and receipt of fees billed to clients. We continue to be able to support the growth in our business with internally generated funds and the use of the line of credit. Our sub-supplier contracts are not expected to burden working capital.

On April 19, 2001 the Board of Directors declared a quarterly dividend of $.03 per share payable May 15, 2001 to shareholders of record on April 30, 2001. On July 19, 2001, the Board declared a dividend of $.01 per share payable August 15, 2001 to shareholders of record on July 30, 2001. Each quarter the Board of Directors considers our performance, cash position, anticipated earnings, cash flows, and cash requirements in determining whether to declare dividends.

We believe funds generated from our business, current cash balances and existing credit lines are adequate to meet demands placed upon our resources by our operations, capital investments and payment of any declared dividend.

RESULTS OF OPERATIONS

REVENUES

Revenues provided directly for the six months ended June 30, 2001 were $218.7 million, an increase of 7.5% from the same period a year ago. For the three months ended June 30, 2001 revenues provided directly were $108.3 million, an increase of 3.6% over the same period a year ago. These increases are the result of additional revenue provided by the Sequoia acquisition, offset by reductions in billable hours resulting from the industry-wide slowdown. While we have been able to hold rates consistent with the prior year, there can be no assurance we will be able to continue this as competitive conditions in the industry make it difficult for us to increase or maintain the hourly rates we charge for our services.

Revenues provided through sub-suppliers for the six and three month periods ended June 30, 2001 were $71.5 million and $37.5 million, respectively. This represents increases of 6.2% and 10.9% over the same periods a year ago. These increases are the result of new clients in Managed Services and growth with existing clients.

PERSONNEL HEADCOUNT

Personnel totaled 4,425 as of June 30, 2001. Of this total, 3,675 were technical consultants. This is down compared to March 31, 2001 numbers of 4,600 for total staff and 3,825 technical consultants. The decrease of 150 consultants came in our staffing business as assignments were completed and new assignments were not available. The decrease of 25 overhead staff was planned as part of our reorganization and restructuring. We now believe consultant headcount will remain steady or slightly decline until the business environment for IT services improves. The 4,425 total personnel at June 30, 2001 reflects a decrease from 4,800 at June 30, 2000, a 7.8% decrease. This decrease consists of approximately 140 administrative and management positions in connection with the restructuring along with a decrease in billable technical staff.

LABOR COSTS

Salaries, contracted services and direct charges, which represent primarily our direct labor cost, were 82.4% of revenues for the six months ended June 30, 2001 compared to 81.6% for the same period a year ago. These costs were 83.0% of revenues for the three months ended June 30, 2001 and 81.2% of revenues for the three months ended June 30, 2000. By comparison, these costs were 81.9% of revenues for the first quarter of fiscal 2001 and 83.0% of revenues for the fourth quarter of calendar 2000.

Our efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of our billable technical staff. Labor costs, however, are difficult to control because of the highly skilled technical personnel we seek to hire and retain. It is also difficult to pass on labor costs increases to customers due to intense competition in the industry, and as a result of the industry-wide slowdown. Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Our labor costs as a percentage of revenue for the quarter and six months ended June 30, 2001 have increased from the same periods a year ago and from the first quarter of this year. We believe the following factors are directly tied to the industry-wide slowdown in business and account for this increase. First, we are agreeing to lower hourly rates to attempt to keep our share of available business. Second, our reduction in technical staff headcount to rightsize our organization carries with it certain costs. Third, we experienced a lower utilization rate, which means a higher level of unbilled idle time than in prior periods. We expect that lower hourly rates will prevail as long as the industry-wide slowdown continues. We believe that we will not be required to reduce significantly our technical billable headcount. We are working to improve our utilization rate and believe that it will improve before the end of 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 15.9% of revenues for the six months ended June 30, 2001 compared to 16.1% for the same period a year ago. These costs were 15.6% of revenues for the three months ended June 30, 2001 and 16.3% of revenues for the three months ended June 30, 2000. By comparison, these costs were 16.2% of revenues for the first quarter of fiscal 2001 (which includes a one time fee of $525,000 for consultants' assistance in setting strategic direction) and 15.8% of revenues for the first quarter of calendar 2000. While we are committed to careful management of these costs, there can be no assurance we will be able to maintain these costs at their current relationship to revenues.

AMORTIZATION OF GOODWILL

Amortization of goodwill and other intangible assets has increased from $533,000 and $695,000 respectively, for the three and six months ended June 30, 2000 to $849,000 and $1,624,000 respectively for the three and six months ended June 30, 2001, primarily as a result of increased intangible balances following the acquisition of Sequoia.

NON-OPERATING INCOME

Non-operating income, consisting primarily of interest income, has declined from $384,000 and $822,000, respectively for the three and six months ended June 30, 2000 to $67,000 and $157,000, respectively for the three and six months ended June 30, 2001. Interest expense has increased from $524,000 and $882,000, respectively to $737,000 and $1,508,000 respectively during the same periods. These changes are primarily the result of a decrease in cash and cash equivalents and an increase in outstanding debt as a result of the acquisition of Sequoia.

NET INCOME

Net income for the three and six month periods ended June 30, 2001 decreased 80.9% and 68.9% respectively over the same periods a year ago. As a percentage of revenue, net income has decreased to .3% and .4%, respectively for the three and six month periods ended June 30, 2001 from 1.4% for both the three and six month periods ended June 30, 2000. This decrease is primarily a result of the increases, as a percent of revenue, in the expenses discussed above. Our net income as a percentage of revenues provided directly for the three and six months ended June 30, 2001 was .3% and .5% respectively and for the three and six month end June 30, 2000 was 1.9% and 1.8%, respectively.

RESTRUCTURING ACTIVITIES

A summary of activity for the six months ended June 30, 2001 with respect to the restructuring charge is as follows:


                                                    WORKFORCE              OFFICE CLOSURE/
(In Thousands)                                      REDUCTION               CONSOLIDATION                 TOTAL
                                                    ---------              ---------------                -----
Balance at December 31, 2000                          $2,204                   $4,344                    $6,548

Non-cash charges                                          --                       21                        21

Cash expenditures                                      1,744                      615                     2,359
                                                      ------                   ------                    ------

Balance at June 30, 2001                              $  460                   $3,708                    $4,168
                                                      ======                   ======                    ======



During the three months ended June 30, 2001, in response to a weakening real estate market, and to better manage our resources, we chose not to pay substantial lump sum fees to terminate many of its leases. Instead, we have abandoned and are attempting to sublease these spaces. As a result of this change, we have reclassified $1,350,000 of the Office Closure/Consolidation reserve to a long-term liability.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding variable interest rate obligations totaling $21.0 million at June 30, 2001. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $210,000.

PART II.  OTHER INFORMATION

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                       ANALYSTS INTERNATIONAL CORPORATION
                                       ----------------------------------
                                                 (Registrant)




Date  AUGUST 14, 2001                  By /S/ MARTI R. CHARPENTIER
      ---------------                    ------------------------------------
                                         Marti R. Charpentier
                                         Vice President and Treasurer

Date AUGUST 14, 2001                   By /S/ DAVID J. STEICHEN
     ---------------                     ------------------------------------
                                         David J. Steichen
                                         Controller and Assistant
                                         Treasurer (Chief Accounting Officer)