Form 10-Q
period 2001-09-30
ANALYSTS INTERNATIONAL CORP
filed 2001-11-14
CIK 6292

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

                                       or

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

                                    Yes  X  No
                                        ---
As of October 31, 2001, 24,196,535 shares of the Registrant's Common Stock were outstanding.

                       ANALYSTS INTERNATIONAL CORPORATION

                                      INDEX

                                                                                                PAGE
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets
           September 30, 2001 (Unaudited) and December 31, 2000                                    3

         Condensed Consolidated Statements of Income
           Three and nine month periods ended September 30, 2001 and 2000 (Unaudited)              4

         Condensed Consolidated Statements of Cash Flows
           Nine months ended September 30, 2001 and 2000 (Unaudited)                               5

         Notes to Condensed Consolidated Financial Statements (Unaudited)                        6-7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations  8-11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                               11


Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                         11


PART I.  FINANCIAL INFORMATION

Item 1.

ANALYSTS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)


                                                                  September 30,         December 31,
                                                                     2001                 2000
                                                                ----------------      --------------
                                                                  (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                        $  8,748             $  2,192
   Accounts receivable, less allowance for doubtful accounts          99,377               98,495
   Prepaid expenses and other current assets                           5,475                8,192
                                                                    --------             --------
     Total current assets                                            113,600              108,879

Property and equipment, net                                           28,725               28,752
Intangible assets, net of accumulated amortization                    46,771               49,335
Other assets                                                          14,469               14,763
                                                                    --------             --------
                                                                    $203,565             $201,729
                                                                    ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $ 37,881             $ 34,250
   Dividend payable                                                       --                1,452
   Salaries and vacations                                             10,781                8,515
   Self-insured health care reserves and other accounts                6,361                5,766
   Long-term debt current portion                                      5,250                5,250
   Restructuring accruals, current portion                             1,388                5,798
                                                                    --------             --------
     Total current liabilities                                        61,661               61,031

Long-term debt, non-current portion                                   35,750               35,750
Restructuring accruals, non-current portion                            2,100                  750
Deferred compensation accrual                                          8,856                9,115
Shareholders' equity                                                  95,198               95,083
                                                                    --------             --------
                                                                    $203,565             $201,729
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

ANALYSTS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30                      September 30
                                                                -------------------------          ---------------------
                                                                    2001           2000               2001       2000
                                                                    ----           ----               ----       ----
Professional services revenues:
  Provided directly                                              $100,479       $116,412            $319,200   $319,919
  Provided through sub-suppliers                                   36,517         32,159             108,029     99,469
                                                                 --------       --------            --------   --------
     Total revenues                                               136,996        148,571             427,229    419,388

Expenses:
  Salaries, contracted services and direct charges                113,732        119,228             353,000    340,240
  Selling, administrative and other operating costs                21,700         24,867              67,841     68,378
  Amortization of goodwill and other intangible assets                803            718               2,427      1,413
                                                                 --------       --------            --------   --------

Operating income                                                      761          3,758               3,961      9,357
Non-operating income                                                   40              9                 197        831
Interest expense                                                     (749)          (703)             (2,257)    (1,585)
                                                                 --------       --------            --------   ---------

Income before income taxes and minority interest                       52          3,064               1,901      8,603
Income taxes                                                           20          1,123                 725      2,871
Minority interest                                                      --            236                  --        349
                                                                 --------       --------            --------   --------
Net income                                                       $     32       $  1,705            $  1,176   $  5,383
                                                                 ========       ========            ========   ========

Per common share:
  Net income (basic)                                             $    .00       $    .08            $    .05   $    .24
  Net income (diluted)                                           $    .00       $    .08            $    .05   $    .24

Average common shares outstanding                                  24,196         22,607              24,195     22,585
Average common and common equivalent shares outstanding            24,280         22,607              24,296     22,629


            See notes to condensed consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(IN THOUSANDS)


                                                            Nine Months Ended
                                                               September 30
                                                        ------------------------
                                                           2001          2000
                                                           ----          ----
Net cash provided by operating activities               $ 12,865       $ 1,336

Cash flows from investing activities:
   Property and equipment additions                       (3,911)       (2,658)
   Proceeds from property and equipment sales                 16            22
   Payments for aquisitions                                   --       (42,687)
   Investment in alliance partners                            --        (3,012)
   Investment in marketable securities                        --          (190)
                                                        ---------      --------
Net cash used in investing activities                     (3,895)      (48,525)

Cash flows from financing activities:
   Cash dividends paid                                    (2,420)       (6,788)
   Proceeds from borrowings                               31,885       108,183
   Repayment of borrowings                               (31,885)      (88,733)
   Proceeds from exercise of stock options                     6           127
                                                        ---------      --------
Net cash (used in) provided by financing activities       (2,414)       12,789

                                                        ---------      --------
Net increase (decrease) in cash and equivalents            6,556       (34,400)

Cash and equivalents at beginning of period                2,192        35,081
                                                        ---------      --------

Cash and equivalents at end of period                   $  8,748       $   681
                                                        =========      ========


            See notes to condensed consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of income for the three month and nine month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2001 and the results of operations and the cash flows for the periods ended September 30, 2001 and 2000 have been made. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

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

     Comprehensive income (i.e. net income plus available-for-sale securities valuation adjustments) for the three and nine months ended September 30, 2001 was $8,000, and $1,077,000, respectively, and for the three and nine months ended September 30, 2000 was $1,803,000 and $5,458,000, respectively.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 will require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and that the use of the pooling-of-interest method is no longer allowed. SFAS No. 142 requires that upon adoption, amortization of goodwill will cease and instead, the carrying value of goodwill will be evaluated for impairment on an annual basis. Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No.121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 142 is effective for the Company's fiscal year beginning January 1, 2002. The Company is evaluating the impact of the adoption of these standards and has not yet determined the effect of adoption on its financial position and results of operations.


2.   LONG-TERM DEBT

     In January 2000 the Company secured a $25 million bank line of credit. This line of credit was increased to $30 million in December 2000 and was amended in March and August, 2001 to modify the interest rates paid and the cash flow leverage, debt service coverage and debt to capitalization ratio covenants. Under the terms of the line of credit, which expires in January 2003, the Company may choose to take advances or pay down the outstanding balance daily, or request a fixed term advance for one, two, three or six months. The daily advances on the line bear interest at the bank's prime rate plus .25% (6.25% at September 30, 2001), while the fixed term advances bear interest at the applicable EuroDollar rate plus 3.00%. A commitment fee of .50% is charged on the unused portion of the line.

     At September 30, 2001 the Company had outstanding two EuroDollar advances. One at $8,000,000 matured on October 1, 2001 and was rolled into another $8,000,000 note maturing on December 3, 2001 and accruing interest at 5.3125%. The other advance of $6,000,000 matures on November 20, 2001 and is accruing interest at 6.5625%. In addition, at September 30, 2001, the Company had $7,000,000 outstanding under the daily advance portion of the note accruing interest at 6.25%.

     In December 1998 the Company entered into a Notes Purchase Agreement whereby it sold $20,000,000 of 7% Senior Notes due December 30, 2006. The Note Purchase Agreement was amended in March and August, 2001 to modify certain covenants contained in the agreement. Also, the August amendments increased the interest rate from 7% to 9%. Minimum future maturities on these Notes is as follows:
     2001, $5,250,000; 2002, $4,000,000; 2003, $3,000,000; 2004, $3,000,000;
     2005, $2,500,000; and 2006, $2,250,000.

     Both debt agreements contain, among other things, provisions regarding maintenance of certain operating and working capital ratios and minimum net worth requirements, and restriction on the payment of dividends on common stock. The Company's operating and working capital ratios and net worth are in excess of the minimum net requirements.

3.   SHAREHOLDERS' EQUITY

                                                      NINE MONTHS ENDED
                                                     SEPTEMBER 30, 2001
                                                     ------------------
                                                       (IN THOUSANDS)

     Balance at beginning of period                       $95,083
     Cash dividends declared                                 (968)
     Proceeds upon exercise of stock options                    6
     Unrealized loss on investments                           (99)
     Net income                                             1,176
                                                          -------
     Balance at end of period                             $95,198
                                                          =======

4.   NET INCOME PER COMMON SHARE

     Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." The difference between average common shares and average common and common equivalent shares for the periods ended September 30, 2001 and 2000 is the result of outstanding stock options.

5.   RESTRUCTURING

     In December 2000, the Company recorded a restructuring charge of $7.0 million. Of this charge, $2.6 million related to workforce reductions (primarily non-billable staff), and $4.4 million related to lease termination and abandonment costs (net of sub-lease income) including an amount for assets to be disposed of in conjunction with this office consolidation.

     A summary of activity for the nine months ended September 30, 2001 with respect to the restructuring charge is as follows:

(IN THOUSANDS)

                                      WORKFORCE    OFFICE CLOSURE/
                                      REDUCTION     CONSOLIDATION     TOTAL
                                      ---------     -------------     -----

     Balance at December 31, 2000        $2,204        $4,344        $6,548

     Non-cash charges                        --            36            36

     Cash expenditures                    2,017         1,007         3,024
                                        -------        ------        ------

     Balance at September 30, 2001       $  187        $3,301        $3,488
                                         ======        ======        ======

     During the second quarter of fiscal 2001, in response to a weakening real estate market, and to better manage its resources, the Company chose not to pay substantial lump sum fees to terminate many of its leases. Instead, the Company has abandoned and is attempting to sublease these spaces. As a result of this change, the Company reclassified $1,350,000 of the office closure/consolidation reserve to a long-term liability.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Nine Months Ended September 30, 2001 and 2000


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

CHANGES IN FINANCIAL CONDITION

Working capital at September 30, 2001 was $51.9 million, up 8.6% from the $47.8 million at December 31, 2000. This includes cash and cash equivalents of $8.7 million compared to $2.2 million at December 31, 2000 and accounts receivable of $99.4 million compared to $98.5 million at December 31, 2000. The ratio of current assets to current liabilities has increased slightly since December 31, 2000 while the ratio of total assets to total liabilities has decreased slightly.

In December 1998 we borrowed $20 million and signed a Note Purchase Agreement. In January 2000, we obtained a $25 million bank line of credit. This line of credit was increased to $30 million in December 2000. At September 30, 2001 we had $9.0 million available to us under this line of credit. Both the Note Purchase Agreement and the line of credit were amended in March and August, 2001 and restrict us in a number of ways, including payment of dividends and repurchase of our stock. Also, these loan agreements require us to maintain certain levels of cash, working capital, earnings and the like. We are in full compliance with the restrictions and requirements of both loans; however, we are in negotiations with our current lenders and potential new lenders to reposition our borrowings with the expectation of making these restrictions and requirements less burdensome. We have agreed with our existing lenders to complete these negotiations during the fourth quarter.

Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll disbursement and receipt of fees billed to clients. We continue to be able to support our business with internally generated funds and our present line of credit.

On July 19, 2001, the Board declared a dividend of $.01 per share payable August 15, 2001 to shareholders of record on July 30, 2001. Each quarter the Board of Directors considers our performance, cash position, anticipated earnings, cash flows, and cash requirements in determining whether to declare dividends. At the October 18, 2001 meeting of the Board, the Board voted to suspend the payment of dividends so as to preserve working capital.

We believe funds generated from our business, current cash balances and existing credit lines are adequate to meet demands placed upon our resources by our operations and capital investments.

RESULTS OF OPERATIONS

REVENUES

Revenues provided directly for the nine months ended September 30, 2001 were $319.2 million, essentially flat with the same period a year ago. For the three months ended September 30, 2001 revenues provided directly were $100.5 million, a decrease of 13.7% from the same period a year ago. These decreases are the result of reductions in billable technical consultants resulting from the industry-wide slowdown. While we have been able to hold average rates consistent with the prior year, there can be no assurance we will be able to continue this as competitive conditions in the industry make it difficult for us to increase or maintain the hourly rates we charge for our services.

Revenues provided through sub-suppliers for the nine and three month periods ended September 30, 2001 were $108.0 million and $36.5 million, respectively. This represents increases of 8.6% and 13.6% over the same periods a year ago. These increases are the result of new Managed Services clients and growth with existing Managed Services clients.

PERSONNEL HEADCOUNT

Personnel totaled 4,200 as of September 30, 2001. Of this total, 3,500 were technical consultants. This is down compared to June 30, 2001 numbers of 4,425 for total staff and 3,675 technical consultants. The decrease of 175 consultants came in our staffing business as assignments were completed and new assignments were not available. The decrease of 50 overhead staff was planned as part of our reorganization and restructuring. We now believe consultant headcount will remain steady or slightly decline until the business environment for IT services improves. The 4,200 total personnel at September 30, 2001 reflects a decrease of 14.3% from 4,900 at September 30, 2000. This decrease consists of approximately 190 administrative and management positions eliminated in connection with the restructuring along with a decrease in billable technical staff.

LABOR COSTS

Salaries, contracted services and direct charges, which represent primarily our direct labor cost, were 82.6% of revenues for the nine months ended September 30, 2001 compared to 81.1% for the same period a year ago. These costs were 83.0% of revenues for the three months ended September 30, 2001 and 80.2% of revenues for the three months ended September 30, 2000. By comparison, these costs were 83.0% of revenues for the second quarter of fiscal 2001 and 81.9% of revenues for the first quarter of fiscal 2001.

Our efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of our billable technical staff. Labor costs, however, are difficult to control because of the highly skilled technical personnel we seek to hire and retain. It is also difficult to pass on labor cost increases to customers due to intense competition in the industry, and as a result of the industry-wide slowdown. Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Our labor costs as a percentage of revenue for the quarter and nine months ended September 30, 2001 have increased from the same periods a year ago and from the first half of this year. We believe the following factors are directly tied to the industry-wide slowdown in business and account for this increase. First, in some cases we are agreeing to lower hourly rates to attempt to keep our share of available business. Second, our reduction in technical staff headcount to rightsize our organization carries with it certain costs. Third, in certain areas we are experiencing a lower utilization rate, which means a higher level of unbilled idle time than in prior periods. We expect continuing pressure on hourly rates as long as the industry-wide slowdown continues. We believe we will not be required to reduce significantly our total technical billable headcount. We are, however, working to improve our utilization rate by managing headcount in the areas of our business experiencing lower utilization.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, administrative and other operating costs, which include commissions, employee fringe benefits and location costs, represented 15.9% of revenues for the nine months ended September 30, 2001 compared to 16.3% for the same period a year ago. These costs were 15.8% of revenues for the three months ended September 30, 2001 and 16.7% of revenues for the three months ended September 30, 2000. By comparison, these costs were 15.6% of revenues for the second quarter of fiscal 2001 and 16.2% of revenues for the first quarter of fiscal 2001. While these costs as a percentage of revenues increased slightly from the second to the third quarter of fiscal 2001, the actual dollars spent in this area declined. This is the result of our continuing efforts to reduce costs. While we are committed to careful management of these costs, there can be no assurance we will be able to maintain these costs at their current relationship to revenues.

AMORTIZATION OF GOODWILL

Amortization of goodwill and other intangible assets has increased from $718,000 and $1,413,000, respectively, for the three and nine months ended September 30, 2000 to $803,000 and $2,427,000, respectively, for the three and nine months ended September 30, 2001, primarily as a result of increased intangible balances following the acquisition of Sequoia.

NON-OPERATING INCOME

Non-operating income, consisting primarily of interest income, has increased from $9,000 to $40,000, respectively, for the three month periods ended September 30, 2000 and 2001, and decreased from $831,000 to $197,000, respectively, for the nine month periods ended September 30, 2000 and 2001. Interest expense has increased from $703,000 and $1,585,000 respectively to $749,000 and $2,257,000, respectively, during the same periods. These changes are primarily the result of a decrease in cash and cash equivalents and an increase in outstanding debt as a result of the acquisition of Sequoia.

NET INCOME

Net income for the three and nine month periods ended September 30, 2001 decreased 98.1% and 78.2%, respectively, over the same periods a year ago. As a percentage of revenue, net income has decreased to .0% and .3%, respectively, for the three and nine month periods ended September 30, 2001 from 1.1% and 1.3%, respectively, for the three and nine month periods ended September 30, 2000. This decrease is primarily a result of the increases, as a percentage of revenue, in the expenses discussed above. Our net income as a percentage of revenues provided directly for the three and nine months ended September 30, 2001 was .0% and .4%, respectively, and for the three and nine months ended September 30, 2000 was 1.5% and 1.7%, respectively.

RESTRUCTURING ACTIVITIES

A summary of activity for the nine months ended September 30, 2001 with respect to the restructuring charge is as follows:

 (IN THOUSANDS)

                                   WORKFORCE      OFFICE CLOSURE/
                                   REDUCTION       CONSOLIDATION       TOTAL
                                   ---------       -------------       -----

 Balance at December 31, 2000       $2,204            $4,344          $6,548

 Non-cash charges                       --                36              36

 Cash expenditures                   2,017             1,007           3,024
                                    -------           -------         -------

 Balance at September 30, 2001      $  187            $3,301          $3,488
                                    =======           =======         =======

During the second quarter of fiscal 2001, in response to a weakening real estate market, and to better manage our resources, we chose not to pay substantial lump sum fees to terminate many of our leases. Instead, we have abandoned and are attempting to sublease these spaces. As a result of this change, we have reclassified $1,350,000 of the office closure/consolidation reserve to a long-term liability.

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

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks on outstanding variable interest rate obligations totaling $21.0 million at September 30, 2001. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which would result in an annual interest expense increase of approximately $210,000.

PART II.  OTHER INFORMATION

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

a)   Second Amendment to the Note Purchase Agreement Dated as of December 30,
     1998.

b)   Third Amendment to Credit Agreement Dated as of January 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                     ANALYSTS INTERNATIONAL CORPORATION
                                                 (Registrant)

Date NOVEMBER 14, 2001               By /s/ Marti R. Charpentier
     -----------------                  ----------------------------------
                                        Marti R. Charpentier
                                        Vice President Finance and Treasurer

Date NOVEMBER 14, 2001               By /s/ David J. Steichen
     -----------------                  ------------------------------------
                                        David J. Steichen
                                        Controller and Assistant
                                        Treasurer (Chief Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER

      6(a) Second Amendment to the Note Purchase Agreement Dated as of December 30, 1998

      6(b)     Third Amendment to Credit Agreement Dated as of January 31, 2000