Form 10-K
period 2001-12-31
ANALYSTS INTERNATIONAL CORP
filed 2002-04-01
CIK 6292

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2001

Commission file number  0-4090

ANALYSTS INTERNATIONAL CORPORATION

    (Exact name of Registrant as specified in its charter)

Minnesota	41-0905408
(State of Incorporation)	(IRS Identification No.)

3601 West 76th Street, Minneapolis, Minnesota	55435
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:	952/835-5900

Securities registered pursuant to Section 12 (b) of the Act:	NONE

Securities registered pursuant to Section 12 (g) of the Act:	Common Stock, par value $.10 per share
Common Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 5, 2002 was $97,525,000 based upon the closing price as reported by Nasdaq.

As of March 5, 2002 there were 24,196,705 shares of the registrant’s common stock outstanding.

PART I

Item 1.  Business.

                Analysts International Corporation and its subsidiaries (“Analysts International,” “Analysts” or the “Company”) is a highly diversified eBusiness and Information Technology consulting and services firm. The Company’s mission is to provide clients with IT vision and value in addressing their IT needs. Analysts International serves over 1,000 client companies through a network of sales offices. The Company also has a minor presence in Canada and the United Kingdom.

Approximately 90 percent of Analysts’ revenue are from services provided to its existing customer base, which consists primarily of Fortune 500® companies. This high percentage of repeat business demonstrates the Company’s emphasis on customer satisfaction and development of long-term relationships with customers who have an ongoing need for the services Analysts International provides. Analysts offers its clients a full range of information technology consulting and software services offerings sometimes referred to in the industry as “solutions.”  These services and solutions include custom software application development under Company project management, traditional supplemental IT and software engineering staffing under client project management, and single source staffing of programmers and other software professionals through the Company’s Managed Services Group.  The Company also assists clients with their service needs in areas such as eBusiness consulting, mobile and wireless computing, network infrastructure, applications development and legacy system maintenance.  The Company’s engagements have involved nearly every type and manufacture of computer and all of the major operating systems.

In April 2000, the Company acquired 80.1% of the outstanding common stock of SequoiaNET.com, Inc. (“Sequoia”).  The Company acquired the remaining 19.9% of Sequoia effective December 29, 2000.  The Company believes that Sequoia has strengthened the Company’s eBusiness capabilities, particularly in network infrastructure and web-based applications, and has given the Company market share dominance in the Detroit—Greater Michigan market.  The acquisition also brought the Company key relationships with Microsoft, Cisco, Dell, HP and other key vendors in the network infrastructure arena. The Company has combined SequoiaNET.com’s offerings with select offerings of the Company into Analysts International’s Sequoia Services Group. These practices include Internet Development, Applications Integration, Enterprise Networking, Product Procurement, Sequoia Connect, Field Engineering, Hosting and Call Center.  The Sequoia Services Group offers its services in other geographical markets through Analysts International’s 34 district sales offices and customer service sites.

One of Analysts International’s largest customers is Qwest Communications.  The Qwest unit served by the Company is headquartered in Denver and provides telecommunication services, as well as domestic and international cable and telephone, wireless communications, directory and information services.  To meet these needs, and to facilitate its management of the computer programmers and other technical personnel on assignment at Qwest, the Managed Services Group of the Company fills requirements, manages assigned personnel and provides time record keeping/billing services through proprietary software developed specifically for this service offering.  The Company’s contract expires January 31, 2003, subject to Qwest’s right to cancel on 45 days’ notice, with an automatic one-year extension.  Revenue from services provided to Qwest was approximately 15% for the year ended December 31, 2001, and approximately 13%, 22%, and 23% during the six month period ended December 31, 2000, and the two fiscal years ended June 30, 2000 and 1999, respectively.  Loss of this business could have a material adverse effect on the Company.

The Company has expanded the Managed Services Group offering to other clients, including Chevron Information Technology Company (Chevron Corporation’s technology subsidiaries), Salt River Project (the nation’s third largest public power utility), International Trucking, PacifiCare, and Motorola, including Motorola’s Semi-Conductor Products subsidiary.  These Managed Services Group customers use the Company as their sole source for supplemental IT/software engineering staffing.

Analysts International provides services through all of its districts to various divisions of International Business Machines Corporation (IBM).  The Company is a national service provider under IBM’s National Procurement initiative.  During the six-months ended December 31, 2000, the Company successfully underwent a re-bidding process with IBM, and was awarded a three-year contract as one of only five national service providers.  The Company’s contract with IBM expires October 31, 2003, subject to IBM’s right to cancel for convenience on 30 days’ written notice.  IBM’s National Procurement initiative requires the Company and other participating vendors to accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM.  There can be no assurance, however, that volume will offset lower rates.  IBM business under the national contract accounted for approximately 15% of revenue in the year ended December 31, 2001, and 14%, 17% and 16% of revenue in the six month period ended December 31, 2000 and in each of the last two fiscal years ended June 30, 2000 and 1999, respectively.  Loss of this business could have a material adverse effect on the Company.

                Analysts International provides its services to a wide range of industries.  Its revenue for the fiscal year ended December 31, 2001, was derived from services rendered to customers in the following industry groups:

Approximate Percent of FY 2001 Revenue
Telecommunications/Transportation	23.4%
Electronics/Manufacturing	19.3%
Services	14.6%
Oil and Chemical	13.7%
Health Care	9.6%
Financial	7.6%
Government	4.4%
Merchandising	2.1%
Other	5.3%

                Analysts International provided services to more than 1,000 clients during the year ended December 31, 2001.  Consistent with its practices in prior years, the Company rendered these services almost exclusively on a time and materials hourly rate basis under which invoices for services rendered were submitted no less frequently than monthly with payment generally due in 30 days.

Organization and Marketing

                Analysts International provides its software services through its district sales and customer service offices, assigned on a geographical basis to one of two regions.  Each district sales office is staffed with technical personnel and is managed by a district sales manager (DSM), who has primary responsibility for the profitability of the district.  The DSM has broad authority to conduct the operation of the office, subject to adherence to corporate policies.  In general, customer service offices are established to support specific projects for one or more specific customers at locations not served by a district sales office and are managed by a district sales office within the same geographical region.  A customer service office may become a district sales office when the volume of business and the prospects for additional business justify the additional expenses associated with district office status.

During the year ended December 31, 2001, the Company maintained offices in the following locations: Atlanta, Austin, Boca Raton, Chicago, Cincinnati/Dayton, Cleveland, Columbus (Ohio), Dallas, Danbury, Denver, Des Moines, Detroit, Houston, Indianapolis, Kansas City, Iselin (New Jersey), Lexington (Kentucky), Los Angeles, Minneapolis, New York City, Omaha, Phoenix, Portland, Raleigh/Durham, Rochester (Minnesota), Rochester (New York), St. Louis, San Francisco, Seattle, Silicon Valley, Tampa, Toronto, Canada and Tulsa.

Analysts International utilizes its own direct sales force to sell its services.  At December 31, 2001, the Company’s sales staff totaled more than 120 in number.  The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the Company’s business.  At December 31, 2001, the Company’s recruiting staff totaled more than 50 in number.

Competition

                Analysts International competes with the software consulting divisions of several large companies (including Accenture, IBM, Olsten, Volt and Manpower) on a national basis.  These organizations and their software consulting divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

The Company also competes with other national software services companies such as Computer Task Group, Ciber,
Keane Inc. and Computer Horizons.

The Company’s district and customer services offices compete in local market areas with numerous regional and locally based software services firms.  Most of these competitors are approximately the same size as or smaller than the Company’s local office, although in certain market areas they are larger than the Company’s local office.

Analysts believes its total staff and sales volume are larger than most of the national, regional and local software services companies, but in some market areas certain of these competitors may be larger.  Although there are no comprehensive industry statistics available, the Company believes it is among the ten largest national software services companies in the United States.

Principal competitive factors in the software services business include technical expertise, responsiveness to customers’ needs, reputation and credibility, and hourly rates.  Analysts International believes it is competitive in these respects.

Personnel

                Analysts International has approximately 3,800 personnel. Of these, approximately 3,200 are systems analysts, computer programmers and other business/technology personnel whose services are billable to clients.  Several years of programming experience is generally a prerequisite to employment with the Company.

Maintaining the present volume of the Company’s business and growing that business depends to a significant extent on the Company’s ability to attract and retain qualified technical personnel.  Although the Company has been able to attract and retain qualified technical personnel and believes its personnel relations are satisfactory, there can be no assurance that Analysts International will be able to continue to attract and retain such personnel.  Its inability to do so could have a material adverse effect on the Company’s business.

Other Matters

                Analysts International was incorporated under Minnesota law on March 29, 1966.  Its principal office is identified in response to Item 2 below.  Raw materials, seasonality, compliance with environmental protection laws, and patents, trademarks, licenses, franchises or other concessions are not material to an understanding of the Company’s business.  No portion of the Company’s business is subject to re-negotiation of profits at the election of the government.  Backlog is not material because nearly all of the Company’s contracts for services, including contracts with the government (which are not material), are terminable by either the customer or the Company on notice of 30 days or less.

Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

          The statements included in this document that are not strictly historical fact, including without limitation, the Company’s statements relating to the continued need of current and prospective customers for the Company’s services and the Company’s ability to win that business, the effects of competition and the Company’s ability to respond to competitive conditions, the availability of qualified professional staff, the Company’s ability to increase billing rates as labor costs increase, the Company’s ability to maintain gross margin levels and control operating cost increases, the Company’s belief they will have the ability to secure favorable terms for the refinancing of the Company’s debt and the Company’s ability to achieve and maintain profitability are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Words such as “believes,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements.  Such statements are based on the Company’s current expectations as of the date of this document but involve risks, uncertainties and other factors which could cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements.

Item 2.  Properties.

                Analysts International’s principal executive offices and the Minneapolis district office are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building which it owns.  All other locations are held under leases with varying expiration dates ranging from 30 days to 12 years.  See Note I of Notes to Consolidated Financial Statements included in this Form 10-K.

Item 3.  Legal Proceedings.

                There are no pending legal proceedings to which the Company is a party to or to which any of its property is subject, other than routine litigation incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2001.

Executive Officers

Name	Age	Title

Frederick W. Lang	77	Chairman and Chief Executive Officer since 1989; President and Chief Executive Officer from 1966-1989; Treasurer from 1987-1989.

Michael J. LaVelle	62	President and Chief Operating Officer since 1999; Sr.Vice President of Operations from 1998 to 1999; Southern Region Vice President in 1996; Dallas Branch Manager from 1989 to 1996.

John D. Bamberger	46	Senior Vice President of Sales and Operations since 2000; Chief Executive Officer of SequoiaNET.com from 1989 to 2000.

Sarah P. Spiess	60	Executive Vice President since 1996; Senior Vice President during 1996; Vice President and General Manager of Southern Region from 1992 to 1996; Minneapolis Branch Manager from 1979 to 1992.

Colleen M. Davenport	39	Secretary and General Counsel since 2000; assistant secretary and associate general counsel from 1989 to 2000.

Marti R. Charpentier	46	Vice President, Finance and Treasurer since 1999; Corporate Controller and Assistant Treasurer from 1989 to 1999.

Terms of office expire as of the Annual Meeting in 2002.

PART II

The following portions of the Company’s annual report to shareholders for the fiscal year ended December 31, 2001 are incorporated by reference in response to Items 5, 6, 7 and 8 as follows:

Items in Form 10-K	Caption/Section in Annual Report	Page
5	Stock Data	30

6	Five Year Financial Summary	31

7	Management’s Discussion and Analysis	12

7A	Market Conditions, Business Outlook and Risks to Our Business	16

8	Consolidated Financial Statements	18

Item 9.          Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure.

There have been no disagreements with or changes in the Company’s independent auditors within the past two fiscal years.

PART III

The information regarding executive officers required by Item 10 is set forth under the caption “Executive Officers” in Part I of this Form 10-K.  Other information called for in Part III, including information regarding directors (Item 10), executive compensation (Item 11), and security ownership of certain beneficial owners and management (Item 12), is set forth in the Company’s definitive proxy statement for the annual meeting of shareholders to be held May 1, 2002, filed pursuant to Regulation 14A, as follows:

Items in Form 10-K	Caption in Definitive Proxy Statement	Page
10	Election of Directors	2-5

11	Executive Compensation	8-12

12	Election of Directors and Principal Shareholders	2-5, 15

Item 13.        Certain Relationships and Related Transactions.

                During fiscal 2001:

a.                                       No director, executive officer, holder of more than five percent of the Company’s common stock or members of the immediate family of any of the foregoing persons had any direct or indirect material interest in any transaction or series of transactions to which the Company was a party and in which the amount exceeded $60,000, nor is any such transaction proposed;

b.                                      The Company was not a party with any entity in which any of the Company’s directors was an executive officer, held more than a 10% equity interest, was a member of or of counsel to (in the case of a law firm) or was a partner or executive officer (in the case of an investment banking firm), in any transaction involving payments of more than five percent of the gross revenues of either the Company or such entity, nor is any such transaction proposed; and

c.                                       No director, executive officer or (i) any member of the immediate family of any of the foregoing, (ii) any corporation or beneficial holder of ten percent or more of any class of equity securities, or (iii) any trust or other estate in which such person served as a trustee or in a similar capacity was indebted to the Company in excess of $60,000.

d.             Subparagraph d. of this Item is not applicable.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

a.1          Consolidated Financial Statements

                The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent auditors’ report are included in the following pages of its annual report to shareholders for the fiscal year ended December 31, 2001.

Description	Page in Annual Report
Consolidated balance sheets at December 31, 2001 and 2000.	18

Consolidated statements of operations for the years ended December 31, 2001 and 2000 (unaudited), the six months ended December 31, 2000, and the years ended June 30, 2000, and 1999.	19

Consolidated statements of cash flows for the years ended December 31, 2001 and 2000 (unaudited), the six months ended December 31, 2000, and the years ended June 30, 2000 and 1999.	20

Consolidated statements of shareholders’ equity for the year ended December 31, 2001, the six months ended December 31, 2000, and the years ended June 30, 2000 and 1999.	21

Notes to Consolidated Financial Statements	22-28

Independent Auditors’ Report	29

Report of Management	30

a.2           Consolidated Financial Statement Schedules.

Description	Page Herein
Independent Auditors’ Report on Schedule	12

Schedule II. Valuation and Qualifying Accounts	13

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

4-b

Rights Agreement dated as of June 16, 1989 between Analysts International Corporation and Norwest Bank Minnesota, N.A., as Rights Agent which includes the form of Rights Certificate and Summary of Rights (Exhibit A to the Registrant’s Form 8-A dated June 16, 1989, Commission File No. 0-4090, incorporated by reference).

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

10-a	Senior Executive Retirement Plan (Exhibit 10-e to Annual Report on Form 10-K for fiscal year 1984, Commission File No. 0-4090, incorporated by reference).

10-b	Deferred Compensation Plan (Exhibit 10-g to Annual Report on Form 10-K for fiscal year 1984, Commission File No. 0-4090, incorporated by reference).

10-c	1985 Incentive Stock Option Plan (Exhibit 10(d) to Annual Report on Form 10-K for fiscal year 1991, Commission File No. 0-4090, incorporated by reference).

10-d	1994 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 6, 1994 for registrant’s 1994 Annual Meeting of Shareholders, Commission File No. 0-4090, incorporated by reference).

10-e	1996 Stock Option Plan for Non-employee Directors (Exhibit B to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).

10-f	1999 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 13, 1999, Commission File No. 0409, incorporated by reference).

10-g

Credit Agreement dated January 31, 2000, between Analysts International Corporation and Norwest Bank Minnesota, National Association (Exhibit 4 to Quarterly Report on Form 10-Q for quarter ended March 31, 2000, Commission File No. 0-4090, incorporated by reference).

10-h	First Amendment to the Credit Agreement dated as of January 31, 2000.

10-i

Second Amendment to the Credit Agreement dated as of January 31, 2000 (Exhibit B to Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, Commission File No. 0-4090, incorporated by reference).

10-j

Third Amendment to the Credit Agreement dated as of January 31, 2000 (Exhibit B to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 0-4090, incorporated by reference).

10-k	Fourth Amendment to Credit Agreement dated as of January 31, 2000.

10-l	Fifth Amendment to Credit Agreement dated as of January 31, 2000.

10-m	Stock Purchase Agreement dated April 12, 2000 (Exhibit 2.1 to Form 8-K, filed May 5, 2000, Commission File No. 0-4090, incorporated by reference).

10-n	Trust Agreement dated October 20, 1992, with Norwest Bank Minneapolis, N.A. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

10-o

Form of letter agreement providing employment continuation following a change of control. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

10-p

Form of letter agreement providing incentive bonus protection following a change of control. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

10-q	Note Purchase Agreement dated December 30, 1998 (Exhibit 4(v) Quarterly Report on Form 10-Q for second quarter of fiscal year 1999, Commission File No. 0-4090, incorporated by reference).

10-r

First Amendment to the Note Purchase Agreement dated as of December 30, 1998.  (Exhibit A to Quarterly Report on Form 10-Q for quarter ended March 31, 2001, Commission File No. 0-4090, incorporated by reference).

10-s

Second Amendment to the Note Purchase Agreement dated as of December 30, 1998 (Exhibit A to Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, Commission File No. 0-4090, incorporated by reference).

10-t	Third Amendment to the Note Purchase Agreement dated as of December 30, 1998.

11	Calculations of Earnings Per Share.

13	2001 Annual Report to Shareholders

21	Subsidiaries of Registrant.

23	Independent Auditors’ Consent.

24	Powers of Attorney.

b.	Reports on Form 8-K.

None.

Independent Auditors’ Report on Schedule

Shareholders and Board of Directors

Analysts International Corporation

Minneapolis, Minnesota

                We have audited the consolidated financial statements of Analysts International Corporation and its subsidiaries as of  December 31, 2001, the six months ended December 31, 2000 and each of the two years in the period ended June 30, 2000, and have issued our report thereon dated February 27, 2002 (March 18, 2002 as to the last paragraph of note E); such consolidated financial statements and report are incorporated by reference in this report on Form 10-K.  Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiaries, listed in Item 14 a.2.  This consolidated financial statement schedule is the responsibility of Analysts International Corporation’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

February 27, 2002 (March 18, 2002 as to the last paragraph of note E)

 Schedule II

Analysts International Corporation

Valuation and Qualifying Accounts

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:

Twelve months ended December 31, 2001	$2,110,000	$1,430,000		$2,370,000	$1,170,000

Six months ended December 31, 2000	1,100,000	1,555,000		545,000	2,110,000

Year ended June 30, 2000	850,000	350,000	$180,000 (1)	280,000	1,100,000

Year ended June 30, 1999	750,000	989,000		889,000	850,000

(1) Represents reserve established for Sequoia receivables on April 25, 2000, the date of the acquisition.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2002	ANALYSTS INTERNATIONAL CORPORATION

	By:	/s/ F.W. Lang
F.W. Lang, Chairman

                Pursuant to the requirements of the Securities Exchange Act of 1924, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ F.W. Lang	Chairman & Chief Executive Officer
F. W. Lang	(Principal Executive Officer)	April 1, 2002

/s/ M.R. Charpentier	Vice President, Finance and Treasurer
M. R. Charpentier	(Principal Finance and Accounting Officer)

President and Chief Operating Officer
M.J. LaVelle*

Director
J.D. Bamberger *

Director
W.K. Drake*

Director
M.A. Loftus*

Director
E.M. Mahoney*

Director
R.L. Prince*

*F. W. Lang, by signing his name hereto, hereby signs this Form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

/s/ F.W. Lang
F.W. Lang, Chairman

EXHIBIT INDEX

Exhibit Number	Description
10-h	First Amendment to the Credit Agreement dated as of January 31, 2000.

10-k	Fourth Amendment to the Credit Agreement dated as of January 31, 2000.

10-l	Fifth Amendment to the Credit Agreement dated as of January 31, 2000.

10-t	Third Amendment to the Note Purchase Agreement dated as of December 28, 2001.

11	Calculations of Earnings Per Share.

13	2001 Annual Report to Shareholders

21	Subsidiaries of Registrant.

23	Independent Auditors’ Consent.

24	Powers of Attorney.

For a list of exhibits incorporated by reference and not filed with this Form 10-K, see Item 14 a.3 at pages 10 and 11 of this Form 10-K.