Form 10-Q
period 2002-03-31
ANALYSTS INTERNATIONAL CORP
filed 2002-05-15
CIK 6292

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

☐ Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

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

Yes ☒    No     ☐

As of April 27, 2002, 24,196,967 shares of the Registrant's Common Stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

Analysts International Corporation

Condensed Consolidated Balance Sheets

(In thousands)	March 31,	December 31,
	2002	2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,135	$18,204
Accounts receivable, less allowance for doubtful accounts	79,094	83,322
Prepaid expenses and other current assets	10,873	9,309
Total current assets	91,102	110,835

Property and equipment, net	27,737	28,406
Intangible assets, net of accumulated amortization	45,457	45,656
Other assets	7,923	7,987
	$172,219	$192,884

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$30,400	$37,778
Long-term debt, current portion	25,350	41,000
Salaries and vacations	10,296	6,399
Self-insured health care reserves and other amounts	7,416	7,882
Restructuring accruals, current portion	1,051	1,154
Total current liabilities	74,513	94,213

Restructuring accruals, non-current portion	1,100	1,500
Deferred compensation accrual	6,223	6,088
Shareholders' equity	90,383	91,083
	$172,219	$192,884

Note:  The balance sheet at December 31, 2001 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands except per share amounts)	2002	2001

Professional services revenue:
Provided directly	$83,481	$110,378
Provided through sub-suppliers	31,203	34,062
Total revenues	114,684	144,440

Expenses:
Salaries, contracted services and direct charges	95,434	118,326
Selling, administrative and other operating costs	19,350	23,415
Amortization of goodwill and other intangible assets	199	775

Operating (loss) income	(299)	1,924

Non-operating income	44	90
Interest expense	(658)	(771)

(Loss) income before income taxes	(913)	1,243
Income tax (benefit) expense	(212)	472

Net (loss) income	$(701)	$771

Per common share:
Net (loss) income (basic)	$(.03)	$.03
Net (loss) income (diluted)	$(.03)	$.03

Average common shares outstanding	24,196	24,195
Average common and common equivalent shares outstanding	24,196	24,289

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2002	2001

Net cash (used in) provided by operating activities	$(837)	$10,349

Cash flows from investing activities:
Property and equipment additions	(594)	(1,209)
Proceeds from property and equipment sales	11	4
Net cash used in investing activities	(583)	(1,205)

Cash flows from financing activities:
Cash dividends paid	-	(1,452)
Proceeds from borrowings	22,065	2,220
Repayment of borrowings	(37,715)	(2,220)
Proceeds from exercise of stock options	1	-
Net cash used in financing activities	(15,649)	(1,452)

Net (decrease) increase in cash and equivalents	(17,069)	7,692

Cash and cash equivalents at beginning of period	18,204	2,192

Cash and cash equivalents at end of period	$1,135	$9,884

See notes to condensed consolidated financial statements.

Analysts International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                   Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of March 31, 2002, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001 have been prepared by the Company, without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002 and the results of operations and the cash flows for the periods ended March 31, 2002 and 2001 have been made.  The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 annual report to shareholders.

Comprehensive (loss) income (i.e. net (loss) income plus available-for-sale securities valuation adjustments) for the three months ended March 31, 2002 and 2001 was ($701,000) and $727,000, respectively.

Effective January 1, 2002, the Company adopted certain provisions of SFAS No. 142.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase required to be completed by December 31, 2002, measures the impairment.  The Company completed its first phase impairment analysis during the current quarter.  This analysis indicated an impairment of the goodwill assigned to the Network Infrastructure Reporting Unit.  The second testing phase, and the final adoption of the remaining provisions of SFAS No. 142, is expected to be completed during the second quarter.  The adoption of the remaining provisions is expected to result in the recording of an impairment charge of $12,000,000 to $15,000,000 before the effect of income taxes.

Also under SFAS No. 142, the Company will no longer amortize goodwill.  The effect of this provision of SFAS No. 142 is reflected prospectively.  Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2002	2001
Net (loss) income:
As reported	$(701)	$771
Goodwill amortization	—	576
As adjusted	$(701)	$1,347

Basic and diluted (loss) income per share:
As reported	$(0.03)	$0.03
Goodwill amortization	—	0.02
As adjusted	$0.03	$0.05

For the three months ended March 31, 2002, no goodwill or other intangibles were acquired, impaired or disposed.  Other intangibles consisted of the following:

	March 31, 2002			December 31, 2001
(In thousands)	Gross		Other	Gross		Other
	Carrying	Accumulated	Intangibles,	Carrying	Accumulated	Intangibles,
	Amount	Amoritization	Net	Amount	Amortization	Net

Customer list	$12,270	$(1,228)	$11,042	$12,270	$(1,051)	$11,219
Tradename	1,720	(155)	1,565	1,720	(133)	1,587
Workforce	—	—	—	1,340	(260)	1,080
	$13,990	$(1,383)	$12,607	$15,330	$(1,444)	$13,886

These intangibles are scheduled to be fully amortized by 2018 with corresponding amortization estimated to be approximately $800,000 per year.

2.                                   Long-term Debt

                                          In January 2000 the Company secured a $25,000,000 bank line of credit. At March 31, 2002 the Company had $6,850,000 outstanding on this line of credit, accruing interest at 9%.  The line of credit had a maturity date of June 30, 2002.

In December 1998 the Company entered into a Note Purchase Agreement whereby it sold $20,000,000 of 7% senior notes due December 30, 2006.  The Note Purchase Agreement was amended in March, August and December, 2001 to modify certain covenants contained in the agreement.  The August amendment increased the interest rate from 7% to 9%. The December amendment deferred the $5,250,000 principal payment due at December 28, 2001, required a $1,500,000 principal payment which was paid on March 29, 2002 and moved the maturity of the remaining note balance to June 30, 2002.

                                            Subsequent to March 31, 2002, the Company consummated an asset-based revolving credit facility with up to $55,000,000 of availability.  Borrowings under this credit agreement are secured by all of the Company’s assets.  This transaction closed on April 11, 2002. The Company used an initial advance of $29,800,000 to pay the outstanding balance of the senior notes ($19,100,000, including make whole obligations), the outstanding balance on the line of credit ($10,300,000), and certain transaction expenses.  Under the new revolving credit agreement, which matures on April 10, 2005, the Company must take advances or pay down the outstanding balance daily.  The Company can, however, choose to request fixed term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus .75% (5.5% on April 11, 2002) while the fixed term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures, and requires the Company to maintain a minimum accounts payable turnover ratio.  The Company believes it will be able to meet the requirements of the new agreement. Proceeds from the new credit agreement used to repay the senior notes will result in a loss on the early extinguishment of debt of approximately $700,000, before the effect of income taxes, in the quarter ending June 30, 2002.

3.           Shareholders' Equity

Three Months Ended
March 31, 2002
(In thousands)

Balance at beginning of period	$91,083
Proceeds upon exercise of stock options	1
Net loss	(701)
Balance at end of period	$90,383

4.          Net Income Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  The difference between average common shares and average common and common equivalent shares for the period ended March 31, 2001 is the result of outstanding stock options.

5.          Restructuring

In December 2000, the Company recorded a restructuring charge of $7,000,000.  Of this charge, $2,600,000 related to workforce reductions (primarily non-billable staff), and $4,400,000 related to lease termination and abandonment costs (net of sub-lease income) including an amount for assets to be disposed of in conjunction with this consolidation.

A summary of first quarter activity with respect to the restructuring charge is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance at December 31, 2001	$24	$2,630	$2,654

Cash expenditures	—	503	503

Balance at March 31, 2002	$24	$2,127	$2,151

Item 2.

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 and 2001

The following discussion of the results of our operations and our financial condition should be read in conjunction with our consolidated financial statements and the related notes to consolidated financial statements in this 10-Q, our other filings with the Securities and Exchange Commission and our other investor communications.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of our financial condition and results of operations.  We believe the accounting policies described below meet these characteristics.  Our significant accounting policies are more fully described in the notes to the consolidated financial statements included in our annual report on Form 10-K.

                Revenue Recognition

We recognize revenue for our staffing business and the majority of our business solutions and infrastructure business as services are performed or products are delivered.  Certain of our outsourcing and help desk engagements provide for a specific level of service each month for which we bill a standard monthly fee.  Revenue for these engagements is recognized in monthly installments over the billable portion of the contract.

We generally do not enter into fixed price engagements.

In all of our services, risk associated with satisfactory service delivery exists.  Although management feels these risks are adequately addressed by the Company’s adherence to proven project management methodologies and other procedures, the potential exists for future revenue charges relating to unresolved issues.

                Bad Debt

Each accounting period, we determine an amount to be set aside to cover potentially uncollectable accounts.  Our determination is based upon an evaluation of accounts receivable for risk associated with a client’s inability to make contractual payments.  These determinations require considerable judgment in assessing the ultimate potential for realization of these receivables, including reviewing the financial stability of the client and gauging current market conditions.  If our evaluation of a client’s ability to pay is incorrect, we may incur future charges.

                Goodwill and Intangible Impairment

We evaluate goodwill and other intangible assets on a periodic basis.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or related assumptions change, we may be required to recognize impairment charges.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”.  In accordance with the provisions of SFAS No. 142 effective January 1, 2002 we ceased amortization of goodwill.  Identifiable intangible assets will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Also in conjunction with the adoption of the provisions of SFAS No. 142, we expect to record a goodwill impairment charge upon adoption during the second quarter. We expect the charge to be between $12.0 and $15.0 million before the effect of income taxes.  Such an impairment will be recorded as a cumulative effect of a change in accounting principle and therefore will not impact operating income.

                Deferred Taxes

We account for income taxes in accordance with SFAS NO. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Based upon prior taxable income and estimates of future taxable income, we have determined that it is more likely than not that our net deferred tax assets, with the exception of the asset associated with a capital loss carry-forward, which has been fully reserved, will be fully realized in the future.  If actual taxable income varies from these estimates, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense which will be recorded in our consolidated statement of operations.

                Restructuring

We recorded a restructuring charge and reserves associated with restructuring plans approved by management in December 2000.  The remaining reserve primarily includes an estimate pertaining to real estate lease obligations.  The reserve associated with lease obligations could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of sub-lessees, and the ability to negotiate early termination agreements with lessors.  While the Company believes that its current estimates regarding lease obligations are adequate, future events could necessitate significant adjustments to these estimates.

Liquidity and Capital Resources

Working capital at March 31, 2002 was $16.6 million, the same as December 31, 2001.  This includes cash and cash equivalents of $1.1 million compared to $18.2 million at December 31, 2001 and accounts receivable of $79.1 million compared to $83.3 million at December 31, 2001.  The decrease in cash and cash equivalents corresponds to the decrease in short-term debt to $25.4 million at March 31, 2002 from $41.0 million at December 31, 2002.  Following the amendment of the long-term debt described below, all of our available cash was used to reduce the balance on our line of credit.  The ratios of current assets to current liabilities and total assets to total liabilities have increased since December 31, 2001.

In December 1998 we issued $20.0 million in senior notes under a Note Purchase Agreement.  In January 2000, we obtained a $25.0 million revolving line of credit.  Both the Note Purchase Agreement and the line of credit were amended in March, August and December, 2001 and contained a number of restrictions, including restrictions on payment of dividends and repurchase of our stock.

Subsequent to March 31, 2002, we consummated an asset-based revolving credit agreement with up to $55.5 million of availability. Borrowings under the credit agreement are secured by all of our assets.  This transaction closed on April 11, 2002 and we received an initial advance of $29.8 million to pay the outstanding balance of the senior notes ($19.1 million, including make whole obligations), the outstanding balance on the line of credit ($10.3 million) and certain transaction expenses.  Under the new revolving credit agreement, which matures on April 10, 2005, we must take advances or pay down the outstanding balance daily.  We can, however, choose to request fixed term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus .75% (5.5% on April 11, 2002) while the fixed term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures, and requires us to maintain a minimum accounts payable turnover ratio. We believe we will be able to meet the requirements of the new agreement.  Proceeds from the new credit agreement used to repay the senior notes will result in a loss on the early extinguishment of debt of approximately $700,000, before the effect of income taxes, during the quarter ending June 30, 2002.

Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll disbursement and receipt of fees billed to clients.  We believe the new credit agreement, along with internally generated funds, will be sufficient to fund our business’ working capital needs.  Nevertheless, to strengthen our working capital position for the future growth of the Company, we have concluded negotiations to sell our corporate headquarters building and remain in the building as its major tenant.  We expect to complete this sale during the second quarter.  We expect the sale of our corporate headquarters building to generate in excess of $16.0 million of additional working capital.  Upon the sale, we expect to record a loss on the sale of approximately $1.7 million.  The lease under which we will occupy the building provides that if we renew the lease after its initial five-year term, we will receive renewal payments of $200,000 per year based on the amount of space we will occupy at the time of closing.  The amount of renewal payments can increase or decrease depending on the amount of space we occupy when payments are due.

Results of Operations

                Revenue

Revenue provided directly for the three months ended March 31, 2002 was $83.5 million, a decrease of 24.4% from the same period a year ago.  This decrease is the result of a reduction in billable technical consultants due to the industry-wide decrease in demand for IT services.  While we have been able to increase average billing rates slightly from the same period a year ago, there can be no assurance we will be able to continue this as competitive conditions in the industry make it difficult for us to increase or maintain the hourly rates we charge for our services.

Revenue provided through sub-suppliers for the three month period ended March 31, 2002 was $31.2 million.  This total represents a decrease of 8.4% from the same period a year ago.  This decrease is the result of reduced billable hours with existing managed services clients.  The decrease in managed services revenue was offset somewhat by the addition of a new MSG client.

               Personnel Headcount

Personnel totaled approximately 3,500 as of March 31, 2002.  Of this total, approximately 2,950 were technical consultants.  This total decreased from December 31, 2001 numbers of 3,800 for total staff and 3,200 technical consultants.  The decrease in consultants primarily came in our staffing business as assignments were completed and new assignments were not available. The decrease in overhead staff was planned as part of our ongoing efforts to keep our cost structure in line with our revenue. We now believe consultant headcount will remain steady or slightly decline until the business environment for IT services improves.  The 3,500 total personnel at March 31, 2002 reflects a decrease of 1,100 or 23.9% from the 4,600 total at March 31, 2001.  This decrease includes approximately 225 administrative and management positions eliminated in connection with the restructuring and a decrease in billable technical staff.

                Labor Costs

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, were $95.4 million or 83.2% of revenues for the three months ended March 31, 2002 compared to $118.3 million or 81.9% for the same period a year ago.  By comparison, these costs were 84.1% of revenue for the previous quarter, which included unusually high employee benefits costs.

Our efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates where possible, and maintaining productivity levels of our billable technical staff.  Labor costs, however, are difficult to control because of the highly skilled technical personnel we seek to hire and retain.  It is also difficult to pass on labor cost increases to customers due to intense competition in the industry, the industry-wide decrease in demand for our services and the general state of the economy.  Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Our labor costs as a percentage of revenue for the quarter ended March 31, 2002 have increased from the same period a year ago.  We believe the following factors account for this increase and are directly tied to the industry-wide slowdown in business.  First, in some cases we are agreeing to lower hourly rates to attempt to keep our share of available business.  Second, our reduction in technical staff headcount to rightsize our organization carries with it certain costs.  Third, in certain areas of our business we are experiencing a lower utilization rate, which means a higher level of unbilled idle time than in prior periods.  We expect continuing pressure on hourly rates as long as the industry-wide slowdown continues. We are working to improve our utilization rate by managing headcount in the areas of our business experiencing lower utilization.

                Selling, General and Administrative Expenses

Selling, administrative and other operating (SG&A) costs, which include commissions, employee fringe benefits and location costs, represented $19.4 million or 16.9% of revenue for the three months ended March 31, 2002 compared to $23.4 million or 16.2% for the same period a year ago.  Although SG&A increased slightly as a percentage of revenue, we reduced SG&A by approximately $4.0 million over the same period in the prior year.  Excluding subsupplier revenue associated with our subsupplier contracts, this percentage would have been 23.2% for the three months ended March 31, 2002 and 21.2% for the same period a year ago.  While we are committed to careful management of these costs, there can be no assurance we will be able to maintain these costs at their current relationship to revenue.

                Amortization of Goodwill

Amortization of goodwill and other intangible assets has decreased from $775,000 for the three months ended March 31, 2001 to $199,000 for the three months ended March 31, 2002, primarily as a result of the discontinuation of the amortization of goodwill as required by SFAS No. 142.

                Non-Operating Income

Non-operating income, consisting primarily of interest income, has declined from $90,000 for the three months ended March 31, 2001 to $44,000 for the three months ended March 31, 2002.  Interest expense has decreased from $771,000 to $658,000 during the same periods.  The change in the amount of interest income is primarily the result of the decrease in cash and cash equivalents, and the decrease in interest expense is due primarily to a decrease in outstanding debt.

                Net Income

The net loss for the three months ended March 31, 2002 of $701,000 represents a decrease of $1.5 million from the same period a year ago.  As a percentage of revenue, the net loss was (0.6%) for the three months ended March 31, 2002 compared with the net income of .5% for the three months ended March 31, 2001.  This decrease is primarily a result of the increases, as a percentage of revenue, in the expenses discussed above.  The net (loss) income as a percentage of direct revenue for the three months ended March 31, 2002 and 2001 was (.8%) and ..7%, respectively.

                Restructuring Activities

In December 2000, we recorded a restructuring charge of $7.0 million.  Of this charge, $2.6 million related to workforce reductions (primarily non-billable staff), and $4.4 million related to lease termination and abandonment costs (net of sub-lease income), including an amount for assets to be disposed of in conjunction with this consolidation.

A summary of first quarter activity with respect to the restructuring charge is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance at December 31, 2001	$24	$2,630	$2,654

Cash expenditures	—	503	503

Balance at March 31, 2002	$24	$2,127	$2,151

Market Conditions, Business Outlook and Risks to Our Business

Forward Looking Statements

The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including without limitation, our statements relating to prospects for our business, recovery of the IT services industry, our working capital needs and sufficiency of our working capital, the continued need of current and prospective customers for our services and our ability to win that business, the effects of competition and our ability to respond to competitive conditions, the availability and utilization of qualified professional staff, our ability to increase billing rates as labor and benefit costs increase, our ability to maintain gross margin levels and control operating cost increases, and our ability to achieve and maintain profitability are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Words such as “believes,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward looking statements.  Such statements are based on management’s current expectations as of the date of this document but involve risks, uncertainties and other factors which could cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements including, but not limited to, the risk factors discussed below.

Several competitive conditions are affecting our industry.  The number of large competitors, the industry-wide decrease in demand for IT services and the general state of the economy have created pricing and gross margin pressures in the technical staff augmentation sector of the computer consulting industry.  Staff augmentation continues to represent over half of total revenue (revenue from services provided directly to client (direct revenue) plus revenue from services provided to our clients by subsuppliers (subsupplier revenue)) and direct revenue.  While we expect the industry slowdown to begin to reverse in 2002, there can be no assurance as to when, or if, revenue will return to previous levels.  Our ability to respond to these competitive conditions will bear directly on our performance until recovery in the general economy and the IT services begins.

Increased competition in the area of technical staff augmentation has created pressure on billable hourly rates, and clients have begun to request increasingly lower cost models for staff augmentation services.  As a result, while we have been able to increase average billing rates slightly over the prior periods, there can be no assurance we will be able to continue to do so or to return to historical gross margin levels.  Management expects that clients will continue for the foreseeable future to request lower cost offerings for staff augmentation services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of off-shore resources.  We are considering various low-cost alternatives, including relationships with e-procurement software vendors and off-shore service providers, in response to these developments in the industry, and we have implemented new software and internet capabilities in our recruiting function.  Our ability to respond to customer requests for lower pricing or to provide other low cost solutions in this area of our business will have a direct effect on our performance.  Management expects competitive conditions in the area of technical staff augmentation to continue for the foreseeable future, although it expects that demand for these services will increase as the general economy begins to recover.

Increased competition also could affect our ability to obtain and retain client contracts.  In general, our clients can cancel or reduce their contracts on short notice. Loss of a significant client relationship or a significant portion thereof, a significant number of relationships or a major contract could have a material adverse effect on our business.

As a result of the pricing and other competitive pressures affecting the technical staff augmentation area of our business, management has sought and plans to continue to seek new customers for our other service offerings, especially with small and medium size companies.  Management plans to continue adding new customers or obtaining contracts with existing customers in the areas of software and web site development and maintenance (business solutions), network infrastructure services, computer security and criminal justice.  While we believe these areas of our business present opportunities, growth in these areas will depend on improvement in spending in the overall IT services market, our ability to compete with our vendors and how successful we are at obtaining new clients.

Our ability to attract and retain qualified technical personnel, especially when recovery begins, will affect our results of operations and ability to grow in the future.  Competition for qualified personnel is intense, and if we are unable to hire required talent, it will affect our ability to grow our business.

Our ability to control labor costs, employee benefit costs and other costs also will affect our future performance.  In an effort to contain our benefits costs, we implemented substantial changes to our benefits plans for fiscal year 2002.  While we believe the changes we implemented will be effective, the actual results from these changes may vary due to factors we cannot control such as rising medical costs, the amount of medical services used by our employees and similar factors.  We have streamlined our operations by consolidating offices, reducing administrative and management personnel and continue to review our company structure for more efficient methods of operating our business and delivering our services.  We may not be able to continue to reduce costs without affecting our ability to deliver service to our clients and therefore may choose to forego particular cost reductions if we believe it would be prudent to do so for the future business of the Company.

While we believe our working capital will be sufficient for the foreseeable needs of our business, significant rapid growth in our business could create a need for additional working capital.  An inability to obtain additional working capital could have an adverse material effect on our business.  We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could have a material adverse effect on our business.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks on the new credit agreement because of the variable interest rate charged.  Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which assuming an average outstanding debt balance of $30.0 million would result in an annual interest expense increase of approximately $300,000.

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

             None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date	May 15, 2002	By	/s/ John T. Paprocki
John T. Paprocki
Chief Financial Officer

Date	May 15, 2002	By	/s/ David J. Steichen
David J. Steichen
Controller and Assistant Treasurer
(Chief Accounting Officer)