Form 10-Q
period 2002-06-30
ANALYSTS INTERNATIONAL CORP
filed 2002-08-14
CIK 6292

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Yes ☒     No

As of July 31, 2002, 24,198,857 shares of the Registrant's Common Stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

Analysts International Corporation

Condensed Consolidated Balance Sheets

	June 30,	December 31,
(In thousands)	2002	2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$268	$18,204
Accounts receivable, less allowance for doubtful accounts	71,950	83,322
Prepaid expenses and other current assets	7,676	9,309
Total current assets	79,894	110,835

Property and equipment, net	8,951	28,406
Intangible assets other than goodwill	12,408	12,807
Goodwill	16,460	32,849
Other assets	5,333	7,987
	$123,046	$192,884

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$25,984	$37,778
Current debt	9,488	41,000
Salaries and vacations	7,319	6,399
Self-insured health care reserves and other amounts	3,981	7,882
Restructuring accruals, current portion	673	1,154
Total current liabilities	47,445	94,213

Restructuring accruals, non-current portion	1,100	1,500
Deferred compensation accrual	3,685	6,088
Shareholders' equity	70,816	91,083
	$123,046	$192,884

Note:  The balance sheet at December 31, 2001 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except per share amounts)	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
Professional services revenues:
Provided directly	$84,062	$108,343	$167,543	$218,721
Provided through sub-suppliers	26,682	37,450	57,885	71,512
Total revenues	110,744	145,793	225,428	290,233

Expenses:
Salaries, contracted services and direct charges	92,252	120,942	187,686	239,268
Selling, administrative and other operating costs	19,258	22,726	38,608	46,141
Amortization of goodwill and other intangible assets	199	849	398	1,624
Loss on sale of corporate headquarters building	1,860	—	1,860	—

Operating (loss) income	(2,825)	1,276	(3,124)	3,200
Non-operating income	22	67	66	157
Interest expense	(253)	(737)	(911)	(1,508)

(Loss) income before income taxes, extraordinary loss on debt extinguishment and cumulative effect of change in accounting principle	(3,056)	606	(3,969)	1,849
Income tax (benefit) expense	(340)	233	(552)	705

Net (loss) income before extraordinary loss on debt extinguishment and cumulative effect of change in accounting principle	(2,716)	373	(3,417)	1,144
Extraordinary loss on debt extinguishment (net of $283 tax benefit)	(461)	—	(461)	—

Net (loss) income before cumulative effect of change in accounting principle	(3,177)	373	(3,878)	1,144
Cumulative effect of change in accounting for goodwill	—	—	(16,389)	—

Net (loss) income	$(3,177)	$373	$(20,267)	$1,144

Per common share:
Basic (loss) income:
(Loss) income before extraordinary loss on extinguishment of debt and cumulative effect of change in accounting principles	$(.11)	$.02	$(.14)	$.05
Extraordinary loss on extinguishment of debt	(.02)	—	(.02)	—
(Loss) income before cumulative effect of change in accounting principle	(.13)	.02	(.16)	.05
Cumulative effect of change in accounting for goodwill	—	—	(.68)	--
Basic (loss) income:	$(.13)	$.02	$(.84)	$.05

Diluted (loss) income:
(Loss) income before extraordinary loss on extinguishment of debt and cumulative effect of change in accounting principles	$(.11)	$.02	$(.14)	$.05
Extraordinary loss on extinguishment of debt	(.02)	—	(.02)	—
(Loss) income before cumulative effect of change in accounting principle	(.13)	.02	(.16)	.05
Cumulative effect of change in accounting for goodwill	—	—	(.68)	—
Diluted (loss) income:	$(.13)	$.02	$(.84)	$.05

Average common shares outstanding	24,197	24,195	24,197	24,195
Average common and common equivalent shares outstanding	24,197	24,274	24,197	24,282

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30
(In thousands)	2002	2001

Net cash (used in) provided by operating activities	$(1,879)	$6,274

Cash flows from investing activities:
Property and equipment additions	(997)	(2,082)
Proceeds from property and equipment sales	16,445	13
Net cash provided by (used in) investing activities	15,448	(2,069)

Cash flows from financing activities:
Cash dividends paid	—	(2,178)
Net change in Working Capital Line of Credit	9,488	—
Proceeds from borrowings	29,525	11,470
Repayment of borrowings	(70,525)	(11,470)
Proceeds from exercise of stock options	7	—
Net cash used in financing activities	(31,505)	(2,178)

Net (decrease) increase in cash and equivalents	(17,936)	2,027

Cash and equivalents at beginning of period	18,204	2,192

Cash and equivalents at end of period	$268	$4,219

See notes to condensed consolidated financial statements.

Analysts International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                       Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of June 30, 2002, and the condensed consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001 have been prepared by the Company, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2002 and the results of operations and the cash flows for the periods ended June 30, 2002 and 2001 have been made.  The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Comprehensive (loss) income (i.e. net (loss) income plus available-for-sale securities valuation adjustments) for the three and six months ended June 30, 2002 was ($3,184,000) and ($20,274,000), respectively, and for the three and six months ended June 30, 2001 was $342,000 and $1,069,000, respectively.

Effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142.  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets other than goodwill.  The Company evaluated its goodwill and intangible assets aquired prior to June 30, 2001, the effective date of SFAS No. 141, using the criteria of SFAS No. 141, which resulted in $1.080 million of other intangibles (comprised entirely of assembled workforce intangibles) being subsumed into goodwill at January 1, 2002.

SFAS No. 142 requires companies to no longer amortize purchased goodwill and certain indefinite-lived intangible assets. Instead companies must test such assets for impairment at least annually.  The Company evaluated its intangible assets as of January 1, 2002 and determined that the customer list had a determinable life while the tradename did not.  Effective January 1, 2002 the Company ceased amortization of the tradename asset.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment; while the second phase (if necessary), required to be completed by December 31, 2002, measures the impairment.  The Company completed its first phase impairment analysis during the first quarter and found an indication of impairment of its recorded goodwill; accordingly, the Company completed the second testing phase in June, 2002.

Based on the impairment tests, the Company recognized a transitional impairment of $16,389,000 in the first quarter of 2002 to reduce the carrying value of goodwill at one of its reporting units to its implied fair value.  The Company has not recorded a tax benefit for this adjustment, as the current operating performance of the Company requires the establishment of a reserve against the deferred tax asset created by this impairment.

The impairment was required because economic conditions at the time of testing (including declining operating margins and lower demand for our services) reduced the estimated future expected performance for this operating unit.  Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 statement of operations.  Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

The following table represents the impact of the transitional impairment loss on the first quarter 2002 results as previously reported:

	Three Months Ended March 31, 2002
(In thousands, except per share amounts)	As Reported	As Adjusted

Loss before cumulative effect of change in accounting principle	(701)	(701)
Cumulative effect of change in accounting principle	—	(16,389)
Net Loss	$(701)	$(17,090)

Basic loss per common share:
Loss before cumulative effect	(.03)	(.03)
Cumulative effect of change in accounting principle	—	(.68)
Net loss	(.03)	(.71)

Diluted loss per common share:
Loss before cumulative effect	(.03)	(.03)
Cumulative effect of change in accounting principle	—	(.68)
Net loss	(.03)	(.71)

Under SFAS No. 142, the Company has prospectively ceased amortization of goodwill effective January 1, 2002.  Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2002	2001	2002	2001

Net (loss) income:
As reported	$(3,177)	$373	$(20,267)	$1,144
Goodwill amortization	—	610	—	1,219
As adjusted	$(3,177)	$983	$(20,267)	$2,363

Basic and diluted (loss) income per share:
As reported	$(.13)	$0.02	$(.84)	$0.05
Goodwill amortization	—	0.02	—	0.05
As adjusted	$(.13)	$0.04	$(.84)	$0.10

For the six months ended June 30, 2002, no goodwill or other intangibles were acquired, impaired or disposed.  Other intangibles consisted of the following:

	June 30, 2002			December 31, 2001
(In thousands)	Gross Carrying Amount	Accumulated Amoritization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$12,270	$(1,449)	$10,821	$12,270	$(1,052)	$11,218
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
Workforce	0	0	0	1,340	(260)	1,080
	$13,990	$(1,582)	$12,408	$15,330	$(1,444)	$13,885

The customer list is scheduled to be fully amortized by 2018 with corresponding amortization estimated to be approximately $700,000 per year.

2.                                       Long-term Debt

Effective April 11, 2002, the Company consummated an asset-based revolving credit facility with up to $55,000,000 of availability.  The Company reduced the level of availability to $45,000,000 following the sale of its corporate headquarters building on May 15, 2002 as discussed in Note 6.  Borrowings under this credit agreement are secured by all of the Company’s assets.  The Company used an initial advance under the line of credit of $29,800,000 to pay the outstanding balance of the senior notes ($19,100,000, including make-whole obligations), the outstanding balance on an existing line of credit ($10,300,000), and certain transaction expenses.  Under the new revolving credit agreement, which matures on April 10, 2005, the Company must take advances or pay down the outstanding balance daily.  The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus .75% (5.5% on April 11, 2002) while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio.  The Company believes it will be able to meet the requirements of the new agreement. Repayment of the senior notes resulted in a loss on the early extinguishment of debt of $744,000 ($461,000 net of tax benefit) in the quarter ending June 30, 2002.

3.                                       Shareholders' Equity

Six Months Ended
June 30, 2002
(In thousands)

Balance at beginning of period	$91,083
Proceeds upon exercise of stock options	7
Unrealized loss on investments	(7)
Net loss	(20,267)
Balance at end of period	$70,816

4.                                       Net Income Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  The difference between average common shares and average common and common equivalent shares for the period ended June 30, 2001 is the result of outstanding stock options.

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

A summary of activity with respect to the restructuring charge for the six month period ended June 30, 2002 is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance at December 31, 2001	$24	$2,630	$2,654

Cash expenditures	10	871	881

Balance at June 30, 2002	$14	$1,759	$1,773

6.                                       Loss on Sale of Fixed Assets

On May 15, 2002, the Company completed the sale of its corporate headquarters building.  The net proceeds of the sale were $16,400,000.  The Company recorded a $1,860,000 loss on the sale.  The Company remains a major tenant in the building following the sale.

Item 2.

Management's Discussion and Analysis

of Financial Condition and Results of Operations

Six Months Ended June 30, 2002 and 2001

The following discussion of the results of our operations and financial condition should be read in conjunction with our consolidated financial statements and the related notes to consolidated financial statements in this 10-Q, our other filings with the Securities and Exchange Commission and our other investor communications.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that involve significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of our financial condition and results of operations.  We believe the accounting policies described below meet these characteristics.  Our significant accounting policies are more fully described in the notes to the consolidated financial statements included in our annual report on Form 10-K.

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

In all of our services, risk associated with satisfactory service delivery exists.  Although management feels these risks are adequately addressed by our adherence to proven project management methodologies and other procedures, the potential exists for future revenue charges relating to unresolved issues.

                Bad Debt

Each accounting period, we determine an amount to be set aside to cover potentially uncollectable accounts.  Our determination is based upon an evaluation of accounts receivable for risk associated with a client’s ability to make contractual payments.  These determinations require considerable judgment in assessing the ultimate potential for realization of these receivables, including reviewing the financial stability of the client and gauging current market conditions.  If our evaluation of a client’s ability to pay is incorrect, we may incur future charges.

                Goodwill and Intangible Impairment

We evaluate goodwill and other intangible assets on a periodic basis.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or related assumptions change, we may be required to recognize impairment charges.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”.  In accordance with the provisions of SFAS No. 142, effective January 1, 2002 we ceased amortization of certain intangible assets including goodwill.  Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  Also in conjunction with the adoption of the provisions of SFAS No. 142, we recorded a goodwill impairment charge during the second quarter of $16.389 million.  This impairment was recorded as a cumulative effect of a change in accounting principle and therefore did not impact operating income.

                Deferred Taxes

We account for income taxes in accordance with SFAS NO. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Based upon prior taxable income and estimates of future taxable income, we have determined that it is more likely than not that our net deferred tax assets, with the exception of the asset associated with a capital loss carry-forward and the asset created by the implementation of SFAS 142, which has been fully reserved, will be fully realized in the future.  If actual taxable income varies from these estimates, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense which will be recorded in our consolidated statement of operations.

                Benefit Accruals

Each accounting period we estimate the amount to be accrued for medical costs incurred but not yet reported (IBNR) under our self-funded employee medical insurance plans.  Our determination is based on an evaluation of past rates of claim payouts and trends in the amount of payouts.  This determination requires significant judgement and is dependent upon the likelihood that past trends are representative of future payment patterns.  A significant shift in usage and payment patterns within our medical plans could necessitate significant adjustments to these accruals in future accounting periods.

                Restructuring

We recorded a restructuring charge and reserves associated with restructuring plans approved by management in December 2000.  The remaining reserve primarily includes an estimate pertaining to real estate lease obligations which could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of sub-lessees, and the ability to negotiate early termination agreements with lessors.  While we believe our current estimates regarding lease obligations are adequate, future events could necessitate significant adjustments to these estimates.

Liquidity and Capital Resources

Working capital at June 30, 2002 was $32.4 million, up from $16.6 million at December 31, 2001.  The increase in working capital is primarily a result of the sale of our corporate headquarters building.  Working capital includes cash and cash equivalents of $268,000 compared to $18.2 million at December 31, 2001 and accounts receivable of $72.0 million compared to $83.3 million at December 31, 2001.  The decrease in cash and cash equivalents results from our decision to apply all excess cash to pay down our short-term debt.  Short-term debt was $9.5 million at June 30, 2002, down from $41.0 million at December 31, 2001.  Subsequent to December 31, 2001, all of our available cash, including $16.4 million from the sale of our building, was used to reduce the balance on our line of credit.  The ratios of current assets to current liabilities and total assets to total liabilities have increased since December 31, 2001.

Effective April 11, 2002, we consummated an asset-based revolving credit agreement with up to $55.0 million of availability.  We reduced the level of availability to $45.0 million following the sale of our corporate headquarters building on May 15, 2002 as discussed below.  Borrowings under the credit agreement are secured by all of our assets.  We used an initial advance under the line of credit of $29.8 million to pay the outstanding balance of the senior notes ($19.1 million, including make whole obligations), the outstanding balance on the line of credit ($10.3 million) and certain transaction expenses.  Under the new revolving credit agreement, which matures on April 10, 2005, we must take advances or pay down the outstanding balance daily.  We can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus .75% (5.5% on April 11, 2002) while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires us to maintain a minimum accounts payable turnover ratio. We believe we will be able to meet the requirements of the new agreement.  Repayment of the senior notes resulted in a loss on the early extinguishment of debt of $744,000 ($461,000 net of tax benefit), in the quarter ending June 30, 2002.

Effective May 15, 2002 we completed the sale of our corporate headquarters building.  The sale of this building netted $16.4 million of additional working capital, and helps position the company for future growth.  We remain a major tenant in the building following the sale.

Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll disbursement and receipt of fees billed to clients.  We believe the new credit agreement, along with internally generated funds, will be sufficient to fund our business’ working capital needs.

Results of Operations

                Revenue

Revenue provided directly for the six months ended June 30, 2002 was $167.5 million, a decrease of 23.4% from the same period a year ago.  For the three months ended June 30, 2002, revenue provided directly was $84.1 million, a decrease of 22.4% over the same period a year ago.  These decreases are the result of a reduction in billable technical consultants due to the industry-wide decrease in demand for IT services.  While our headcount declines of the past two years seem to have stabilized, we have seen a slight decrease in average billing rates from the same period a year ago.  There can be no assurance our headcount will remain stable as the demand for our services remains soft.  There can also be no assurance we will be able to reverse the negative trend in average billing rates as competitive conditions in the industry make it difficult for us to maintain the hourly rates we charge for our services.

Revenue provided through sub-suppliers for the three and six month periods ended June 30, 2002 were $26.7 million and $57.9 million, respectively.  This represents decreases of 28.8% and 19.1% from the same periods a year ago.  These decreases are the result of reduced billable hours primarily with a single existing managed services client.

               Personnel Headcount

Personnel totaled approximately 3,540 as of June 30, 2002.  Of this total, approximately 3,000 were technical consultants.  This total number increased from March 31, 2002 numbers of 3,500 for total staff and 2,950 technical consultants.  The increase in consultants primarily came in our staffing business.  The decrease in overhead staff was planned as part of our ongoing efforts to keep our cost structure in line with our revenue. We now believe consultant headcount will remain steady or slightly increase as the business environment for IT services slowly improves.  The 3,540 total personnel at June 30, 2002 reflects a decrease of 885 or 20.0% from the 4,425 total at June 30, 2001.  This decrease includes approximately 210 administrative and management positions eliminated in connection with the restructuring and a decrease in billable technical staff.

               Labor Costs

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost, including benefits, were $187.7 million or 83.3% of revenues for the six months ended June 30, 2002 compared to $239.3 million or 82.4% for the same period a year ago.  These costs were 83.3% of revenues for the three months ended June 30, 2002, and 83.0% of revenues for the three months ended June 30, 2001.  By comparison, these costs were 83.2% of revenue for the first quarter of calendar 2002 and 84.1% of revenue for the fourth quarter of calendar 2001, which included unusually high employee benefits costs.

Our efforts to control these costs involve controlling labor costs, passing on labor cost increases through increased billing rates and passing back billing rate decreases through labor rate decreases where possible, and maintaining productivity levels of our billable technical staff.  Labor costs, however, are difficult to control because of the highly skilled technical personnel we seek to hire and retain.  It is also difficult to pass on labor cost increases to customers due to intense competition in the industry, the industry-wide decrease in demand for our services and the general state of the economy.  Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Our labor costs as a percentage of revenue for the quarter and six months ended June 30, 2002 have increased from the same period a year ago and from the first quarter of this year.  We believe the following factors account for this increase and are directly tied to the industry-wide slowdown in business.  First, in some cases we are agreeing to lower hourly rates to attempt to keep our share of available business.  Second, our reduction in technical staff headcount to rightsize our organization carries with it certain costs such as severance payments.  Third, in certain areas of our business we are experiencing a lower utilization rate, which means a higher level of unbilled idle time than in prior periods.  We expect continuing pressure on hourly rates as long as the industry-wide slowdown continues. We are working to improve our utilization rate by managing headcount in the areas of our business experiencing lower utilization.

                Selling, General and Administrative Expenses

Selling, administrative and other operating (SG&A) costs, which include commissions, employee fringe benefits and location costs, represented $38.6 million or 17.1% of revenue for the six months ended June 30, 2002 compared to $46.1 million or 15.9% for the same period a year ago.  These costs were 17.4% of revenues for the three months ended June 30, 2002 and 15.6% of revenues for the three months ended June 30, 2001.  Although SG&A increased slightly as a percentage of revenue, we reduced SG&A by approximately $7.5 million and $3.5 million, for the six and three month periods, respectively, over the same periods in the prior year.  Excluding subsupplier revenue associated with our subsupplier contracts, this percentage would have been 22.9% and 23.0% for the three and six months ended June 30, 2002, respectively, and 21.0% and 21.1% for the same periods a year ago.  While we are committed to careful management of these costs, there can be no assurance we will be able to maintain these costs at their current relationship to revenue.

                Amortization of Goodwill

Amortization of goodwill and other intangible assets has decreased from $849,000 and $1,624,000, respectively, for the three and six months ended June 30, 2001 to $199,000 and $398,000 for the three and six months ended June 30, 2002, respectively, primarily as a result of the discontinuation of the amortization of goodwill and certain other intangible assets as required by SFAS No. 142.

                Loss on Sale of Fixed Assets

Loss on sale of fixed assets includes a $1.86 million loss on the disposal of our corporate headquarters building in May 2002 as previously discussed.  No such significant sale of assets occurred in the 2001 periods.

                Non-Operating Income / Interest Expense

Non-operating income, consisting primarily of interest income, has declined from $67,000 and $157,000 for the three and six months ended June 30, 2001 to $22,000 and $66,000 for the three and six months ended June 30, 2002.  Interest expense has decreased from $737,000 and $1,508,000 to $253,000 and $911,000 during the same periods.  The change in the amount of non-operating income (primarily interest income) is primarily the result of the decrease in cash and cash equivalents, and the decrease in interest expense is due primarily to a decrease in outstanding debt and lower interest rates associated with our current line of credit.

                Extraordinary Loss on Extinguishment of Debt

During the quarter ended June 30, 2002 we refinanced our previous debt arrangements as discussed under Liquidity and Capital Resources.  The early extinguishment of the senior notes resulted in a loss on the extinguishment of debt of $744,000 ($461,000 net of tax benefit).  No similar transaction was entered into in the three and six month periods of 2001.

                Cumulative Effect of Change in Accounting for Goodwill

During the quarter ended June 30, 2002 we adopted the provisions of SFAS No. 142 retroactive to January 1, 2002.  The adoption of SFAS No. 142 resulted in a cumulative effect adjustment of $16.4 million.  No similar transaction was entered into in the three and six month periods of 2001.

                Income Taxes

We recorded income tax benefit of $340,000 and $552,000 during the three and six month periods ended June 30, 2002.  This represents a tax benefit rate of 11.1% and 13.9%, respectively, compared to tax expense rates of 38.4% and 38.1% for the same periods ended June 30, 2001.  The tax rates in the current periods are significantly lower as we do not anticipate generating future capital gains to enable us to benefit from the loss on the sale of our corporate headquarters building and have therefore not recognized a tax benefit for this loss.  Additionally the tax rates are affected by the non-deductibility of travel meals and entertainment.

                Net Income (Loss)

The net loss for the three and six months ended June 30, 2002 of $3,177,000 and $20,267,000 represents decreases of $3.6 million and $21.4 million from the same periods a year ago.  As a percentage of revenue, the net loss was (2.9%) and (9.0%) for the three and six months ended June 30, 2002, respectively, compared with the net income of .3 % and .4% for the same periods in 2001.  This decrease is primarily a result of decreasing revenue and gross margins as well as the increases, as a percentage of revenue, in the expenses discussed above.  The net loss as a percentage of direct revenue for the three and six months ended June 30, 2002 was (3.8%) and (12.1%) respectively, and .3% and .5% for the same periods in 2001.

                Restructuring Activities

In December 2000, we recorded a restructuring charge of $7.0 million.  Of this charge, $2.6 million related to workforce reductions (primarily non-billable staff), and $4.4 million related to lease termination and abandonment costs (net of sublease income), including an amount for assets to be disposed of in conjunction with this consolidation.

A summary of second quarter activity with respect to the restructuring charge is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance at December 31, 2001	$24	$2,630	$2,654

Cash expenditures	10	871	881

Balance at June 30, 2002	$14	$1,759	$1,773

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

Several competitive conditions are affecting our industry.  The number of large competitors, the industry-wide decrease in demand for IT services and the general state of the economy have created pricing and gross margin pressures throughout the computer consulting industry.  Staff augmentation continues to represent over half of total revenue (revenue from services provided directly to client (direct revenue) plus revenue from services provided to our clients by subsuppliers (subsupplier revenue)) and direct revenue.  While we expect the industry slowdown to begin to reverse in 2002, there can be no assurance as to when, or if, revenue will return to previous levels.  Our ability to respond to these competitive conditions will bear directly on our performance until recovery in the general economy and the IT services begins.

Increased competition, especially in the area of technical staff augmentation has created pressure on billable hourly rates, and clients have begun to request increasingly lower cost models for services.  As a result, while decreases in average billing rates have been slight over the prior periods, there can be no assurance rates will not continue to decline.  Management expects that clients will continue for the foreseeable future to request lower cost offerings for staff augmentation services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of off-shore resources.  We are considering various low-cost alternatives, including relationships with e-procurement software vendors and off-shore service providers, in response to these developments in the industry, and we have implemented new software and internet capabilities in our recruiting function.  Our ability to respond to customer requests for lower pricing or to provide other low cost solutions will have a direct effect on our performance.  Management expects competitive conditions to continue for the foreseeable future, although it expects that demand for these services will increase as the general economy begins to recover.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks on the new credit agreement because of the variable interest rate charged.  Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which assuming an average outstanding debt balance of $10.0 million would result in an annual interest expense increase of approximately $100,000.

PART II.  OTHER INFORMATION

Item 4.

Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 1, 2002, the following action was taken:

(a)     Election of directors.

The following nominees, all of whom were listed in the Company’s proxy statement prepared in accordance with Regulation 14(a), were elected:

Nominee	Votes For	Authority Withheld

M.A. Loftus	19,093,539	702,251
W.K. Drake	19,019,569	776,221
E.M. Mahoney	19,067,193	728,597
F.W. Lang	17,933,193	1,862,597
R.L. Prince	19,030,226	765,564
J.D. Bamberger	17,968,382	1,827,408
M.J. LaVelle	17,949,593	1,846,197

(b)     Ratification of auditors.

The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

In favor	19,270,116
Against	408,045
Abstain	117,628

Item 6.

Exhibits and Reports on Form 8-K

a)  Form 8-K filed April 26, 2002 announcing the signing of a credit agreement with GE Capital.

b)  Form 8-K filed May 28, 2002 announcing the sale of our corporate headquarters building.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date August 14, 2002	By	/s/ John T. Paprocki
John T. Paprocki
Chief Financial Officer

Date August 14, 2002	By	/s/ David J. Steichen
David J. Steichen
Controller and Assistant Treasurer
(Chief Accounting Officer)

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Analysts International Corporation (“The Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: August 14, 2002	By	/s/ Michael LaVelle
Michael LaVelle
President and
Chief Executive Officer

	By	/s/ John T. Paprocki
John T. Paprocki
Chief Financial Officer