Form 10-Q
period 2002-09-30
ANALYSTS INTERNATIONAL CORP
filed 2002-11-15
CIK 6292

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒  Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

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

Yes   ☒      No   ☐

As of October 31, 2002, 24,199,307 shares of the Registrant's Common Stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

Analysts International Corporation
Condensed Consolidated Balance Sheets

(In thousands)	September 30, 2002	December 31, 2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,744	$18,204
Accounts receivable, less allowance for doubtful accounts	67,672	83,322
Prepaid expenses and other current assets	8,202	9,309
Total current assets	77,618	110,835

Property and equipment, net	8,266	28,406
Intangible assets other than goodwill	12,215	12,807
Goodwill	16,460	32,849
Other assets	4,363	7,987
	$118,922	$192,884

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$19,178	$37,778
Current debt	5,608	41,000
Salaries and vacations	11,499	6,399
Self-insured health care reserves and other amounts	7,150	7,882
Restructuring accruals, current portion	636	1,154
Total current liabilities	44,071	94,213

Restructuring accruals, non-current portion	800	1,500
Deferred compensation accrual	3,919	6,088
Shareholders' equity	70,132	91,083
	$118,922	$192,884

Note:  The balance sheet at December 31, 2001 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands except per share amounts)	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Professional services revenues:
Provided directly	$85,245	$100,479	$252,788	$319,200
Provided through sub-suppliers	22,169	36,517	80,054	108,029
Total revenues	107,414	136,996	332,842	427,229
Expenses:
Salaries, contracted services and direct charges	88,715	113,732	276,401	353,000
Selling, administrative and other operating costs	19,380	21,700	57,988	67,841
Amortization of goodwill and other intangible assets	193	803	591	2,427
Loss on sale of corporate headquarters building	—	—	1,860	—

Operating (loss) income	(874)	761	(3,998)	3,961
Non-operating income	53	40	119	197
Interest expense	(86)	(749)	(997)	(2,257)
(Loss) income before income taxes, extraordinary loss on debt extinguishment and cumulative effect of change in accounting principle	(907)	52	(4,876)	1,901
Income tax (benefit) expense	(224)	20	(776)	725
Net (loss) income before extraordinary loss on debt extinguishment and cumulative effect of change in accounting principle	(683)	32	(4,100)	1,176
Extraordinary loss on extinguishment of debt (net of $283 tax benefit)	—	—	(461)	—
Net (loss) income before cumulative change in accounting principle	(683)	32	(4,561)	1,176
Cumulative effect of change in accounting for goodwill	—	—	(16,389)	—
Net (loss) income	$(683)	$32	$(20,950)	$1,176

Per common share:
Basic (loss) income:
(Loss) income before extraordinary loss on extinguishment of debt and cumulative effect of change in accounting principle	$(.03)	$.00	$(.17)	$.05
Extraordinary loss on extinguishment of debt	—	—	(.02)	—
(Loss) income before cumulative effect of change in accounting principle	(.03)	.00	(.19)	.05
Cumulative effect of change in accounting for goodwill	—	—	(.68)	—
Basic (loss) income:	$(.03)	$.00	$(.87)	$.05

Diluted (loss) income:
(Loss) income before extraordinary loss on extinguishment of debt and cumulative effect of change in accounting principle	$(.03)	$.00	$(.17)	$.05
Extraordinary loss on extinguishment of debt	—	—	(.02)	—
(Loss) income before cumulative effect of change in accounting principle	(.03)	.00	(.19)	.05
Cumulative effect of change in accounting for goodwill	—	—	(.68)	—
Diluted (loss) income:	$(.03)	$.00	$(.87)	$.05

Average common shares outstanding	24,198	24,196	24,197	24,195
Average common and common equivalent shares outstanding	24,198	24,280	24,197	24,296

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(In thousands)	2002	2001

Net cash provided by operating activities	$3,948	$12,865

Cash flows from investing activities:
Property and equipment additions	(1,469)	(3,911)
Proceeds from property and equipment sales	16,445	16
Net cash provided by (used in) investing activities	14,976	(3,895)

Cash flows from financing activities:
Cash dividends paid	—	(2,420)
Net change in Working Capital Line of Credit	5,608	—
Proceeds from borrowings	29,525	31,885
Repayment of borrowings	(70,525)	(31,885)
Proceeds from exercise of stock options	8	6
Net cash used in financing activities	(35,384)	(2,414)

Net (decrease) increase in cash and equivalents	(16,460)	6,556

Cash and equivalents at beginning of period	18,204	2,192

Cash and equivalents at end of period	$1,744	$8,748

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.                                       Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 30, 2002, and the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001 have been prepared by the Company, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2002 and the results of operations and the cash flows for the periods ended September 30, 2002 and 2001 have been made.  The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Comprehensive (loss) income (i.e. net (loss) income plus available-for-sale securities valuation adjustments) for the three- and nine-months ended September 30, 2002 was ($685,000) and ($20,959,000), respectively, and for the three- and nine-months ended September 30, 2001 was $8,000 and $1,077,000, respectively.

Effective January 1, 2002, the Company fully adopted the provisions of SFAS No. 141 and SFAS No. 142.  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets other than goodwill.  The Company evaluated its goodwill and intangible assets aquired prior to June 30, 2001, the effective date of SFAS No. 141, using the criteria of SFAS No. 141, which resulted in $1,080,000 of other intangibles (comprised entirely of assembled workforce intangibles) being subsumed into goodwill at January 1, 2002.

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

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase, required to be completed by June 30, 2002, screens for impairment. The second phase (if necessary), required to be completed by December 31, 2002, measures the impairment.  The Company completed its first phase impairment analysis during the first quarter and found an indication of impairment of its recorded goodwill; accordingly, the Company completed the second testing phase in June 2002.

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

The impairment was required because economic conditions at the time of testing (including declining operating margins and lower demand for the Company's services) reduced the estimated future expected performance for this operating unit.  Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 statement of operations.  Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

Under SFAS No. 142, the Company has prospectively ceased amortization of goodwill effective January 1, 2002.  Supplemental comparative disclosure as if the change had been retroactively applied to the prior year period is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2002	2001	2002	2001

Net (loss) income:
As reported	$(683)	$32	$(20,950)	$1,176
Goodwill amortization	—	605	—	1,824
As adjusted	$(683)	$637	$(20,950)	$3,000

Basic and diluted (loss) income per share:
As reported	$(.03)	$.00	$(.87)	$.05
Goodwill amortization	—	.02	—	.07
As adjusted	$(.03)	$.02	$(.87)	$.12

For the nine months ended September 30, 2002, no goodwill or other intangibles were acquired, impaired or disposed.  Other intangibles consisted of the following:

	September 30, 2002			December 31, 2001
(In thousands)	Gross Carrying Amount	Accumulated Amoritization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$12,270	$(1,642)	$10,693	$12,270	$(1,052)	$11,218
Tradename	1,720	(133)	1,522	1,720	(133)	1,587
Workforce	0	0	0	1,340	(260)	1,080
	$13,990	$(1,775)	$12,215	$15,330	$(1,444)	$13,885

The customer list is scheduled to be fully amortized by 2018 with corresponding amortization estimated to be approximately $700,000 per year.

2.                                       Long-term Debt

Effective April 11, 2002, the Company consummated an asset-based revolving credit facility with up to $55,000,000 of availability.  The Company reduced the level of availability to $45,000,000 following the sale of its corporate headquarters building on May 15, 2002 as discussed in Note 6.  Borrowings under this credit agreement are secured by all of the Company’s assets.  The Company used an initial advance under the line of credit of $29,800,000 to pay the outstanding balance of its senior notes ($19,100,000, including make-whole obligations), the outstanding balance on an existing line of credit ($10,300,000), and certain transaction expenses.  Under the new revolving credit agreement, which matures on April 10, 2005, the Company must take advances or pay down the outstanding balance daily.  The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus .75% (5.5% on September 30, 2002) while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio.  The Company believes it will be able to continue to meet the requirements of the new agreement for the foreseeable future. Repayment of the senior notes resulted in a loss on the early extinguishment of debt of $744,000 ($461,000 net of tax benefit) in the quarter ending June 30, 2002.

3.                                       Shareholders' Equity

Nine Months Ended September 30, 2002
(In thousands)

Balance at beginning of period	$91,083
Proceeds upon exercise of stock options	8
Unrealized loss on investments	(9)
Net loss before cumulative change in accounting principle	(4,561)
Cumulative effect of change in accounting for goodwill	(16,389)
Balance at end of period	$70,132

4.                                       Net Income Per Common Share

Basic and diluted earnings per share are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.”  The difference between average common shares and average common and common equivalent shares for the period ended September 30, 2001 is the result of outstanding stock options.

5.                                       Restructuring

In December 2000, the Company recorded a restructuring charge of $7,000,000.  Of this charge, $2,600,000 related to workforce reductions (primarily non-billable staff), and $4,400,000 related to lease termination and abandonment costs (net of sub-lease income), including an amount for assets to be disposed of in conjunction with this consolidation.

A summary of activity with respect to the restructuring charge for the nine-month period ended September 30, 2002 is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total

Balance at December 31, 2001	$24	$2,630	$2,654

Cash expenditures	10	1,208	1,218

Balance at September 30, 2002	$14	$1,422	$1,436

6.                                       Loss on Sale of Fixed Assets

On May 15, 2002, the Company completed the sale of its corporate headquarters building.  The net proceeds of the sale were $16,400,000.  The Company recorded a $1,860,000 loss on the sale.  The Company remains a major tenant in the building following the sale.

Item 2.

Management's Discussion and Analysis
of Financial Condition and Results of Operations
Nine Months Ended September 30, 2002 and 2001

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

Bad Debt

Each accounting period, we determine an amount to be set aside to cover potentially uncollectable accounts.  Our determination is based upon an evaluation of accounts receivable for risk associated with a client’s ability to make contractual payments.  These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include reviewing the financial stability of the client, the clients’ willingness to pay, and current market conditions.  If our evaluation of a client’s ability to pay is incorrect, we may incur future charges.

Goodwill and Intangible Impairment

We evaluate goodwill and other intangible assets on a periodic basis.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or related assumptions change, we may be required to recognize impairment charges.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”.  In accordance with the provisions of SFAS No. 142, effective January 1, 2002 we ceased amortization of certain intangible assets including goodwill.  Also in conjunction with the adoption of the provisions of SFAS No. 142, we recorded a goodwill impairment charge during the second quarter of $16.389 million.  This impairment was recorded as a cumulative effect of a change in accounting principle and therefore did not impact operating income.  Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.  SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Based upon prior taxable income and estimates of future taxable income, we have determined that it is more likely than not that our net deferred tax assets, with the exception of the asset associated with a capital loss carry-forward and the asset created by the implementation of SFAS No. 142, which has been fully reserved, will be fully realized in the future.  If actual taxable income varies from these estimates, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense which will be recorded in our consolidated statement of operations.

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

Restructuring

We recorded a restructuring charge and reserves associated with restructuring plans approved by management in December 2000.  The remaining reserve primarily includes an estimate pertaining to real estate lease obligations which could be materially affected by factors such as the ability to obtain subleases, the creditworthiness of sublessees, and the ability to negotiate early termination agreements with lessors.  While we believe our current estimates regarding lease obligations are adequate, our inability to sublet space, negotiate early terminations or obtain payments from sublessees could necessitate significant adjustments to these estimates.

Liquidity and Capital Resources

Working capital at September 30, 2002 was $33.5 million, up from $16.6 million at December 31, 2001.  The increase in working capital is primarily a result of the sale of our corporate headquarters building, the proceeds of which were used to reduce current indebtedness.  Working capital at September 30, 2002 includes cash and cash equivalents of $1.7 million compared to $18.2 million at December 31, 2001 and accounts receivable of $67.7 million compared to $83.3 million at December 31, 2001.  The decrease in cash and cash equivalents results from the application of all excess cash to pay down our short-term debt, while the reduction in accounts receivable is a reflection of our lower sales.  Accounts payable have declined from $37.8 million at December 31, 2001 to $19.2 million at September 30, 2002 primarily as a result of a lower level of activity with sub-suppliers.  Short-term debt was $5.6 million at September 30, 2002, down from $41.0 million at December 31, 2001.  Subsequent to December 31, 2001, all of our available cash, including $16.4 million from the sale of our building, was used to reduce the balance on our line of credit.  The ratios of current assets to current liabilities and total assets to total liabilities have increased since December 31, 2001.

Effective April 11, 2002, we consummated an asset-based revolving credit agreement with up to $55.0 million of availability.  We reduced the level of availability to $45.0 million following the sale of our corporate headquarters building on May 15, 2002 as discussed below.  Borrowings under the credit agreement are secured by all of our assets.  We used an initial advance under the line of credit of $29.8 million to pay the outstanding balance of the senior notes ($19.1 million, including make whole obligations), the outstanding balance on the line of credit ($10.3 million) and certain transaction expenses.  Repayment of our senior notes resulted in a loss on the early extinguishment of debt of $744,000 ($461,000 net of tax benefit), in the quarter ending June 30, 2002.

Under the new revolving credit agreement, which matures on April 10, 2005, we must take advances or pay down the outstanding balance daily.  We can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus .75% (5.5% on September 30, 2002) while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires us to maintain a minimum accounts payable turnover ratio. We believe we will be able to continue to meet the requirements of the new agreement.

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

Results of Operations

Revenue

Revenue for services provided directly by our employees (“direct revenue”) for the nine months ended September 30, 2002 was $252.8 million, a decrease of 20.8% from the same period a year ago.  For the three months ended September 30, 2002, direct revenue was $85.2 million, a decrease of 15.2% over the same period a year ago.  These decreases are the result of a reduction in billable technical consultants due to the industry-wide decrease in demand for IT services.  While our headcount declines of the past two years seem to have stabilized, we have seen a decrease in average billing rates from the same period a year ago.  There can be no assurance our headcount will remain stable as the demand for our services remains soft.  There can also be no assurance we will be able to reverse the negative trend in average billing rates as competitive conditions in the industry make it difficult for us to maintain the hourly rates we charge for our services.

Revenue provided through subsuppliers for the three- and nine-month periods ended September 30, 2002 were $22.2 million and $80.1 million, respectively.  This represents decreases of 39.3% and 25.9%, respectively, from the same periods a year ago.  These decreases are the result of reduced billable hours primarily with a single existing managed services client.

Personnel Headcount

Personnel totaled approximately 3,450 as of September 30, 2002.  Of this total, approximately 2,925 were technical consultants.  These total numbers decreased from June 30, 2002 numbers of 3,540 for total staff and 3,000 technical consultants.  The decrease in consultants primarily came in our staffing business.  The decrease in overhead staff was planned as part of our ongoing efforts to keep our cost structure in line with our revenue. While there can be no assurances, we now believe consultant headcount will remain steady as the business environment for IT services slowly improves.

The 3,450 total personnel at September 30, 2002 reflects a decrease of 750 or 17.9% from the 4,200 total at September 30, 2001.  This decrease includes approximately 170 administrative and management positions eliminated in connection with the restructuring and a decrease in billable technical staff.  Subsequent to September 30, 2002, management is eliminating up to 80 additional administrative and management positions.

Labor Costs

Salaries, contracted services and direct charges, which represent primarily the Company's direct labor cost including benefits, were $276.4 million or 83.0% of revenues for the nine months ended September 30, 2002 compared to $353.0 million or 82.6% for the same period a year ago.  These costs were 82.6% of revenue for the three months ended September 30, 2002, and 83.0% of revenues for the three months ended September 30, 2001.  By comparison, these costs were 83.3% of revenue for the second quarter of calendar 2002 and 83.2% of revenue for the first quarter of the year.  The improvement in the level of these costs in the current quarter is primarily the result of improved productivity.

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

Our labor costs as a percentage of revenue for the nine months ended September 30, 2002 have increased from the same period a year ago.  We believe the following factors account for this increase and are directly tied to the industry-wide slowdown in business.  First, in some cases we are agreeing to lower hourly rates to attempt to keep our share of available business.  Second, our reduction in technical staff headcount to rightsize our organization carries with it certain costs such as severance payments.  We expect continuing pressure on hourly rates as long as the industry-wide slowdown continues. We are working to improve our utilization rate by managing headcount in the areas of our business experiencing lower utilization.

Selling, General and Administrative Expenses

Selling, administrative and other operating (SG&A) costs, which include commissions, employee fringe benefits and location costs, represented $58.0 million or 17.4% of revenue for the nine months ended September 30, 2002 compared to $67.8 million or 15.9% for the same period a year ago.  These costs were 18.0% of revenues for the three months ended September 30, 2002 and 15.8% of revenues for the three months ended September 30, 2001.  Although SG&A increased as a percentage of revenue, we reduced actual SG&A costs by approximately $9.9 million and $2.3 million for the nine- and three-month periods, respectively, over the same periods in the prior year.  Excluding subsupplier revenue associated with our subsupplier contracts, this percentage would have been 22.7% and 22.9% for the three- and nine-months ended September 30, 2002, respectively, and 21.6% and 21.3% for the same periods a year ago.  Subsequent to September 30, 2002, management is further reducing the number of administrative and management personnel.  These reductions are expected to result in a reduction of SG&A costs as a percentage of revenue during the fourth quarter and additional improvement into our next fiscal year.  While we are committed to careful management of these costs, there can be no assurance we will be able to maintain these costs at their current relationship to revenue.

Amortization of Goodwill

Amortization of goodwill and other intangible assets has decreased from $803,000 and $2,427,000, respectively, for the three- and nine-months ended September 30, 2001 to $193,000 and $591,000 for the three- and nine-months ended September 30, 2002, respectively, primarily as a result of the discontinuation of the amortization of goodwill and certain other intangible assets as required by SFAS No. 142.

Loss on Sale of Fixed Assets

Loss on sale of fixed assets includes a $1.86 million loss on the disposal of our corporate headquarters building in May 2002 as previously discussed in the notes to the financial statements.  No such significant sale of assets occurred in the 2001 periods.

Non-Operating Income / Interest Expense

Non-operating income has increased slightly from $40,000 for the three months ended September 30, 2001 to $53,000 for the three months ended September 30, 2002.  Non-operating income, consisting primarily of interest income, has declined from $197,000 for the nine months ended September 30, 2001 to $119,000 for the nine months ended September 30, 2002.  Interest expense has decreased from $749,000 and $2,257,000 to $86,000 and $997,000 during the same periods.  The change in the amount of non-operating income (primarily interest income) for the nine months ended September 30, 2002 is primarily the result of the decrease in cash and cash equivalents. The decrease in interest expense is due primarily to a decrease in outstanding debt and lower interest rates associated with our current line of credit.

Extraordinary Loss on Extinguishment of Debt

During the quarter ended June 30, 2002 we refinanced our previous debt arrangements as discussed under Liquidity and Capital Resources.  The early extinguishment of the senior notes resulted in a loss on the extinguishment of debt of $744,000 ($461,000 net of tax benefit).  No similar transaction was entered into in 2001.

Cumulative Effect of Change in Accounting for Goodwill

During the quarter ended June 30, 2002 we adopted the provisions of SFAS No. 142 retroactive to January 1, 2002.  The adoption of SFAS No. 142 resulted in a cumulative effect adjustment of $16.4 million.  No similar transaction was entered into in the three and six month periods of 2001.

Income Taxes

We recorded income tax benefits of $224,000 and $776,000 during the three- and nine-month periods ended September 30, 2002.  This represents a tax benefit rate of 24.7% and 15.9%, respectively, compared to tax expense rates of 38.5% and 38.1% for the same periods ended September 30, 2001.  The tax rates in the current periods are significantly lower as we do not anticipate generating future capital gains to enable us to benefit from the loss on the sale of our corporate headquarters building.  We have therefore not recognized a tax benefit for this loss.  Additionally the tax rates are affected by the non-deductibility of travel meals and entertainment.  Based upon prior taxable income and estimates of future taxable income, we have determined that it is more likely than not that our net deferred tax assets, with the exception of the asset associated with a capital loss carry-forward and the asset created by the implementation of SFAS 142, which has been fully reserved, will be fully realized in the future.  If actual taxable income varies from these estimates, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense which will be recorded in our consolidated statement of operations.

Net Income (Loss)

The net loss for the three- and nine-months ended September 30, 2002 of $683,000 and $20,950,000, respectively, compares to net income of $32,000 and $1,176,000 from the same period last year.  As a percentage of revenue, the net loss was (0.6%) and (6.3%) for the three- and nine-months ended September 30, 2002, respectively, compared with the net income of .0 % and .3% for the same periods in 2001.  This decrease is primarily a result of decreasing revenue and gross margins as well as the increases, as a percentage of revenue, in the expenses discussed above.  The net loss as a percentage of direct revenue for the three- and nine-months ended September 30, 2002 was (0.8%) and (8.3%) respectively, and ..0% and .4% for the same periods in 2001.

Restructuring Activities

In December 2000, we recorded a restructuring charge of $7,000,000 million.  Of this charge, $2,600,000 million related to workforce reductions (primarily non-billable staff), and $4,400,000 million related to lease termination and abandonment costs (net of sublease income), including an amount for assets to be disposed of in conjunction with this consolidation.

A summary of third quarter activity with respect to the restructuring charge is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total

Balance at December 31, 2001	$24	$2,630	$2,654

Cash expenditures	10	1,208	1,218

Balance at September 30, 2002	$14	$1,422	$1,436

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

Several competitive conditions are affecting our industry.  The number of large competitors, the industry-wide decrease in demand for IT services and the general state of the economy have created pricing and gross margin pressures throughout the computer consulting industry.  Staff augmentation continues to represent over half of total revenue (revenue from services provided directly to client (direct revenue) plus revenue from services provided to our clients by subsuppliers (subsupplier revenue)) and direct revenue.  While we expect the industry slowdown to begin to reverse in 2003, there can be no assurance as to when, or if, revenue will return to previous levels.  Our ability to respond to these competitive conditions will bear directly on our performance until recovery in the general economy and the IT services begins.

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

As a result of the pricing and other competitive pressures affecting the technical staff augmentation area of our business, management has sought and plans to continue to seek new customers for our other service offerings, especially with small and medium size companies.  Management plans to continue adding new customers or obtaining contracts with existing customers in the areas of software and web site development and maintenance (business solutions), network infrastructure services, computer security and criminal justice.  While we believe these areas of our business present opportunities, growth in these areas will depend on improvement in spending in the overall IT services market, our ability to compete with other vendors and how successful we are at obtaining new clients.

Our ability to attract and retain qualified technical personnel, especially when recovery begins, will affect our results of operations and ability to grow in the future.  Competition for qualified personnel is intense, and if we are unable to hire required talent, it will affect our ability to grow our business.

Our ability to control labor costs, employee benefit costs and other costs also will affect our future performance.  In an effort to contain our benefits costs, we implemented substantial changes to our benefits plans for fiscal year 2002 and will implement additional changes in 2003.  While we believe these changes will be effective, the actual results from these changes may vary due to factors we cannot control such as rising medical costs, the amount of medical services used by our employees and similar factors.  In addition, we have streamlined our operations by consolidating offices, reducing administrative and management personnel, and we continue to review our company structure for more efficient methods of operating our business and delivering our services.  We may not be able to continue to reduce costs without affecting our ability to deliver service to our clients and therefore may choose to forego particular cost reductions if we believe it would be prudent to do so for the future business of the Company.

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

Item 4.

Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Michael J. LaVelle, and Chief Financial Officer, John T. Paprocki, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon this review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)         Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this report on Form 10-Q.

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: November 14, 2002	By:	/s/ John T. Paprocki
John T. Paprocki
Chief Financial Officer and Executive Vice President

Date: November 14, 2002	By:	/s/ David J. Steichen
David J. Steichen
Controller and Assistant Treasurer (Chief Accounting Officer)

CERTIFICATION

I, Michael J. LaVelle, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Analysts International Corporation (the Registrant);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By	/s/ Michael J. LaVelle
Michael J. LaVelle
President and Chief Executive Officer

CERTIFICATION

I, John T. Paprocki, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Analysts International Corporation (the Registrant);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002	By	/s/ John T. Paprocki
John T. Paprocki
Executive Vice President and Chief Financial Officer

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Analysts International Corporation (“The Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly represents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: November 14, 2002	By	/s/ Michael J. LaVelle
Michael J. LaVelle
President and Chief Executive Officer

		By	/s/ John T. Paprocki
John T. Paprocki
Executive Vice President and Chief Financial Officer