Form 10-K
period 2002-12-28
ANALYSTS INTERNATIONAL CORP
filed 2003-03-24
CIK 6292

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the fiscal year ended December 28, 2002

Commission file number 0-4090

ANALYSTS INTERNATIONAL CORPORATION
(Exact name of Registrant as specified in its charter)

Minnesota (State of Incorporation)	41-0905408 (IRS Identification No.)
3601 West 76th Street, Minneapolis, Minnesota (Address of Principal Executive Office)	55435 (Zip Code)

Registrant's telephone number, including area code:    952/835-5900

Securities registered pursuant to Section 12 (b) of the Act:    NONE

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, par value $.10 per share
Common Share Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of March 5, 2003 was $36,540,954 based upon the closing price as reported by Nasdaq.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002) was $102,845,142 based upon the closing price as reported by Nasdaq.

        As of March 5, 2003 there were 24,199,307 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

        Incorporated by reference are (i) portions of the annual report to shareholders for the year ended December 28, 2002 (Parts I and II) and (ii) proxy statement dated April 16, 2003 (Part III).

PART I

Item 1.    Business.

Introduction

        Analysts International Corporation ("Analysts International," "Analysts" or the "Company") is a highly diversified information technology consulting and services firm. In the United States, Analysts International serves client companies through a network of offices. We also have a minor presence in Canada and in the United Kingdom where we have a wholly-owned subsidiary, AiC Analysts Ltd.

Services

        Our mission is to provide clients with IT vision and value in addressing their IT needs. Approximately 90 percent of Analysts' revenue is from services provided to its existing customer base, which consists primarily of Fortune 500® companies. This high percentage of repeat business demonstrates our emphasis on customer satisfaction and development of long-term relationships with customers who have an ongoing need for the services we provide.

        We offer our clients a full range of information technology consulting and software services offerings sometimes referred to in the industry as "solutions" or "projects." Traditionally, our services were primarily in the areas of custom software application development, traditional supplemental IT staffing under client or Company project management. We also provided our clients with single source staffing (or vendor management services) of programmers and other software professionals through our Managed Services Group (MSG), applications development and legacy system maintenance services. We continue to provide these services, and our engagements have involved nearly every type and manufacture of computer and all of the major operating systems.

        In April 2000, we acquired 80.1% of the outstanding common stock of SequoiaNET.com, Inc. ("Sequoia"). With our acquisition of Sequoia, we expanded our existing service offerings to include web site development and other eBusiness services, network infrastructure, additional application development capabilities and other IT services unrelated to supplemental staffing. We acquired the remaining 19.9% of Sequoia effective December 27, 2000. The Sequoia acquisition also brought us key relationships with Microsoft, Cisco, Dell, HP and other key vendors in the network infrastructure arena. Since April 2000, we have combined SequoiaNET.com's offerings with select Analysts' offerings into Analysts International's Sequoia Services Group. Services offered by this group include Internet Development, Applications Integration, Enterprise Networking, Product Procurement, Sequoia Connect, Field Engineering, Hosting and Call Center. The Sequoia Services Group offers its services in other geographical markets through Analysts International's district sales and customer service offices.

        During 2002, we established a wholly owned subsidiary, Medical Concepts Staffing, Inc. through which we have begun to offer nursing staffing services to the medical industry. This subsidiary did not generate significant revenue during 2002.

Major clients

  Qwest Communications and other MSG clients

        In recent years, one of our largest customers has been Qwest Communications, Inc. ("Qwest"), which is headquartered in Denver and provides telecommunication services, as well as domestic and international cable and telephone, wireless communications, directory and information services. To meet the needs of this client, and to facilitate the management of the computer programmers and other technical personnel on assignment at Qwest, in 1995 we formed MSG. This group provides vendor management services and is responsible for coordinating all supplemental staffing of technical consultants at Qwest in all of its locations. MSG fills client staffing requirements, manages assigned personnel and provides time record keeping/billing services through proprietary software developed specifically for serving the Qwest account. While some of the technical consultants placed at Qwest through MSG are employees of Analysts International, according to the terms and conditions of the Company's contract with Qwest, MSG fills the remaining majority of these positions through a network of subsupplier companies.

        Revenue from services provided to Qwest directly and through subsupplier personnel was approximately 6% and 15% for the fiscal years ended December 28, 2002 and December 31, 2001, respectively, approximately 13% during the six month period ended December 31, 2000, and 22% for the fiscal year ended June 30, 2000. Our managed services contract with Qwest expired February 28, 2003 and was not renewed. While we have not renewed the managed services contract with Qwest, and we expect revenue provided by hours billed by subsupplier personnel to decrease in 2003, this subsupplier revenue is largely pass-through revenue and provides little or no profit, as Analysts retains a management fee for the services it provides and pays the remainder to subsuppliers. We expect Qwest to continue to be a client of the Company and expect to continue to perform other, non-managed IT consulting services work directly at Qwest.

        Since establishing the MSG concept, we have successfully built similar relationships with other large clients, including Chevron/Texaco Information Technology Company (Chevron Corporation's technology subsidiary), Salt River Project (the nation's third largest public power utility) and International Trucking. MSG customers use the Company as their sole source for supplemental IT/software engineering staffing.

  Chevron/Texaco

        During 2002 and 2001 our relationship with Chevron/Texaco ("Chevron") grew to represent 14% and 7% of our total revenue in those respective years. Our current managed services contract with Chevron/Texaco expired on December 31, 2002 and has not been renewed. However, we are continuing our managed services with Chevron/Texaco until the transition to their new vendor management organization is complete. There can be no assurance our direct revenue for services provided by our personnel to Chevron/Texaco will not significantly decline when the new vendor management organization serving Chevron/Texaco is in place. This direct revenue represented 65% and 60% of the total revenue provided by the Chevron/Texaco account in 2002 and 2001, respectively.

  International Business Machines Corporation

        Analysts International also provides services through all of its districts to various divisions of International Business Machines Corporation (IBM), another major client of the Company. Analysts is a national service provider under IBM's National Procurement initiative. During the six-months ended December 31, 2000, the Company successfully underwent a re-bidding process with IBM, and was awarded a three-year contract as one of only five national service providers. The Company's contract with IBM expires October 31, 2003, subject to IBM's right to cancel for convenience on 30 days' written notice.

        IBM's National Procurement initiative requires the Company and other participating vendors to accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM. There can be no assurance, however, that volume will offset lower rates. IBM business under the national contract accounted for approximately 13% and 15% of revenue in the fiscal years ended December 28, 2002 and December 31, 2001, respectively, 14% of revenue in the six-month period ended December 31, 2000, and 17% in the fiscal year ended June 30, 2000. Loss of this business could have a material adverse effect on the Company.

  Revenue by Industry

        Analysts International provides its services to a wide range of industries. Its revenue for the fiscal year ended December 28, 2002, was derived from services rendered to customers in the following industry groups:

Approximate Percent of FY 2002 Revenue
Oil and Chemical	21.5%
Services	20.4%
Electronics/Manufacturing	18.0%
Transportation	10.1%
Telecommunications	7.8%
Financial	7.5%
Government	4.9%
Health Care	3.7%
Merchandising	2.6%
Other	3.5%

        Analysts International provided services to more than 1,000 clients during the year ended December 28, 2002. Consistent with its practices in prior years, the Company rendered these services almost exclusively on a time and materials hourly rate basis under which invoices for services rendered were submitted no less frequently than monthly with payment generally due in 30 days.

Organization and Marketing

        Analysts International provides its services through district sales and customer service offices, assigned on a geographical basis to one of three regions and a national business group. Each district sales office is staffed with technical personnel and is managed by a district sales manager (DSM), who has primary responsibility for the profitability of the district. The DSM has broad authority to conduct the operation of the office, subject to adherence to corporate policies. In general, the Company establishes customer service offices to support specific projects for one or more customers in areas not served by a district sales office and manages them through a district sales office within the same geographical region. A customer service office may become a district sales office when the volume of business and the prospects for additional business justify the additional expenses associated with district office status.

        During the year ended December 28, 2002, the Company maintained offices in the following locations: Atlanta, Austin (Texas), Boca Raton, Boulder, Charlotte, Chicago, Cincinnati/Dayton, Cleveland, Columbus (Ohio), Dallas, Denver, Des Moines, Detroit, Findlay (Ohio), Grand Rapids (Michigan), Houston, Indianapolis, Kansas City, Iselin (New Jersey), Lansing, Las Vegas, Lexington (Kentucky), Los Angeles, Miami, Minneapolis, New York City, Omaha, Portland, Phoenix, Raleigh/Durham, Richmond, Rochester (Minnesota), Rochester (New York), St. Louis, San Francisco, Seattle, Silicon Valley, Tampa, Toledo (Ohio), Toronto, Canada and Tulsa.

        Analysts International utilizes its own direct sales force to sell its services. At December 28, 2002, the Company employed more than 80 sales staff. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the Company's business. At December 28, 2002, the Company's recruiting staff totaled more than 50 in number.

Competition

        Analysts International competes with the computer consulting and/or IT supplemental staffing divisions of several large companies (including Accenture, IBM, Olsten, Procure Staff and Manpower) on a national basis. These organizations and their applicable divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

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

        Analysts believes its total staff and sales volume are larger than many of the national, regional and local software services companies, but in some market areas certain of these competitors may be larger.

        Principal competitive factors in the software services business include technical expertise, responsiveness to customers' needs, reputation and credibility, service delivery models and tools and hourly rates. Analysts International believes it is competitive in these respects.

Personnel

        Analysts International has approximately 3,200 personnel. Of these, approximately 2,750 are systems analysts, computer programmers and other business/technology personnel whose services are billable to clients. Several years of programming experience are generally a prerequisite to employment with the Company.

        Maintaining the present volume of the Company's business and growing that business depends to some extent on the Company's ability to attract and retain qualified technical personnel. Although the Company has been able to identify, attract and retain qualified technical personnel and believes its personnel relations are satisfactory, there can be no assurance that Analysts International will be able to continue to attract and retain such personnel. Its inability to do so could have a material adverse effect on the Company's business.

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

Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

        Statements contained herein, which are not strictly historical fact, including without limitation, statements relating to the need of current and prospective customers for our services and our ability to retain and/or win that business, the effects of competition and our ability to respond to competitive and market conditions, our success in retaining and placing qualified professional staff, our ability to balance changes in billing and labor rates and to control other employee-related and operating costs (our ability to maintain gross margin levels), our ability to comply with the terms of our credit agreement and our working capital requirements and our ability to achieve and maintain profitability are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Words such as "believes," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Such statements are based on management's current expectations as of the date of this document but involve risks, uncertainties and other factors which could cause actual results to differ materially from those contemplated by such forward looking statements.

Item 2.    Properties.

        Analysts International's principal executive offices and the Minneapolis district office are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building in which it leases approximately 94,000 square feet. All other locations are held under leases with varying expiration dates ranging from 30 days to 12 years. See Note H of Notes to Consolidated Financial Statements incorporated by reference in this Form 10-K.

Item 3.    Legal Proceedings.

        There are no pending legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation incidental to the business.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2002.

Executive Officers

Name	Age	Title
Michael J. LaVelle	63	President and Chieft Executive Officer since 2002; President and Chief Operating Officer since 1999; Sr.Vice President of Operations from 1998 to 1999; Southern Region Vice President in 1996; Dallas Branch Manager from 1989 to 1996.
John D. Bamberger	47	Executive Vice President and Chief Operating Officer since 2002; Senior Vice President of Sales and Operations 2000 to 2002; Chief Executive Officer of SequoiaNET.com from 1989 to 2000.
John T. Paprocki	51
		Executive Vice President and Chief Financial Officer since 2002. From 1995 to 2002, Mr. Paprocki served as Managing Director of Paprocki and Associates, a turnaround consulting group. He is also a director of Badger Paper Mills, Inc.
Colleen M. Davenport	40	Secretary and General Counsel since 2000; Assistant Secretary and Associate General Counsel from 1989 to 2000.

Terms of office expire as of the Annual Meeting in 2003.

PART II

        The following portions of the Company's annual report to shareholders for the fiscal year ended December 28, 2002 are incorporated by reference in response to Items 5, 6, 7, 7A and 8 as follows:

Items in Form 10-K	Caption/Section in Annual Report	Page
5	Stock Data	38
6	Five Year Financial Summary	39
7	Management's Discussion and Analysis	9
7A	Market Conditions, Business Outlook and Risks to Our Business	19
8	Consolidated Financial Statements	21

Item 9.    Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure.

        There have been no disagreements with or changes in the Company's independent auditors within the past two fiscal years.

PART III

        The information regarding executive officers required by Item 10 is set forth under the caption "Executive Officers" in Part I of this Form 10-K. Other information called for in Part III, including information regarding directors (Item 10), executive compensation (Item 11), and security ownership of certain beneficial owners and management (Item 12), is set forth in the Company's definitive proxy statement for the annual meeting of shareholders to be held May 28, 2003, filed pursuant to Regulation 14A, as follows:

Items in Form 10-K	Caption in Definitive Proxy Statement	Page
10-a	Election of Directors	2-4
10-b	Audit Committee Financial Expert	4-5
10-c	Code of Ethics	5
11	Executive Compensation	9-12
12	Election of Directors and Principal Shareholders	2-4, 15

Item 13.    Certain Relationships and Related Transactions.

        During fiscal 2002:

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

PART IV

Item 14.    Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

a.1
Consolidated Financial Statements

        The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent auditors' report are included in the following pages of its annual report to shareholders for the fiscal year ended December 28, 2002.

Description	Page in Annual Report
Consolidated balance sheets at December 28, 2002 and December 31, 2001	21
Consolidated statements of operations for the years ended December 28, 2002 and December 31, 2001 and 2000 (unaudited), the six months ended December 31, 2000, and the year ended June 30, 2000	22
Consolidated statements of cash flows for the years ended December 28, 2002 and December 31, 2001 and 2000 (unaudited), the six months ended December 31, 2000, and the year ended June 30, 2000	23
Consolidated statements of shareholders' equity for the years ended December 28, 2002 and December 31, 2001, the six months ended December 31, 2000, and the year ended June 30, 2000	24
Notes to Consolidated Financial Statements	25-35
Independent Auditors' Report	36
Report of Management	37
a.2
Consolidated Financial Statement Schedules.

Description	Page Herein
Independent Auditors' Report on Schedule	13
Schedule II. Valuation and Qualifying Accounts	14

        Other consolidated financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

a.3
Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures.

  The Company's Chief Executive Officer, Michael J. Lavelle, and Chief Financial Officer, John T. Paprocki, have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, these officers believe that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

  (b)
  Changes in Internal Controls

  There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fiscal year covered by this report or from the end of the reporting period to the date of this report on Form 10-K.

a.4
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
10-a	Senior Executive Retirement Plan (Exhibit 10-e to Annual Report on Form 10-K for fiscal year 1984, Commission File No. 0-4090, incorporated by reference).
10-b	Deferred Compensation Plan (Exhibit 10-g to Annual Report on Form 10-K for fiscal year 1984, Commission File No. 0-4090, incorporated by reference).
10-c	1985 Incentive Stock Option Plan (Exhibit 10(d) to Annual Report on Form 10-K for fiscal year 1991, Commission File No. 0-4090, incorporated by reference).
10-d	1994 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 6, 1994 for registrant's 1994 Annual Meeting of Shareholders, Commission File No. 0-4090, incorporated by reference).
10-e	1996 Stock Option Plan for Non-employee Directors (Exhibit B to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).
10-f	1999 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 13, 1999, Commission File No. 0409, incorporated by reference).
10-g	Stock Purchase Agreement dated April 12, 2000 (Exhibit 2.1 to Form 8-K, filed May 5, 2000, Commission File No. 0-4090, incorporated by reference).

10-h	Trust Agreement dated October 20, 1992, with Norwest Bank Minneapolis, N.A. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).
10-i
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
10-k
Credit Agreement dated April 11, 2002 between Analysts International Corporation and General Electric Capital Corporation (Exhibit 2.1 to current report in Form 8-K dated April 26, 2002, Commission File No. 0-4090, incorporated by reference).
10-l	First Amendment to Credit Agreement dated as of July 24, 2002.
11	Calculations of Earnings Per Share.
13	2002 Annual Report to Shareholders
21	Subsidiaries of Registrant.
23	Independent Auditors' Consent.
24	Powers of Attorney.
99.1	Certification of President and CEO under section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO under section 906 of Sarbanes-Oxley Act of 2002.
b.
Reports on Form 8-K.

A.
Form 8-K filed October 10, 2002 announcing the appointment of John T. Paprocki as the Company's Chief Financial Officer.

B.
Form 8-K filed December 13, 2002 announcing the change in the Company's fiscal year to the Saturday closest to December 31.

Independent Auditors' Report on Schedule

Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

        We have audited the consolidated financial statements of Analysts International Corporation and its subsidiaries as of December 28, 2002, December 31, 2001, the six months ended December 31, 2000 and the year ended June 30, 2000, and have issued our report thereon dated February 13, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the method of accounting for goodwill and certain intangibles in 2002); such consolidated financial statements and report are included in your 2002 annual report to shareholders, and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiaries, listed in Item 14 a.2. This consolidated financial statement schedule is the responsibility of Analysts International Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
February 13, 2003

Schedule II

Analysts International Corporation
Valuation and Qualifying Accounts

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
Twelve months ended December 28, 2002	$1,170,000	$1,842,000			$1,729,000	$1,283,000
Twelve months ended December 31, 2001	2,110,000	1,430,000			2,370,000	1,170,000
Six months ended December 31, 2000	1,100,000	1,555,000			545,000	2,110,000
Year ended June 30, 2000	850,000	350,000	$180,000	(1)	280,000	1,100,000

(1)
Represents reserve established for Sequoia receivables on April 25, 2000, the date of the acquisition.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2003	ANALYSTS INTERNATIONAL CORPORATION
	By:	/s/ F.W. LANG, CHAIRMAN F.W. Lang, Chairman

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M.J. LAVELLE M.J. LaVelle	President and Chief Executive Officer (Principal Executive Officer), Director	March 21, 2003
/s/ J.T. PAPROCKI J.T. Paprocki	Executive Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)
J.D. Bamberger*	Executive Vice President and Chief Operating Officer, Director
F.W. Lang*	Chairman
K.K. Burhardt*	Director
W.K. Drake*	Director
M.B. Esstman*	Director
M.A. Loftus*	Director
E.M. Mahoney*	Director
R.L. Prince*	Director

*
M.J. LaVelle, by signing his name hereto, hereby signs this Form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

/s/ M.J. LAVELLE M.J. Lavelle, President and Chief Executive Officer

SECTION 302 CERTIFICATION

        Each of the undersigned hereby certifies in his capacity as an officer of Analysts International Corporation ("The Company") that the Annual Report of the Company on Form 10-K for the period ended December 28, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly represents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Dated: March 21, 2003	By	/s/ MICHAEL J. LAVELLE Michael J. LaVelle President and Chief Executive Officer
	By	/s/ JOHN T. PAPROCKI John T. Paprocki Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
10-l	First Amendment to the Credit Agreement dated as of July 24, 2002.
11	Calculations of Earnings Per Share.
13	2002 Annual Report to Shareholders.
21	Subsidiaries of Registrant.
23	Independent Auditors' Consent.
24	Powers of Attorney.
99.1	Certification of President and CEO under section 906 of Sarbanes-Oxley Act of 2002.
99.2	Certification of CFO under section 906 of Sarbanes-Oxley Act of 2002.

For a list of exhibits incorporated by reference and not filed with this Form 10-K, see Item 14 a.3 at pages 11 and 12 of this Form 10-K.

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 9. Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure.
PART III
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.
Independent Auditors' Report on Schedule
Schedule II Analysts International Corporation Valuation and Qualifying Accounts
SIGNATURES
SECTION 302 CERTIFICATION
EXHIBIT INDEX