Form 10-K/A
period 2002-12-31
ANALYSTS INTERNATIONAL CORP
filed 2003-04-28
CIK 6292

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

The following information relating to the Analysts International Corporation Savings and Investment Plan and required by Form 11-K for the Plan year ended December 31, 2002 is included as part of the registrant’s annual report on Form 10-K, as permitted by Rule 15d-21.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Analysts International Corporation

By:	/s/ Colleen Davenport
Colleen Davenport Secretary and General Counsel

ANALYSTS INTERNATIONAL CORPORATION

SAVINGS AND INVESTMENT PLAN

INDEPENDENT AUDITORS’ REPORT

Savings and Investment Plan Committee

Analysts International Corporation

Minneapolis, Minnesota

We have audited the accompanying statements of net assets available for plan benefits of Analysts International Corporation Savings and Investment Plan (the Plan) as of December 31, 2002, June 30, 2002 and 2001 and the related statements of changes in net assets available for plan benefits for the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001.  These financial statements are the responsibility of the Plan’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets available for plan benefits as of December 31, 2002, June 30, 2002 and 2001 and the changes in net assets available for plan benefits for the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental information by fund for the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001, the supplemental schedules of Assets Held for Investment Purposes as of December 31, 2002 and Reportable Transactions for the six months ended December 31, 2002 are presented for purposes of additional analysis of the basic financial statements and for complying with the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements.  This supplemental information and these schedules are the responsibility of the Plan’s management.  The supplemental information and schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Deloitte and Touche LLP

Minneapolis, Minnesota
April 8, 2003

ANALYSTS INTERNATIONAL CORPORATION

SAVINGS AND INVESTMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

	December 31,	June 30,
	2002	2002	2001

ASSET - Investments, stated at market value	$63,058,034	$75,743,767	$92,444,089

NET ASSETS AVAILABLE FOR PLAN BENEFITS	$63,058,034	$75,743,767	$92,444,089

See notes to financial statements.

ANALYSTS INTERNATIONAL CORPORATION

SAVINGS AND INVESTMENT PLAN

STATEMENTS OF CHANGES IN NET ASSETS

AVAILABLE FOR PLAN BENEFITS

	Six Months Ended December 31,	Year Ended June 30,
	2002	2002	2001
NET ASSETS AVAILABLE FOR PLAN BENEFITS, beginning of year	$75,743,767	$92,444,089	$115,774,435

ADDITIONS:
Investment income	522,089	2,513,228	9,204,203
Contributions by employer	373,322	1,009,499	1,134,650
Contributions by participants	3,638,820	10,798,658	20,400,502
Net depreciation in market value of investments	(10,522,167)	(17,547,528)	(40,729,785)
	(5,987,936)	(3,226,143)	(9,990,430)
DEDUCTIONS:
Distributions to employer	49,008	—	—
Distributions to participants	6,647,639	13,471,929	13,338,591
Loan fees	1,150	2,250	1,325

NET DEDUCTIONS	(12,685,733)	(16,700,322)	(23,330,346)

NET ASSETS AVAILABLE FOR PLAN BENEFITS, end of year	$63,058,034	$75,743,767	$92,444,089

See notes to financial statements.

ANALYSTS INTERNATIONAL CORPORATION

SAVINGS AND INVESTMENT PLAN

SUPPLEMENTAL INFORMATION ON CHANGES IN NET ASSETS

AVAILABLE FOR PLAN BENEFITS BY TYPE OF FUND

SIX MONTHS ENDED DECEMBER 31, 2002 AND YEARS ENDED JUNE 30, 2002 AND 2001

	Money Market	U.S. Govt. Trust	High Yield Trust	Growth & Income	Voyager Fund	OTC Emerging Growth	Global Equity	International Growth

NET ASSETS AVAILABLE FOR PLAN BENEFITS as of June 30, 2000	$6,741,839	$3,729,134	$3,862,691	$16,961,355	$39,033,969	$15,822,747	$8,362,126	$3,179,069

ADDITIONS:
Investment Income	319,664	252,140	423,137	586,937	3,244,863	2,216,060	1,037,532	249,170
Contributions by employer
Contributions by participants	959,114	928,104	393,563	3,724,302	5,219,055	2,537,515	1,187,819	1,297,131
Loan payments	17,781	18,168	16,155	86,216	158,191	116,634	54,972	24,250
Net (depreciation) appreciation in market value of investments		88,181	(645,265)	1,079,099	(14,543,393)	(11,996,905)	(4,200,290)	(1,046,049)
	1,296,559	1,286,593	187,590	5,476,554	(5,921,284)	(7,126,696)	(1,919,967)	524,502

DEDUCTIONS:
Distributions to employer
Distributions to participants	1,596,177	681,064	432,701	2,246,262	4,002,123	1,317,560	782,757	504,740
Loan fees	112	90	94	295	311	101	58	86
Loan withdrawals	51,015	38,150	42,550	122,377	239,067	62,879	57,243	28,637
	1,647,304	719,304	475,345	2,368,934	4,241,501	1,380,540	840,058	533,463

INTERFUND TRANSFERS	(983,895)	652,027	(147,487)	(584,008)	74,530	(493,726)	(442,676)	(14,785)

NET ADDITIONS (DEDUCTIONS)	(1,334,640)	1,219,316	(435,242)	2,523,612	(10,088,255)	(9,000,962)	(3,202,701)	(23,746)

NET ASSETS AVAILABLE FOR PLAN BENEFITS as of June 30, 2001	$5,407,199	$4,948,450	$3,427,449	$19,484,967	$28,945,714	$6,821,785	$5,159,425	$3,155,323

ADDITIONS:
Investment Income	135,778	282,481	387,138	541,750	1,035,604
Contributions by employer
Contributions by participants	916,410	495,695	314,387	1,283,363	1,730,054	1,027,113	654,583	597,968
Loan payments	52,037	41,813	17,307	83,405	126,857	48,911	37,317	26,434
Net (depreciation) appreciation in market value of investments		124,297	(440,724)	(3,125,879)	(7,857,444)	(2,585,647)	(1,152,248)	(308,031)
	1,104,225	944,286	278,108	(1,217,361)	(4,964,929)	(1,509,623)	(460,348)	316,371
DEDUCTIONS:

Distributions to participants	1,277,444	1,208,252	540,816	2,492,883	3,482,508	818,926	766,646	506,462
Loan fees	238	93	91	420	488	154	164	169
Loan withdrawals	49,234	28,028	19,110	142,805	166,556	48,440	43,392	41,888
	1,326,916	1,236,373	560,017	2,636,108	3,649,552	867,520	810,202	548,519

INTERFUND TRANSFERS	1,064,857	314,369	53,409	(279,455)	(1,296,035)	(238,931)	(249,849)	47,697

NET ADDITIONS (DEDUCTIONS)	842,166	22,282	(228,500)	(4,132,924)	(9,910,516)	(2,616,074)	(1,520,399)	(184,451)

NET ASSETS AVAILABLE FOR PLAN BENEFITS as of June 30, 2002	$6,249,365	$4,970,732	$3,198,949	$15,352,043	$19,035,198	$4,205,711	$3,639,026	$2,970,872

ADDITIONS:
Investment Income	42,274	123,716	167,526	90,452	123		8,927	5,381
Contributions by employer
Contributions by participants	361,176	307,012	97,147	402,653	523,131	292,394	202,469	205,506
Loan payments	20,217	14,529	7,547	27,270	42,181	18,107	19,511	13,009
Net (depreciation) appreciation in market value of investments		77,587	(93,008)	(1,779,788)	(2,231,941)	(601,123)	(385,350)	(428,907)
	423,667	522,844	179,212	(1,259,413)	(1,666,506)	(290,622)	(154,443)	(205,011)
DEDUCTIONS:
Distributions to employer	49,008
Distributions to participants	1,261,349	583,302	221,945	972,034	1,327,191	329,973	252,678	361,716
Loan fees	108	127	69	223	185	71	81	59
Loan withdrawals	19,313	26,899	18,763	60,486	49,337	18,544	15,617	17,257
	1,329,778	610,328	240,777	1,032,743	1,376,713	348,588	268,376	379,032

INTERFUND TRANSFERS	241,272	1,115,842	(62,228)	(522,342)	(683,343)	(121,215)	(90,369)	34,169

NET ADDITIONS (DEDUCTIONS)	(664,839)	1,028,358	(123,793)	(2,814,498)	(3,726,562)	(760,425)	(513,188)	(549,874)

NET ASSETS AVAILABLE FOR PLAN BENEFITS as of December 31, 2002	$5,584,526	$5,999,090	$3,075,156	$12,537,545	$15,308,636	$3,445,286	$3,125,838	$2,420,998

	Capital Opportunities	Vanguard 500	Janus Mercury	Janus G & I	Neuberger Berman Genesis Trust	Pending	Loan Fund	AiC Stock

NET ASSETS AVAILABLE FOR PLAN BENEFITS as of June 30, 2000		$322,320	$1,564,396	$903,903		$—	$1,024,182	$14,266,704

ADDITIONS:
Investment Income		8,646	264,449	68,240			66,313	467,052
Contributions by employer								1,134,650
Contributions by participants		866,259	1,407,827	836,775			115,888	927,150
Loan payments		12,549	33,141	20,375			(610,761)	52,329
Net (depreciation) appreciation in market value of investments		(124,531)	(1,146,377)	(316,901)				(7,877,354)
		762,923	559,040	608,489		—	(428,560)	(5,296,173)

DEDUCTIONS:
Distributions to employer		148,846	298,048	138,783			233,293	956,237
Distributions to participants		46	44	32				56
Loan fees		24,379	9,894	9,484			(721,122)	35,447
Loan withdrawals		173,271	307,986	148,299		—	(487,829)	991,740

INTERFUND TRANSFERS		446,675	826,704	619,366		148		47,127

NET ADDITIONS (DEDUCTIONS)		1,036,327	1,077,758	1,079,556		148	59,269	(6,240,786)

NET ASSETS AVAILABLE FOR PLAN BENEFITS as of June 30, 2001		$1,358,647	$2,642,154	$1,983,459		$148	$1,083,451	$8,025,918

ADDITIONS:
Investment Income		22,185	5,342	16,648			68,313	17,989
Contributions by employer								1,009,499
Contributions by participants	19,685	1,043,272	1,116,927	1,010,844	40,384			547,973
Loan payments	401	33,267	46,555	26,381	2,501		(593,294)	50,108
Net (depreciation) appreciation in market value of investments	(26,189)	(355,048)	(1,028,676)	(398,695)	(50,007)			(343,237)
	(6,103)	743,676	140,148	655,178	(7,122)	—	(524,981)	1,282,332

DEDUCTIONS:

Distributions to participants		350,548	462,114	260,027	24,615		315,510	965,178
Loan fees	3	128	155	115	7			25
Loan withdrawals	2,485	31,464	36,378	30,530	5,896		(656,245)	10,039
	2,488	382,140	498,647	290,672	30,518	—	(340,735)	975,242

INTERFUND TRANSFERS	252,875	215,589	(93,115)	(204,413)	705,386	(147)		(292,237)

NET ADDITIONS (DEDUCTIONS)	244,284	577,125	(451,614)	160,093	667,746	(147)	(184,246)	14,853

NET ASSETS AVAILABLE FOR PLAN BENEFITS| as of June 30, 2002	$244,284	$1,935,772	$2,190,540	$2,143,552	$667,746	$1	$899,205	$8,040,771

ADDITIONS:
Investment Income	3,367	19,048		9,754	2,791		24,910	23,820
Contributions by employer								373,322
Contributions by participants	44,822	342,109	292,609	304,281	108,648		10,900	143,963
Loan payments	3,888	17,239	22,549	13,161	7,745		(241,811)	14,858
Net (depreciation) appreciation in market value of investments	(54,785)	(217,020)	(165,113)	(267,699)	(47,326)			(4,327,694)
	(2,708)	161,376	150,045	59,497	71,858	—	(206,001)	(3,771,731)

DEDUCTIONS:
Distributions to employer	6,594	299,504	286,625	207,811	73,512		152,609	310,796
Distributions to participants	4	22	53	80	43			25
Loan fees	309	2,914	8,799	15,971	4,867		(260,209)	1,133
Loan withdrawals	6,907	302,440	295,477	223,862	78,422	—	(107,600)	311,954

INTERFUND TRANSFERS	(53,233)	143,278	(75,683)	39,232	73,023	11,224		(49,627)

NET ADDITIONS (DEDUCTIONS)	(62,848)	2,214	(221,115)	(125,133)	66,459	11,224	(98,401)	(4,133,312)

NET ASSETS AVAILABLE FOR PLAN BENEFITS as of December 31, 2002	$181,436	$1,937,986	$1,969,425	$2,018,419	$734,205	$11,225	$800,804	$3,907,459

ANALYSTS INTERNATIONAL CORPORATION

SAVINGS AND INVESTMENT PLAN

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED DECEMBER 31, 2002 AND YEARS ENDED JUNE 30, 2002 AND 2001

A. Summary of significant accounting policies:

Investments are stated at market value using quoted market values.  Promissory notes from participants are stated at the outstanding principal balance.

The financial statements have been prepared on the accrual basis of accounting.  All security transactions are recorded on their trade date.

Participants have control over the allocation of their account balances among each of the thirteen non-AIC Common Stock Funds.  However, because Analysts International (AIC) designates the investment option for the employer matching contributions in the AIC Common Stock Fund, participants do not have complete control of their assets invested in this fund.

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

The plan invests in various securities including U.S. Government securities, corporate debt instruments, and corporate stocks.  Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility.  Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of net assets available for plan benefits.

B. The Plan:

The Plan became effective January 1, 1985 under Section 401(k) of the Internal Revenue Code for the purpose of providing retirement and other benefits to eligible participants.  An employee of AIC becomes eligible for the Plan upon commencement of active service.

Effective July 1, 2002, the Plan was amended to change the plan fiscal year end from June 30 to December 31.  The period ended December 31, 2002 contains six months of operations (from July 1, 2002 to December 31, 2002) and the periods ended June 30, 2002 and 2001 contain 12 months of activity.

The Plan is funded primarily by employee contributions.  Eligible employees may contribute up to 15% of their gross annual wages for pre-tax saving contributions.  Highly-compensated employees’ contributions are limited based on discrimination testing performed.  In addition, the Plan allows rollover contributions from certain qualified retirement plans.

Plan participants may choose to invest their pre-tax contributions in one or more of thirteen investment funds offered by the Putnam, Vanguard, Janus and Neuberger Berman Companies and/or the AIC Common Stock Fund.  The thirteen funds include the Putnam Money Market Fund, the Putnam U.S. Government Income Trust, the Putnam High Yield Trust, the Putnam Fund for Growth and Income, the Putnam Voyager Fund, the Putnam OTC Emerging Growth Fund, the Putnam Global Equity Fund

(formerly the Putnam Global Growth Fund), the Putnam International Growth Fund, the Putnam Capital Opportunities Fund, the Vanguard 500 Index Fund, the Janus Mercury Fund, the Janus Growth and Income Fund and the Neuberger Berman Genesis Trust Fund.  A participant’s account (consisting of employee contributions and investment income) is fully vested.

Participant loans are made in compliance with federal regulations in effect at the time of the loan.  Effective January 1, 2001, the Plan was amended requiring the loan origination fee to be paid directly to the Trustee.  This loan origination fee is withdrawn directly from the participant’s account at the date of the loan issue.  Participant loans outstanding, included in investments, amounted to $800,804 at December 31, 2002, $899,205 at June 30, 2002 and $1,083,451 at June 30, 2001.

The Plan provides for employer matching contributions where the employer matches 18% of the employee’s pre-tax saving contributions, provided the employee has been employed by the employer for one year or more and is not a highly compensated employee as defined by federal tax laws.  The employer matching contributions are invested in the AIC Common Stock Fund.

Prior to January 1, 2001, a participant’s interest in the employer matching contribution vested at the rate of 20% per year after three years of service with 100% vesting after seven years.  Effective January 1, 2001 the Plan amended the vesting schedule to a vesting rate of 20% per year after one year of service with 100% vesting after five years.  Any non-vested portion of employer matching contributions to the accounts of participants who withdraw from the Plan are forfeited in compliance with federal regulations and used by the employer to reduce future matching contributions.

During March 2001, the participants in the SequoiaNet.com retirement plan were added to the Analysts International Savings and Investment Plan.  This addition was due to the 100% acquisition of SequoiaNet.com by Analysts International in December 2000.  The SequoiaNet.com plan transferred $6,792,415 million in net assets to the Plan which is included in contributions by participants in the Statement of Changes in Net Assets Available for Plan Benefits for the year ended June 30, 2001.

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

D.  Internal Revenue Service Status:

The IRS has issued determinations that the Plan, as originally adopted January 1, 1985, and as amended thereafter, is a qualified plan for tax purposes under Sections 401(a) and 401(k) of the Internal Revenue Code and that the trust established in connection therewith is exempt from income tax under Section 501(a) of the Code.  The Company believes the Plan as presently constituted and operated continues to meet the requirements of Sections 401(a) and 401(k) of the Code and that the related trust is exempt from income tax under Section 501(a) of the Code.

E.  Investments:

	December 31,	June 30,
	2002	2002	2001
Investments at market value:
Putnam Money Market Fund	$5,584,526	$6,249,365	$5,407,199
Putnam U.S. Government Income Trust	5,999,090	4,970,732	4,948,450
Putnam High Yield Trust	3,075,156	3,198,949	3,427,449
Putnam Fund for Growth and Income	12,537,545	15,352,043	19,484,967
Putnam Voyager Fund	15,308,636	19,035,198	28,945,714
Putnam OTC Emerging Growth Fund	3,445,286	4,205,711	6,821,785
Putnam Global Equity Fund	3,125,838	3,639,026	5,159,425
Putnam International Growth Fund	2,420,998	2,970,872	3,155,323
Putnam Capital Opportunities Fund	181,436	244,284	—
Vanguard 500 Index Fund	1,937,986	1,935,772	1,358,647
Janus Mercury Fund	1,969,425	2,190,540	2,642,154
Janus Growth & Income Fund	2,018,419	2,143,552	1983,459
Neuberger Berman Genesis Trust	734,205	667,746	—
Pending Account	11,225	1	148
AiC Common Stock Fund	3,907,459	8,040,771	8,025,918

	62,257,230	74,844,562	91,360,638

Promissory notes from participants	800,804	899,205	1,083,451

	$63,058,034	$75,743,767	$92,444,089

F.  Benefits Payable:

As of December 31, 2002, June 30, 2002 and 2001, net assets available for plan benefits included benefits of $2,063,770, $1,444,480 and $1,933,128 respectively, due to participants who have withdrawn from participation in the plan.  These amounts will be reported on Schedule H, Line 1g, of the Plan’s annual report on Form 5500 when filed.

SUPPLEMENTAL SCHEDULES FURNISHED PURSUANT TO

THE REQUIREMENTS OF FORM 5500

ANALYSTS INTERNATIONAL CORPORATION

SAVINGS AND INVESTMENT PLAN

EIN 41-0905408, PLAN 522233

SCHEDULE H
PART IV
LINE 4i

SCHEDULE OF ASSETS (HELD AT END OF YEAR)

	Number of Shares	Cost	Fair Value
MUTUAL FUNDS:
Putnam Money Market Fund *	5,584,526	$5,584,526	$5,584,526
Putnam U.S. Government Income Trust *	453,103	6,071,789	5,999,090
Putnam High Yield Trust *	446,322	5,593,308	3,075,156
Putnam Fund for Growth and Income *	886,672	14,128,855	12,537,545
Putnam Voyager Fund *	1,204,456	17,622,670	15,308,636
Putnam OTC Emerging Growth Fund *	683,589	11,660,839	3,445,286
Putnam Global Equity Fund *	528,907	6,332,931	3,125,838
Putnam International Growth Fund *	147,532	3,322,806	2,420,998
Putnam Capital Opportunities Fund *	23,810	262,410	181,436
Vanguard 500 Index Fund	23,882	2,635,964	1,937,986
Janus Mercury Fund	133,430	4,377,875	1,969,425
Janus Growth & Income Fund	86,479	3,014,681	2,018,419
Neuberger Berman Genesis Trust Fund	26,091	831,537	734,205
Pending Account		11,225	11,225
AiC COMMON STOCK FUND *	1,973,464	17,391,192	3,907,459
PROMISSORY NOTES FROM PARTICIPANTS*		800,804	800,804
Interest rates ranging from 5.00% to 9.00% with maturity dates through March, 2006
		$99,643,412	$63,058,034

* Known to be a party-in-interest.

ANALYSTS INTERNATIONAL CORPORATION

SAVINGS AND INVESTMENT PLAN

SCHEDULE H
PART IV
LINE 4j

SCHEDULE OF REPORTABLE TRANSACTIONS

FOR THE SIX MONTHS ENDED DECEMBER 31, 2002

Identity of Party Involved	Description of Transaction	Purchase Price	Selling Price	Cost of Asset	Current Value of Assets on Transaction Date	Net Loss
Putnam Fiduciary Trust Company*	Purchases Of AiC Stock	$555,963		$555,963	$555,963

Putnam Fiduciary Trust Company*	Sales of AiC Stock		$361,580	$614,384	$361,580	($252,804)

*Known to be a party-in-interest.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

Date: 4/25/03
ANALYSTS INTERNATIONAL CORPORATION SAVINGS AND INVESTMENT PLAN

	By:	/s/ Colleen Davenport
Colleen Davenport, member of the Plan Committee

EXHIBIT INDEX

No.	Exhibit

24.	Independent Auditors’ Consent