Form 10-Q
period 2003-03-29
ANALYSTS INTERNATIONAL CORP
filed 2003-05-12
CIK 6292

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2003

or

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

Yes    ☒     No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☒     No    ☐

As of April 28, 2003, 24,199,307 shares of the Registrant’s Common Stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

Analysts International Corporation

Condensed Consolidated Balance Sheets

(In thousands)	March 29, 2003	December 28, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$5,457	$54
Accounts receivable, less allowance for doubtful accounts	54,405	59,776
Prepaid expenses and other current assets	9,936	8,848
Total current assets	69,798	68,678

Property and equipment, net	6,620	7,071
Intangible assets other than goodwill	11,829	12,022
Goodwill	16,460	16,460
Other assets	2,483	2,513
	$107,190	$106,744

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,506	$18,966
Line of credit	—	324
Salaries and vacations	10,653	6,036
Deferred revenue	3,205	4,340
Self-insured health care reserves and other amounts	2,714	2,659
Restructuring accruals, current portion	529	648
Total current liabilities	33,607	32,973

Restructuring accruals, non-current portion	473	550
Deferred compensation accrual	3,260	3,055
Shareholders’ equity	69,850	70,166
	$107,190	$106,744

Note:  The balance sheet at December 28, 2002 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except per share amounts)	Three Months Ended
	March 29, 2003	March 31, 2002

Professional services revenue:
Provided directly	$69,635	$83,481
Provided through subsuppliers	16,406	31,203
Total revenue	86,041	114,684

Expenses:
Salaries, contracted services and direct charges	70,656	95,434
Selling, administrative and other operating costs	15,565	19,350
Amortization of intangible assets	193	199

Operating loss	(373)	(299)
Non-operating income	8	44
Interest expense	(8)	(658)
Loss before income taxes and cumulative effect of change in accounting principle	(373)	(913)
Income tax benefit	(57)	(212)
Net loss before cumulative effect of change in accounting principle	(316)	(701)
Cumulative effect of change in accounting for goodwill	—	(16,389)
Net loss	$(316)	$(17,090)

Per common share:
Basic and diluted loss:
Loss before cumulative effect of change in accounting principle	$(.01)	$(.03)
Cumulative effect of change in accounting for goodwill	—	(.68)
Net loss:	$(.01)	$(.71)

Average common shares outstanding	24,199	24,196
Average common and common equivalent shares outstanding	24,199	24,196

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)	Three Months Ended
	March 29, 2003	March 31, 2002

Net cash provided by (used in) operating activities	$5,952	$(837)

Cash flows from investing activities:
Property and equipment additions	(238)	(594)
Proceeds from property and equipment sales	13	11
Net cash used in investing activities	(225)	(583)

Cash flows from financing activities:
Net change in Working Capital Line of Credit	(324)	—
Proceeds from borrowings	—	22,065
Repayment of borrowings	—	(37,715)
Proceeds from exercise of stock options	—	1
Net cash used in financing activities	(324)	(15,649)

Net increase (decrease) in cash and equivalents	5,403	(17,069)

Cash and cash equivalents at beginning of period	54	18,204

Cash and cash equivalents at end of period	$5,457	$1,135

See notes to condensed consolidated financial statements.

Analysts International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                       Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of March 29, 2003, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 29, 2003 and March 31, 2002 have been prepared by the Company, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position at March 29, 2003 and the results of operations and the cash flows for the periods ended March 29, 2003 and March 31, 2002 have been made.  The results of operations for the period ended March 29, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

Effective December 28, 2002, we changed our fiscal year to end on the Saturday closest to December 31.  Subsequent to this change, our fiscal quarters will end on the Saturday closest to the end of the calendar quarter.  This change in year and quarter end did not have a material impact on our operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 28, 2002 annual report to shareholders.

Comprehensive loss (i.e. net loss plus available-for-sale securities valuation adjustments) for the three-months ended March 29, 2003 and March 31, 2002 was ($316,000) and ($17,090,000), respectively.

Effective January 1, 2002, the Company fully adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 and SFAS No. 142.  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets other than goodwill.

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

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  The Company completed its first phase impairment analysis for 2003 during the first quarter and found no indication of impairment of its recorded goodwill although the valuation determined the fair value of the Infrastructure and Solutions reporting units to approximate their carrying value.

Upon the initial adoption of SFAS No. 142 during the first quarter of 2002, there was an indication of impairment of our goodwill found in the first phase testing.  Accordingly, we completed the second phase testing in June 2002.  Based on the impairment tests, we recognized a transitional impairment of $16,389,000 in the first quarter of 2002 to reduce the carrying value of goodwill for our Infrastructure reporting unit to its implied fair value.  We did not record a tax benefit for this adjustment, as our current operating performance requires the establishment of a reserve against the deferred tax asset created by this impairment.  The transition impairment was required because economic conditions at the time of testing (including declining operating margins and lower demand for our services) reduced the estimated future expected performance for this operating unit.  Under SFAS 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of accounting change in our first quarter 2002 statement of operations.  Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

For the three months ended March 29, 2003, no goodwill or other intangibles were acquired, impaired or disposed.  Other intangibles consisted of the following:

	March 29, 2003			December 28, 2002
(In thousands)	Gross Carrying Amount	Accumulated Amoritization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$12,270	$(2,028)	$10,242	$12,270	$(1,835)	$10,435
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$13,990	$(2,161)	$11,829	$13,990	$(1,968)	$12,022

The customer list is scheduled to be fully amortized by 2015 with corresponding amortization estimated to be approximately $800,000 per year.

Effective December 29, 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), which amends Statement of Financial Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”).  We have continued to apply APB Opinion No. 25 and related interpretations in accounting for our five stock-based compensation plans.  FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of FAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 148, our pro forma net loss and loss per share for the three months ended March 29, 2003 and March 31, 2002 would have been the amounts indicated below:

	Three Months Ended
	March 29, 2003	March 31, 2002
Net loss (in thousands):
As reported	$(316)	$(17,090)
Pro forma	(570)	(17,456)
Net loss per share (basic):
As reported	$(.01)	$(.71)
Pro forma	(.02)	(.72)
Net loss per share (diluted):
As reported	$(.01)	$(.71)
Pro forma	(.02)	(.72)

2.                                       Long-term Debt

Effective April 11, 2002, the Company consummated an asset-based revolving credit facility with up to $55,000,000 of availability.  The Company reduced the level of availability to $45,000,000 following the sale of its corporate headquarters building on May 15, 2002.  Borrowings under this credit agreement are secured by all of the Company’s assets.  Under the revolving credit agreement, which matures on April 10, 2005, the Company must take advances or pay down the outstanding balance daily.  The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus ..75% (5.0% on March 29, 2003) while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio.  The Company believes it will be able to continue to meet the requirements of the new agreement for the foreseeable future and as of March 29, 2003 did not have any borrowings against this agreement.

3.                                       Shareholders’ Equity

Three Months Ended March 29, 2003
(In thousands)

Balance at beginning of period	$70,166
Comprehensive loss	(316)
Balance at end of period	$69,850

4.                                       Net Income Per Common Share

Basic and diluted earnings (loss) per share (EPS) are presented in accordance with SFAS No. 128, “Earnings per Share.”  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options.  Options to purchase 2,031,000 and 1,830,000 shares of common stock were outstanding at the end of the periods ended March 29, 2003 and March 31, 2002, respectively, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

5.                                       Restructuring

In December 2000, the Company recorded a restructuring charge of $7,000,000.  Of this charge, $2,600,000 related to workforce reductions (primarily non-billable staff), and $4,400,000 related to lease termination and abandonment costs (net of sub-lease income), including an amount for assets to be disposed of in conjunction with this consolidation.  The restructuring accrual for workforce reductions has been fully used as of December 28, 2002.

A summary of activity with respect to the restructuring charge for the three-month period ended March 29, 2003 is as follows:

(In thousands)	Office Closure/ Consolidation

Balance at December 28, 2002	$1,198

Cash expenditures	196

Balance at March 29, 2003	$1,002

Item 2.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Three Months Ended March 29, 2003 and March 31, 2002

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

Critical accounting policies are defined as those that involve significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of our financial condition and results of operations.  We believe the accounting policies described below meet these characteristics.

Revenue Recognition

We recognize revenue for our staffing business and the majority of our business solutions and infrastructure business as services are performed or products are delivered.  Certain of our outsourcing and help desk engagements provide for a specific level of service each month for which we bill a standard monthly fee.  Revenue for these engagements is recognized in monthly installments over the period of the contract.  In some such contracts we invoice in advance for two or more months of service.  When we do this, the revenue is deferred and recognized over the term of the invoicing agreement.

In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry.  If these services are provided under an arrangement where-by we agree to retain only a fixed portion of the amount billed to the client, to cover our management and administrative costs, the amount billed to the client is classified as subsupplier revenue.  All revenue derived from services provided by our employees or other independent contractors working directly for us is recorded as direct revenue.

We generally do not enter into fixed price engagements.

In all of our services, risk associated with client satisfaction exists.  Although management feels these risks are adequately addressed by our adherence to proven project management methodologies and other procedures, the potential exists for future revenue charges relating to unresolved issues.

Bad Debt

Each accounting period we determine an amount to be set aside to cover potentially uncollectable accounts.  Our determination is based upon an evaluation of accounts receivable for risk associated with a client’s ability to make contractually required payments.  These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include reviewing the financial stability of the client, the clients’ willingness to pay, and current market conditions.  If our evaluation of a client’s ability to pay is incorrect, we may incur future charges.

Goodwill and Intangible Impairment

We evaluate goodwill and other intangible assets on a periodic basis.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or related assumptions change, we may be required to recognize impairment charges.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets.”  In accordance with the provisions of SFAS No. 142, effective January 1, 2002 we ceased amortization of certain intangible assets including goodwill.  Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Also in conjunction with the adoption of the provisions of SFAS No. 142, we recorded a goodwill impairment charge during the first quarter of 2002 of $16.389 million.  This impairment was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002, and therefore did not impact operating income.  The Company completed its impairment analysis for 2003 during the first quarter and found no indication of impairment of its recorded goodwill although the valuation determined the fair value of the Infrastructure and Solutions reporting units to approximate their carrying value.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between reported income and income considered taxable by the taxing authorities.  SFAS No. 109 also requires the resulting deferred tax assets to be reduced by a valuation allowance if some portion or all of the deferred tax asset is not expected to be realized.  Based upon prior taxable income and estimates of future taxable income, we expect our deferred tax assets, net of the established valuation allowance, will be fully realized in the future.  If actual future taxable income is less than we anticipate from our estimates, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense which will be recorded in our consolidated statement of operations.

Benefit Accruals

Each accounting period we estimate an amount to accrue for medical costs incurred but not yet reported (IBNR) under our self-funded employee medical insurance plans.  We base our determination on an evaluation of past rates of claim payouts and trends in the amount of payouts.  This determination requires significant judgment and assumes past patterns are representative of future payment patterns.  A significant shift in usage and payment patterns within our medical plans could necessitate significant adjustments to these accruals in future accounting periods.

Restructuring

We recorded a restructuring charge and reserves associated with restructuring plans approved by management in December 2000.  The remaining reserve consists of an estimate pertaining to real estate lease obligations.  Factors such as the ability to obtain subleases, the creditworthiness of sublessees, and the ability to negotiate early termination agreements with lessors could materially affect this real estate reserve.  While we believe our current estimates regarding lease obligations are adequate, our inability to sublet the remaining space, or obtain payments from sublessees could necessitate significant adjustments to these estimates in the future.

RESULTS OF OPERATIONS, THREE MONTHS ENDED MARCH 29, 2003 VS. THREE MONTHS ENDED MARCH 31, 2002

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three months ended March 29, 2003 and March 31, 2002.  The table provides guidance in our explanation of our operations and results.

	Three Months Ended March 29, 2003		Three Months Ended March 31, 2002		Increase (Decrease)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% Inc (Dec)	As% of Revenue
Professional services revenue:
Provided directly	$69,635	80.9%	$83,481	72.8%	$(13,846)	(16.6)%	8.1%
Provided through subsuppliers	16,406	19.1	31,203	27.2	(14,797)	(47.4)	(8.1)
Total revenue	86,041	100.0	114,684	100.0	(28,643)	(25.0)	.0
Salaries, contracted services and direct charges	70,656	82.1	95,434	83.2	(24,778)	(26.0)	(1.1)
Selling, administrative and other operating costs	15,565	18.1	19,350	16.9	(3,785)	(19.6)	1.2
Amortization of goodwill and other intangible assets	193.2		199.2		(6)	(3.0)	.0
Non-operating income	(8)	(.0)	(44)	(.0)	36	(81.8)	.0
Interest Expense	8.0		658.5		(650)	(98.8)	(.5)
Cumulative effect of change in accounting for goodwill	—	—	16,389	14.3	(16,389)	(100.0)	(14.3)

Loss before income taxes	(373)	(.4)	(17,302)	(15.1)	16,929	97.8	14.7
Income tax benefit	(57)	(.0)	(212)	(.2)	155	73.1	.2

Net loss	$(316)	(.4)%	$(17,090)	(14.9)%	$16,774	98.2%	14.5%

Personnel:
Management and Administrative	440		550		(110)	(20.0)%
Technical Consultants	2,550		2,900		(350)	(12.1)%

Revenue provided directly for the three months ended March 29, 2003 decreased 16.6% over the comparable quarter a year ago.  However, a substantially greater percentage of our revenue was derived from direct billings during the first quarter of 2003 as compared to the same period last year.  This was due principally to the decrease in revenue from certain Managed Services clients, most of which had been provided through subsuppliers.  Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

The decrease in revenue is reflective of the overall slowness in the economy which has resulted in an overall reduction in spending for the IT services we provide.  Our entire staff has decreased by approximately 460 employees over the comparable quarter last year.  Additionally, we experienced a continued decrease in our average bill rate due to pricing pressures imposed by our clients.  As demand for the services our industry provides has declined, certain clients have taken the opportunity to demand pricing concessions and we have had to conceed lower prices to retain our relationship with these clients.

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants.  Comparing the first quarter of 2003 to the first quarter of 2002, these expenses decreased slightly as a percentage of revenue.  We have been successful at managing our direct labor rates downward in response to decreasing bill rates.  We have been able to do this by passing billing rate decreases through to our consultants in the form of labor rate decreases where possible and increasing productivity levels of our billable technical staff.  The shifting of our revenue mix to include more direct revenue, with better margins, and less low margin subsupplier revenue also played a role in decreasing this category of expense, as a percentage of revenue.  Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Selling, administrative and other operating (SG&A) costs include commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs represented 22.4% of direct revenue for the three months ended March 29, 2003, down from 23.2% for the comparable period in 2002.  This decrease is the result of our ongoing efforts to manage costs downward as demand for our services decline.  We have managed these costs downward primarily by reducing discretionary spending for non-billable travel, imposing wage controls on administrative and management personnel, eliminating office space where possible, and by reducing the number of non-technical personnel we employ.  We are committed to continuing to manage this category of expense to the right level for our company, however, there can be no assurance this category of cost will not increase as a percentage of income if our headcount continues to decline.

Amortization of intangible assets decreased slightly in the three months ended March 29, 2003 over the three months ended March 31, 2002.

Non-operating income, consisting primarily of interest income, declined during the three months ended  March 29, 2003 compared to the same quarter a year ago.  The higher level of interest income during the 2002 period resulted from significant cash investments during that period.  The cash invested during the 2002 period was subsequently used to reduce outstanding debt.

The decrease in interest expense resulted primarily from lower debt levels during the first quarter of 2003.  Debt levels have declined to zero at March 29, 2003 primarily as a result of using cash invested during the first quarter of 2002 and proceeds from the sale of our corporate headquarters building in May 2002 to reduce debt and a decreased need to borrow to support accounts receivable.  As our revenue, and accordingly, our receivable balance declined throughout 2002 and the first quarter of 2003, the cash collected from accounts receivable was used to reduce debt.

We adopted the full provisions of SFAS No. 142 in 2002 and recorded an impairment charge of approximately $16.4 million.  SFAS No. 142 requires companies to no longer amortize purchased goodwill but instead to test such assets for impairment at least annually.  Based on the impairment tests, we reduced the carrying value of goodwill for our Infrastructure reporting unit to its implied fair value.  The impairment was required because economic conditions at the time of testing reduced the estimated future expected performance for this reporting unit.  Following the initial adoption of SFAS No. 142, at least annually, we are required to test our remaining goodwill for impairment.  We performed these tests as of January 1, 2003 and found no indication of impairment although the carrying value of the Infrastructure and the Solutions reporting units approximated their fair values.  Any significant deterioration in the outlook for these reporting units could result in future impairment of the associated goodwill.

We recorded an income tax benefit of $57,000 during the three months ended March 29, 2003.  This is reflective of an overall tax benefit rate of 15.3% compared to a statutory tax benefit rate of 35%.  This reduced rate results primarily from non-deductible meals and entertainment expenses.

As a result of the factors discussed above, we reported a net loss in the three months ended March 29, 2003 of $316,000 compared with a net loss of $17.1 million for the comparable period of 2002.

The decrease in technical consultants is reflective of the overall slowness in the economy which has resulted in an overall reduction in spending for the IT services we provide.  Administrative and management personnel decreased as a result of our continuing efforts to contain our operating costs.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

(dollars in thousands)	March 29, 2003	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)

Cash and Cash Equivalents	$5,457	$54	$5,403	10,005.6%
Accounts Receivable	54,405	59,776	(5,371)	(9.0)
Other Current Assets	9,936	8,848	1,088	12.3
Total Current Assets	$69,798	$68,678	$1,120	1.6

Accounts Payable	$16,506	$18,966	$(2,460)	(13.0)
Current Debt	—	324	(324)	(100.0)
Other Current Liabilities	17,101	13,683	3,418	25.0
Total Current Liabilities	$33,607	$32,973	$634	1.9

Working Capital	$36,191	$35,705	$486	1.4
Current Ratio	2.08	2.08	—	—

Total Shareholders' Equity	$69,850	$70,166	$(316)	(0.5)%

Working capital at March 29, 2003 was up slightly from December 28, 2002.  During the first quarter of 2003, we were able to pay down our line of credit to zero and accumulate cash and cash equivalents of $5.5 million.  Accounts receivable decreased from December 28, 2002 to March 29, 2003.  We continue to devote additional resources to ensure the timely collection of our receivables.  The reduction in our accounts receivable balance was partially offset by the decline in accounts payable, which is reflective of the lower usage of subsuppliers.  The ratio of current assets to current liabilities remained the same at March 29, 2003, as compared to at December 28, 2002.

Historically, we have been able to support internal growth in our business with internally generated funds. Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients.  Most recently, as revenues and payroll have declined, our need for working capital to support accounts receivable has also declined, resulting in a reduction in our need to borrow.  When our revenue and payroll begin to grow again, we would expect our need for working capital to once again increase.

During 2002, reduction of debt and associated borrowing costs was one of our top priorities.  In pursuit of this priority, effective April 11, 2002, we consummated an asset-based revolving credit agreement with up to $55.0 million of availability.  This borrowing facility reduced our cost of borrowing from 9% to prime plus .75%, or 5.00% currently.  To reduce our cost of financing even further, we reduced the level of availability under this credit agreement to $45.0 million following the sale of our corporate headquarters building on May 15, 2002.  Over the past year we have been successful at reducing our borrowings on our line of credit to zero at March 29, 2003.  We presently could borrow up to $25.2 million under our credit facility if business and working capital needs warrant it.  Borrowings under the credit agreement are secured by all of our assets.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily.  However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus .75% while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires us to maintain a minimum accounts payable turnover ratio.

We believe we will be able to continue to meet the requirements of the agreement.  The credit agreement matures on April 10, 2005.

During the three-month period ended March 29, 2003, we made capital expenditures totaling only $238,000 compared to $594,000 in the three-month period ended March 31, 2002.  These capital expenditures were funded with internally generated funds.  We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

Office facilities are leased under non-cancelable operating leases.  Minimum future obligations on these operating leases at March 29, 2003, are as follows (in thousands):

	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Operating Leases	$6,424	$10,962	$6,546	$667	$24,599

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

For the past three years, several market conditions have affected our industry.  Increased price competition in the area of technical staff augmentation has created pressure on billable hourly rates, and clients have begun to request increasingly lower cost models for staff augmentation services.  As a result, we encountered lower billing rates over the prior year.  Management expects that clients will continue, for the foreseeable future, to request lower cost offerings for staff augmentation services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of off-shore resources.  We are considering various low-cost staffing model alternatives, including relationships with e-procurement software vendors and offshore service providers, at least in partial response to these developments in the industry.  We have also implemented new software and internet capabilities in our recruiting function.

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

Staff augmentation continues to represent more than half of total revenues (revenue from services provided directly to client (direct revenue) plus revenue from services provided to our clients by subsuppliers (subsupplier revenue))

and over half of our direct revenue.  While we expect the industry slowdown to begin to reverse in the latter part of 2003, there can be no assurance as to when, or if, revenue will return to previous levels.  Our ability to respond to the conditions outlined above will bear directly on our performance.

As a result of the pricing and other competitive pressures affecting the technical staff augmentation area of our business, management has sought and plans to continue to seek new customers for our other service offerings.  Management plans to continue adding new customers or obtaining contracts with existing customers in the areas of software and web site development and maintenance (solutions), network infrastructure services, computer security and criminal justice.  Management plans to concentrate on small and medium size companies with these other service offerings.  While we believe these areas of our business present opportunities to grow our business, growth in these areas will depend on improvement in the economy and spending in the overall IT services market, our ability to compete with other vendors and how successful we are at obtaining new clients.

Our ability to quickly identify, attract and retain qualified technical personnel, especially when recovery begins, will affect our results of operations and ability to grow in the future.  Competition for qualified personnel is intense, and if we are unable to hire the talent required by our client in a cost-effective manner, it will affect our ability to grow our business.

In addition to our ability to control labor costs, our ability to control employee benefit costs and other employee-related costs will affect our future performance.  In an effort to contain our benefits costs, we implemented substantial changes to our benefits plans for fiscal year 2002 and have implemented additional changes in 2003.  While we believe the changes we implemented will be effective, the effectiveness of these changes may vary due to factors we cannot control such as rising medical costs, the amount of medical services used by our employees and similar factors.

Controlling operating costs while attempting not to impact our ability to respond to our clients also is a factor in our future success.  We have streamlined our operations by consolidating offices, reducing administrative and management personnel and continuing to review our company structure for more efficient methods of operating our business and delivering our services.  We may not be able to continue to reduce costs without affecting our ability to deliver service to our clients and therefore may choose to forego particular cost reductions if we believe it would be prudent to do so for the future business of the Company.

Terms and conditions standard to computer consulting services contracts also present a risk to our business.  In general, our clients can cancel or reduce their contracts on short notice.  Loss of a significant client relationship or a significant portion thereof, a significant number of relationships or a major contract could have a material adverse effect on our business.

While we believe our working capital will be sufficient for the foreseeable needs of our business, significant rapid growth in our business could create a need for additional working capital.  An inability to obtain additional working capital, should it be required, could have an adverse material effect on our business.  We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could have a material adverse effect on our business.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks on our line of credit agreement because of the variable interest rate charged.  Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates which assuming an average outstanding debt balance of $5.0 million would result in an annual interest expense increase of approximately $50,000.

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

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)          Exhibits

99.1 Certification of President and CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 12, 2003	By:	/s/ John T. Paprocki
John T. Paprocki Chief Financial Officer and Executive Vice President

Date: May 12, 2003	By:	/s/ David J. Steichen
David J. Steichen Controller and Assistant Treasurer (Chief Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Michael J. LaVelle, Chief Executive Officer, certify that:

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent function):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ Michael J. LaVelle
Michael J. LaVelle President and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, John T. Paprocki, Chief Financial Officer, certify that:

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent function):

a)                    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003	By:	/s/ John T. Paprocki
John T. Paprocki Executive Vice President and Chief Financial Officer

ANALYSTS INTERNATIONAL CORPORATION

EXHIBIT INDEX

FORM 10-Q

QUARTER ENDED MARCH 29, 2003

Exhibit No.	Description

99.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002