Form 10-Q
period 2003-06-28
ANALYSTS INTERNATIONAL CORP
filed 2003-08-11
CIK 6292

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2003

or

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

Yes    ☒    No    ☐

As of August 4, 2003, 24,199,307 shares of the Registrant’s Common Stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

Analysts International Corporation

Condensed Consolidated Balance Sheets

(In thousands)	June 28, 2003	December 28, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,946	$54
Accounts receivable, less allowance for doubtful accounts	56,852	59,776
Prepaid expenses and other current assets	4,479	8,848
Total current assets	66,277	68,678

Property and equipment, net	6,432	7,071
Intangible assets other than goodwill	11,635	12,022
Goodwill	16,460	16,460
Other assets	2,201	2,513
	$103,005	$106,744

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,333	$18,966
Line of credit	—	324
Salaries and vacations	7,005	6,036
Deferred revenue	4,457	4,340
Self-insured health care reserves and other amounts	2,215	2,659
Restructuring accruals, current portion	443	648
Total current liabilities	29,453	32,973

Restructuring accruals, non-current portion	387	550
Deferred compensation accrual	3,483	3,055
Shareholders’ equity	69,682	70,166
	$103,005	$106,744

Note:  The balance sheet at December 28, 2002 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002
Professional services revenue:
Provided directly	$71,443	$84,062	$141,078	$167,543
Provided through subsuppliers	11,167	26,682	27,573	57,885
Total revenue	82,610	110,744	168,651	225,428

Expenses:
Salaries, contracted services and direct charges	67,539	92,252	138,195	187,686
Selling, administrative and other operating costs	15,062	19,258	30,627	38,608
Amortization of intangible assets	194	199	387	398
Loss on sale of corporate headquarters building	—	1,860	—	1,860

Operating loss	(185)	(2,825)	(558)	(3,124)
Non-operating income	17	22	25	66
Interest expense	—	(253)	(8)	(911)
Loss on debt extinguishment	—	(744)	—	(744)

Loss before income taxes and cumulative effect of change in accounting principle	(168)	(3,800)	(541)	(4,713)
Income tax benefit	—	(623)	(57)	(835)
Net loss before cumulative effect of change in accounting principle	(168)	(3,177)	(484)	(3,878)
Cumulative effect of change in accounting for goodwill	—	—	—	(16,389)
Net loss	$(168)	$(3,177)	$(484)	$(20,267)

Per common share:
Basic and diluted loss:
Loss before cumulative effect of change in accounting principles	$(.01)	$(.13)	$(.02)	$(.16)
Cumulative effect of change in accounting for goodwill	—	—	—	(.68)
Net loss:	$(.01)	$(.13)	$(.02)	$(.84)

Average common shares outstanding	24,199	24,197	24,199	24,197
Average common and common equivalent shares outstanding	24,199	24,197	24,199	24,197

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(In thousands)	June 28, 2003	June 30, 2002

Net cash provided by (used in) operating activities	$5,935	$(1,879)

Cash flows from investing activities:
Property and equipment additions	(736)	(997)
Proceeds from property and equipment sales	17	16,445
Net cash (used in) provided by investing activities	(719)	15,448

Cash flows from financing activities:
Net change in Working Capital Line of Credit	(324)	9,488
Proceeds from borrowings	—	29,525
Repayment of borrowings	—	(70,525)
Proceeds from exercise of stock options	—	7
Net cash used in financing activities	(324)	(31,505)

Net increase (decrease) in cash and equivalents	4,892	(17,936)

Cash and cash equivalents at beginning of period	54	18,204

Cash and cash equivalents at end of period	$4,946	$268

See notes to condensed consolidated financial statements.

Analysts International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                       Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of June 28, 2003, the condensed consolidated statements of operations for the three- and six-month periods ended June 28, 2003 and June 30, 2002, and the condensed consolidated statements of cash flows for the six-month periods ended June 28, 2003 and June 30, 2002 have been prepared by the Company, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position at June 28, 2003 and the results of operations and the cash flows for the periods ended June 28, 2003 and June 30, 2002 have been made.

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

Comprehensive loss (i.e. net loss plus available-for-sale securities valuation adjustments) for the three and six months ended June 28, 2003 was $168,000 and $484,000, respectively, and for the three and six months ended June 30, 2002 was $3,184,000 and $20,274,000, respectively.

Effective January 1, 2002, the Company fully adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets other than goodwill.

SFAS No. 142 no longer allows the amortization of purchased goodwill and certain indefinite-lived intangible assets. Instead companies must test such assets for impairment at least annually.  The Company evaluated its intangible assets as of January 1, 2002 and again at January 1, 2003 and determined that the customer list had a determinable life while the tradename did not.  Effective January 1, 2002 the Company ceased amortization of the tradename asset.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase screens for impairment, while the second phase (if necessary) measures the impairment.  The Company completed its first phase impairment analysis for 2003 during the first quarter and found no indication of impairment of its recorded goodwill, although the valuation determined the fair value of the Infrastructure and Solutions reporting units to approximate their carrying value.

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

For the six months ended June 28, 2003, no goodwill or other intangibles were acquired, impaired or disposed.  Other intangibles consisted of the following:

	June 28, 2003			December 28, 2002
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$12,270	$(2,222)	$10,048	$12,270	$(1,835)	$10,435
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$13,990	$(2,355)	$11,635	$13,990	$(1,968)	$12,022

The customer list is scheduled to be fully amortized by 2015 with corresponding amortization estimated to be approximately $800,000 per year.

We adopted FASB 145, “Recission of FASB Statements No. 4, 44 and 64, Amendments of FASB Statement No. 13 and Technical Corrections” as of December 28, 2002.  Upon the adoption of FASB 145, we reclassified the loss resulting from the exinguishment of debt as a separate component in income from continuing operations.

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

Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 148, our pro forma net loss and loss per share for the three and six months ended June 28, 2003 and June 30, 2002 would have been the amounts indicated below:

	Three Months Ended		Six Months Ended
	June 28, 2003	June 30, 2002	June 28, 2003	June 30, 2002
Net loss (in thousands):
As reported	$(168)	$(3,177)	$(484)	$(20,267)
Pro forma	(439)	(3,420)	(1,009)	(20,876)
Net loss per share (basic):
As reported	$(.01)	$(.13)	$(.02)	$(.84)
Pro forma	(.02)	(.14)	(.04)	(.86)
Net loss per share (diluted):
As reported	$(.01)	$(.13)	$(.02)	$(.84)
Pro forma	(.02)	(.14)	(.04)	(.86)

2.                                       Long-term Debt

Effective April 11, 2002, the Company consummated an asset-based revolving credit facility with up to $55,000,000 of availability.  The Company reduced the level of availability to $45,000,000 following the sale of its corporate headquarters building on May 15, 2002.  Borrowings under this credit agreement are secured by all of the Company’s assets.  Under the revolving credit agreement, which matures on April 10, 2005, the Company must take advances or pay down the outstanding balance daily.  The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus .75% (4.75% on June 28, 2003) while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio.  The Company believes it will be able to continue to meet the requirements of the new agreement for the foreseeable future and as of June 28, 2003 did not have any borrowings against this agreement.

3.                                       Shareholders’ Equity

Six Months Ended June 28, 2003
(In thousands)

Balance at beginning of period	$70,166
Comprehensive loss	(484)
Balance at end of period	$69,682

4.                                       Net Income Per Common Share

Basic and diluted earnings (loss) per share (EPS) are presented in accordance with SFAS No. 128, “Earnings per Share.”  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options.  Options to purchase 2,018,000 and 1,832,000 shares of common stock were outstanding at the end of the periods ended June 28, 2003 and June 30, 2002, respectively, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

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

A summary of activity with respect to the restructuring charge for the six-month period ended June 28, 2003 is as follows:

(In thousands)	Office Closure/ Consolidation

Balance at December 28, 2002	$1,198

Cash expenditures	368

Balance at June 28, 2003	$830

Item 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Six Months Ended June 28, 2003 and June 30, 2002

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

We generally do not enter into fixed price engagements except as summarized above.

In all of our services, risk associated with client satisfaction exists.  Although management feels these risks are adequately addressed by our adherence to proven project management methodologies and other procedures, the potential exists for future revenue charges relating to unresolved issues.

Bad Debt

Each accounting period we determine an amount to be set aside to cover potentially uncollectible accounts.  Our determination is based upon an evaluation of accounts receivable for risk associated with a client’s ability to make contractually required payments.  These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include reviewing the financial stability of the client, the clients’ willingness to pay, and current market conditions.  If our evaluation of a client’s ability to pay is incorrect, we may incur future charges.

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

RESULTS OF OPERATIONS, THREE- AND SIX-MONTH PERIODS ENDED JUNE 28, 2003 VS. JUNE 30, 2002

The following tables illustrate the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and six-month periods ended June 28, 2003 and June 30, 2002.  The tables provide guidance in our explanation of our operations and results.

	Three Months Ended June 28, 2003		Three Months Ended June 30, 2002		Increase (Decrease)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% Inc (Dec)	As% of Revenue
Professional services revenue:
Provided directly	$71,443	86.5%	$84,062	75.9%	$(12,619)	(15.0)%	10.6%

Provided through subsuppliers	11,167	13.5	26,682	24.1	(15,515)	(58.1)	(10.6)
Total revenue	82,610	100.0	110,744	100.0	(28,134)	(25.4)	.0
Salaries, contracted services and direct charges	67,539	81.8	92,252	83.3	(24,713)	(26.8)	(1.5)
Selling, administrative and other operating costs	15,062	18.2	19,258	17.4	(4,196)	(21.8)	.8
Amortization of intangible assets	194.2		199.2		(5)	(2.5)	.0
Loss on sale of corporate headquarters building	—	—	1,860	1.7	(1,860)	(100.0)	(1.7)
Non-operating income	(17)	(.0)	(22)	(.0)	5	(22.7)	.0
Interest Expense	—	.0	253.2		(253)	(100.0)	(.2)
Loss on debt extinguishment	—	—	744.6		(744)	(100.0)	(.6)

Loss before income taxes	(168)	(.2)	(3,800)	(3.4)	3,632	95.6	3.2
Income tax benefit	—	(.0)	(623)	(.5)	623	100.0	.5

Net loss	$(168)	(.2)%	$(3,177)	(2.9)%	$3,009	94.7%	2.7%

	Six Months Ended June 28, 2003		Six Months Ended June 30, 2002		Increase (Decrease)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% Inc (Dec)	As% of Revenue
Professional services revenue:
Provided directly	$141,078	83.7%	$167,543	74.3%	$(26,465)	(15.8)%	9.4%

Provided through subsuppliers	27,573	16.3	57,885	25.7	(30,312)	(52.4)	(9.4)
Total revenue	168,651	100.0	225,428	100.0	(56,777)	(25.2)	.0
Salaries, contracted services and direct charges	138,195	81.9	187,686	83.3	(49,491)	(26.4)	(1.4)
Selling, administrative and other operating costs	30,627	18.2	38,608	17.1	(7,981)	(20.7)	1.1
Amortization of intangible assets	387.2		398.2		(11)	(2.8)	.0
Loss on sale of corporate headquarters building	—	—	1,860.8		(1,860)	(100.0)	(.8)
Non-operating income	(25)	(.0)	(66)	(.0)	41	(62.1)	.0
Interest Expense	8.0		911.4		(903)	(99.1)	(.4)
Loss on debt extinguishment	—	—	744.3		(744)	(100.0)	(.3)
Cumulative effect of change in accounting for goodwill	—	—	16,389	7.3	(16,389)	(100.0)	(7.3)

Loss before income taxes	(541)	(.3)	(21,102)	(9.4)	20,561	97.4	9.1
Income tax benefit	(57)	(.0)	(835)	(.4)	778	93.2	.4

Net loss	$(484)	(.3)%	$(20,267)	(9.0)%	$19,783	97.6%	8.7%

Personnel:
Management and Administrative	440		545		(105)	(19.3)%
Technical Consultants	2,575		2,995		(420)	(14.0)%

Revenue provided directly for the three- and six-month periods ended June 28, 2003 decreased 15.0% and 15.8%, respectively, from the comparable quarter a year ago.  However, we derived a substantially greater percentage of our revenue from direct billings during these periods in 2003 as compared to the same periods last year.  This increase in the percentage of direct revenue was due principally to the decrease in revenue from certain Managed Services clients, most of which had been provided through subsuppliers.  Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

The decrease in revenue resulted primarily from the decrease in the number of consultants we had billable during these periods, which is reflective of an overall reduction in spending for the IT services we provide.  Our consultant staff has decreased by 420 consultants from June 30, 2002.  In addition, we continue to experience decreasing average bill rates due to pricing pressures imposed by our clients.  These pressures have resulted in a 9% reduction in average bill rates within our staffing business thus far this year.  As demand for the services our industry provides has declined, many clients have taken the opportunity to demand pricing concessions and we have had to concede lower prices to retain our relationship with these clients.

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants.  Comparing the 2003 periods to the 2002 periods, these expenses decreased slightly as a percentage of revenue.  We have been successful at managing our direct labor rates downward in response to decreasing bill rates.  We have been able to do this by passing billing rate decreases through to our consultants in the form of labor rate decreases where possible and increasing productivity levels of our billable technical staff.  The shifting of our revenue mix to include more direct revenue, with better margins, and less low margin subsupplier revenue also played a role in decreasing this category of expense as a percentage of revenue.  Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Selling, administrative and other operating (SG&A) costs include commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs represented 18.2% of total revenue for each of the three- and six-month periods ended June 28, 2003, up from 17.4% and 17.1% for the three-and six-month periods in 2002, respectively.  While the significant decline in our total revenue, especially subsupplier revenue, has caused these costs to increase as a percentage of total revenue, the actual amounts of these costs have decreased considerably during these periods.  These decreases are the result of our ongoing efforts to manage costs downward as demand for our services and our average billing rates decline.  We have managed these costs downward primarily by reducing discretionary spending for non-billable travel, imposing wage controls on administrative and management personnel, eliminating office space where possible, and by reducing the number of non-technical personnel we employ.  We are committed to continuing to manage this category of expense to the right level for our company; however, there can be no assurance this category of cost will not increase as a percentage of income if our headcount and billing rates continue to decline.

Amortization of intangible assets decreased slightly in the three- and six-month periods ended June 28, 2003 compared to the same periods last year.

In the second quarter of 2002 we sold our corporate headquarters building, incurring a loss of $1.9 million.  Net proceeds of $16.4 million were used to reduce the balance on our line of credit.  The Company remains a major tenant in the building following the sale.

Non-operating income, consisting primarily of interest income, declined slightly during the three months ended June 28, 2003 compared to the same quarter a year ago.  While invested cash balances were higher during the 2003 period, rates of return were lower than in the prior year.  Non-operating income, consisting primarily of interest income, declined during the six months ended June 28, 2003 compared to the same period a year ago.  The higher level of interest income in the 2002 period resulted from significant cash investments during the first half of the six months ended June 30, 2002.  The cash invested during this time was then immediately used to reduce outstanding debt.

Interest expense during the three- and six-month periods ended June 28, 2003 decreased significantly from the same periods last year.  The reduction in interest expense is the result of lower levels of borrowings and reduced interest rates subsequent to the April 11, 2002 debt restructuring.  During the second quarter of 2003 we maintained a zero balance on our line of credit.  Debt levels have declined to zero primarily as a result of using cash invested during the first quarter of 2002 and proceeds from the sale of our corporate headquarters building in May 2002 to reduce debt.  We are also experiencing a decreased need to borrow to support accounts receivable.  As our revenue, and accordingly, our receivable balance declined throughout 2002 and the first half of 2003, the cash collected from accounts receivable was used to reduce debt.

We completed the restructuring of our credit facility with GE Capital in the second quarter of 2002.  Upon the refinancing of our debt, we recorded a loss on extinguishment of debt of $744,000 primarily related to make-whole payments associated with our 1998 Note Purchase Agreement and the write-off of costs associated with previous financings.

We adopted the full provisions of SFAS No. 142 in the first quarter of 2002 and recorded an impairment charge of approximately $16.4 million.  SFAS No. 142 no longer allows the amortization of purchased goodwill and certain indefinite-lived intangible assets instead companies must test such assets for impairment at least annually.  Based on the impairment tests, during the six months ended June 30, 2002, we reduced the carrying value of goodwill for our Infrastructure reporting unit to its implied fair value.  The impairment was required because economic conditions at the time of testing reduced the estimated future expected performance for this reporting unit.  Following the initial adoption of SFAS No. 142, at least annually, we are required to test our remaining goodwill for impairment.  We performed these tests as of January 1, 2003 and found no indication of impairment although the carrying value of the Infrastructure and the Solutions reporting units approximated their fair values.  Any significant deterioration in the outlook for these reporting units could result in future impairment of the associated goodwill.

We recorded no income tax benefit during the three months ended June 28, 2003 as non-deductible items (primarily travel meals and entertainment) negated the tax benefit of our operating loss.  During the six months ended June 28, 2003 we recorded an income tax benefit of $57,000.  This is reflective of an overall tax benefit rate of 10.5% compared to a statutory tax benefit rate of 35%.  This reduced rate results primarily from non-deductible meals and entertainment expenses.

As a result of the factors discussed above, we reported a net loss in the three- and six-month periods ended June 28, 2003 of $168,000 and $484,000, respectively, compared with a net loss of $3.2 million and $20.3 million, respectively, for the comparable periods of 2002.

The decrease in technical consultants is reflective of the overall slowness in the economy which has resulted in an overall reduction in spending for the IT services we provide.  Administrative and management personnel decreased as a result of our continuing efforts to contain our operating costs.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

(dollars in thousands)	June 28, 2003	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)

Cash and Cash Equivalents	$4,946	$54	$4,892	9,059.3%
Accounts Receivable	56,852	59,776	(2,924)	(4.9)
Other Current Assets	4,479	8,848	(4,369)	(49.4)
Total Current Assets	$66,277	$68,678	$(2,401)	(3.5)

Accounts Payable	$15,333	$18,966	$(3,633)	(19.2)
Current Debt	—	324	(324)	(100.0)
Other Current Liabilities	14,120	13,683	437	3.2
Total Current Liabilities	$29,453	$32,973	$(3,520)	(10.7)

Working Capital	$36,824	$35,705	$1,119	3.1
Current Ratio	2.25	2.08	.17	8.2

Total Shareholders’ Equity	$69,682	$70,166	$(484)	(0.7)%

Working capital at June 28, 2003 was up slightly from December 28, 2002.  During the second quarter of 2003, we have been able to keep our line of credit at zero and maintain cash and cash equivalents in the $5.0 million range.  Accounts receivable decreased from December 28, 2002 to June 28, 2003.  We continue to devote additional resources to pursue the timely collection of our receivables.  The reduction in our accounts receivable balance was offset by the decline in accounts payable, which is reflective of the lower usage of subsuppliers.  The ratio of current assets to current liabilities increased at June 28, 2003, as compared to at December 28, 2002.

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

During 2002, reduction of debt and associated borrowing costs was one of our top priorities.  In pursuit of this priority, effective April 11, 2002, we consummated an asset-based revolving credit agreement with up to $55.0 million of availability.  This borrowing facility reduced our cost of borrowing from 9% to prime plus .75%, or 4.75% currently.  To reduce our cost of financing even further, we reduced the level of availability under this credit agreement to $45.0 million following the sale of our corporate headquarters building on May 15, 2002.  We have been successful at reducing our borrowings on our line of credit to zero earlier this year and they have remained at zero throughout the quarter ended June 28, 2003.  At June 28, 2003 our borrowing capability was up to $22.2 million under our credit facility if business and working capital needs warrant it.  Borrowings under the credit agreement are secured by all of our assets.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily.  However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus ..75% while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires us to maintain a minimum accounts payable turnover ratio.  We believe we will be able to continue to meet the requirements of the agreement.  The credit agreement matures on April 10, 2005.

During the three-month period ended June 28, 2003, we made capital expenditures totaling $498,000 compared to $403,000 in the three-month period ended June 30, 2002.  These capital expenditures were funded with internally generated funds.  We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

Office facilities are leased under non-cancelable operating leases.  Minimum future obligations on these operating leases at June 28, 2003, are as follows (in thousands):

	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Operating Leases	$6,002	$10,985	$5,866	$472	$23,325

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

Several market conditions are affecting our industry.  Increased price competition in the area of technical staff augmentation has created pressure on billable hourly rates, and clients have been requesting increasingly lower cost models for staff augmentation services.  As a result, we have encountered lower billing rates for quite some time.  Management expects that clients will continue, for the foreseeable future, to request lower cost offerings for staff augmentation services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of off-shore resources.  Our ability to respond to customer requests for lower pricing or to provide other low cost solutions in this area of our business will have a direct effect on our performance.  Management expects competitive conditions in the area of technical staff augmentation to continue for the foreseeable future, although it expects that demand for these services will increase as the general economy begins to recover.

We are considering various low-cost staffing model alternatives, including relationships with e-procurement software vendors, at least in partial response to these developments in the industry.  We have established a relationship with an offshore vendor.  We have also implemented new software and internet capabilities in our recruiting function.  Although management believes these changes will have a positive effect on our results, there is no guarantee that the changes alone will be successful.

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

As a result of the pricing and other competitive pressures affecting the technical staff augmentation area of our business, management has sought and plans to continue to seek new customers for our other service offerings.  In 2003, management plans to concentrate on staff augmentation/managed services in Fortune 500 companies, business solutions for small and medium-sized businesses, and business opportunities with its technology and product partners.  In addition, we plan to develop a low cost staffing delievery model, expand our offshore service capabilities and develop relationships with sales channel partners with which we will share sales leads.  While we believe these areas of our business present opportunities to grow our business, growth in these areas will depend on improvement in the economy and spending in the overall IT services market, our ability to compete with other vendors and our success in obtaining new clients.

Our ability to quickly identify, attract and retain qualified technical personnel, especially when recovery begins, will affect our results of operations and ability to grow in the future.  Competition for qualified personnel is intense, and if we are unable to hire the talent required by our client in a cost-effective manner, it will affect our ability to grow our business. In addition to our ability to control labor costs, our ability to control employee benefit costs and other employee-related costs will affect our future performance.  In an effort to contain our benefits costs, we implemented substantial changes to our benefits plans in fiscal year 2002 and have implemented additional changes in 2003.  While we believe the changes we implemented will be effective, actual results may vary due to factors we cannot control such as rising medical costs, the amount of medical services used by our employees and similar factors.

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

4(i)  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Michael J. LaVelle, and Chief Financial Officer, John T. Paprocki, have reviewed the Company’s disclosure controls and procedures as of June 28, 2003.  While there can be no assurance these controls will be effective in all circumstances, based upon their review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this report on Form 10-Q.

4(ii)  Submission of Matters to a Vote of Security Holders

(a)  Election of directors.

The following nominees, all of whom were listed in the Company’s proxy statement prepared in accordance with Regulation 14(a), were elected:

Nominee	Votes For	Authority Withheld

J.D. Bamberger	20,738,496	1,121,155
K.K. Burhardt	20,961,975	897,675
W.K. Drake	20,875,478	991,417
M.B. Esstman	20,984,193	875,969
F.W. Lang	20,936,686	930,209
M.J. Lavelle	20,035,954	1,823,697
M.A. Loftus	20,980,845	878,806
E.M. Mahoney	20,948,405	911,246
R.L. Prince	20,922,346	937,305

(b)  Ratification of auditors.

The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

In favor	21,238,399
Against	418,031
Abstain	203,208

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

A.      Form 8-K filed May 29, 2003 announcing the non-intentional disclosure of certain information not previously disclosed to the public in the oral remarks of its executives at the annual shareholders meeting held on May 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 11, 2003	By:	/s/ John T. Paprocki
John T. Paprocki
Chief Financial Officer and Executive Vice President

Date: August 11, 2003	By:	/s/ David J. Steichen
David J. Steichen
Controller and Assistant Treasurer (Chief Accounting Officer)

ANALYSTS INTERNATIONAL CORPORATION

EXHIBIT INDEX

FORM 10-Q
QUARTER ENDED JUNE 28, 2003

Exhibit No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002