Form 10-Q
period 2003-09-27
ANALYSTS INTERNATIONAL CORP
filed 2003-11-12
CIK 6292

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2003

or

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

Yes    ☒   No    ☐

As of November 4, 2003, 24,211,807 shares of the Registrant’s Common Stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

Analysts International Corporation

Condensed Consolidated Balance Sheets

(In thousands)	September 27, 2003	December 28, 2002
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$8,114	$54
Accounts receivable, less allowance for doubtful accounts	54,517	59,776
Prepaid expenses and other current assets	4,352	8,848
Total current assets	66,983	68,678

Property and equipment, net	6,559	7,071
Intangible assets other than goodwill	11,442	12,022
Goodwill	16,460	16,460
Other assets	2,203	2,513
	$103,647	$106,744

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,080	$18,966
Line of credit	—	324
Salaries and vacations	11,148	6,036
Deferred revenue	3,355	4,340
Self-insured health care reserves and other amounts	2,748	2,659
Restructuring accruals, current portion	403	648
Total current liabilities	30,734	32,973

Restructuring accruals, non-current portion	306	550
Deferred compensation accrual	3,484	3,055
Shareholders’ equity	69,123	70,166
	$103,647	$106,744

Note:  The balance sheet at December 28, 2002 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
(In thousands except per share amounts)	September 27, 2003	September 30, 2002	September 27, 2003	September 30, 2002
Professional services revenue:
Provided directly	$69,432	$85,245	$210,510	$252,788
Provided through subsuppliers	10,604	22,169	38,177	80,054
Total revenue	80,036	107,414	248,687	332,842

Expenses:
Salaries, contracted services and direct charges	65,406	88,715	203,601	276,401
Selling, administrative and other operating costs	15,035	19,380	45,662	57,988
Amortization of intangible assets	193	193	580	591
Loss on sale of corporate headquarters building	—	—	—	1,860

Operating loss	(598)	(874)	(1,156)	(3,998)
Non-operating income	39	53	64	119
Interest expense	—	(86)	(8)	(997)
Loss on debt extinguishment	—	—	—	(744)

Loss before income taxes and cumulative effect of change in accounting principle	(559)	(907)	(1,100)	(5,620)
Income tax benefit	—	(224)	(57)	(1,059)
Net loss before cumulative effect of change in accounting principle	(559)	(683)	(1,043)	(4,561)
Cumulative effect of change in accounting for goodwill	—	—	—	(16,389)
Net loss	$(559)	$(683)	$(1,043)	$(20,950)

Per common share:
Basic and diluted loss:
Loss before cumulative effect of change in accounting principle	$(.02)	$(.03)	$(.04)	$(.19)
Cumulative effect of change in accounting for goodwill	—	—	—	(.68)
Net loss:	$(.02)	$(.03)	$(.04)	$(.87)

Average common shares outstanding	24,199	24,198	24,199	24,197
Average common and common equivalent shares outstanding	24,199	24,198	24,199	24,197

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(In thousands)	September 27, 2003	September 30, 2002

Net cash provided by operating activities	$9,948	$3,948

Cash flows from investing activities:
Property and equipment additions	(1,586)	(1,469)
Proceeds from property and equipment sales	22	16,445
Net cash (used in) provided by investing activities	(1,564)	14,976

Cash flows from financing activities:
Net change in Working Capital Line of Credit	(324)	5,608
Proceeds from borrowings	—	29,525
Repayment of borrowings	—	(70,525)
Proceeds from exercise of stock options	—	8
Net cash used in financing activities	(324)	(35,384)

Net increase (decrease) in cash and equivalents	8,060	(16,460)

Cash and cash equivalents at beginning of period	54	18,204

Cash and cash equivalents at end of period	$8,114	$1,744

See notes to condensed consolidated financial statements.

Analysts International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                   Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 27, 2003, the condensed consolidated statements of operations for the three- and nine-month periods ended September 27, 2003 and September 30, 2002, and the condensed consolidated statements of cash flows for the nine-month periods ended September 27, 2003 and September 30, 2002 have been prepared by the Company, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position at September 27, 2003 and the results of operations and the cash flows for the periods ended September 27, 2003 and September 30, 2002 have been made.

Effective December 28, 2002, the Company changed its fiscal year to end on the Saturday closest to December 31.  Subsequent to this change, the Company’s fiscal quarters will end on the Saturday closest to the end of the calendar quarter.  This change in year and quarter end did not have a material impact on the Company’s operations.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The Company suggests reading these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in the Company’s December 28, 2002 annual report to shareholders.

Comprehensive loss (i.e. net loss plus available-for-sale securities valuation adjustments) for the three and nine months ended September 27, 2003 was $559,000 and $1,043,000, respectively, and for the three and nine months ended September 30, 2002 was $685,000 and $20,959,000, respectively.

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

SFAS No. 142 no longer allows the amortization of purchased goodwill and certain indefinite-lived intangible assets. Instead, companies must test such assets for impairment at least annually.  The Company evaluated its intangible assets as of January 1, 2002 and again at January 1, 2003 and determined that the customer list had a determinable life while the tradename did not.  Effective January 1, 2002 the Company ceased amortization of the tradename asset.

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase screens for the existence of impairment, while the second phase (if necessary) measures the impairment.  The Company completed its first phase impairment analysis for 2003 during the first quarter and found no indication of impairment of its recorded goodwill, although the valuation determined the fair value of the Infrastructure and Solutions reporting units to approximate their carrying value.

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

For the nine months ended September 27, 2003, no goodwill or other intangibles were acquired, impaired or disposed.  Other intangibles consisted of the following:

	September 27, 2003			December 28, 2002
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$12,270	$(2,415)	$9,855	$12,270	$(1,835)	$10,435
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$13,990	$(2,548)	$11,442	$13,990	$(1,968)	$12,022

The customer list is scheduled to be fully amortized by 2015 with corresponding amortization estimated to be approximately $800,000 per year.

We adopted SFAS 145, “Recission of Financial Accounting Standards Board (FASB) Statements No. 4, 44 and 64, Amendments of FASB Statement No. 13 and Technical Corrections” as of December 28, 2002.  Upon the adoption of SFAS 145, we reclassified the loss resulting from the exinguishment of debt as a separate component in income from continuing operations.

Effective December 29, 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.  We have continued to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for our four stock-based compensation plans.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS No. 148, our pro forma net loss and loss per share for the three and nine months ended September 27, 2003 and September 30, 2002 would have been the amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 27, 2003	September 30, 2002	September 27, 2003	September 30, 2002
Net loss (in thousands):
As reported	$(559)	$(683)	$(1,043)	$(20,950)
Pro forma	(741)	(998)	(1,589)	(21,873)
Net loss per share (basic):
As reported	$(.02)	$(.03)	$(.04)	$(.87)
Pro forma	(.03)	(.04)	(.07)	(.90)
Net loss per share (diluted):
As reported	$(.02)	$(.03)	$(.04)	$(.87)
Pro forma	(.03)	(.04)	(.07)	(.90)

2.                                 Long-term Debt

Effective April 11, 2002, the Company consummated an asset-based revolving credit facility with up to $55,000,000 of availability.  The Company reduced the level of availability to $45,000,000 following the sale of its corporate headquarters building on May 15, 2002.  Borrowings under this credit agreement are secured by all of the Company’s assets.  Under the revolving credit agreement, which matures on April 10, 2005, the Company must take advances or pay down the outstanding balance daily.  The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  Daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus ..75% (4.75% on September 27, 2003) while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio.  The Company believes it will be able to continue to meet the requirements of the new agreement for the foreseeable future and as of September 27, 2003 did not have any borrowings under this agreement.

3.                                 Shareholders’ Equity

Nine Months Ended September 27, 2003
(In thousands)

Balance at beginning of period	$70,166
Comprehensive loss	(1,043)
Balance at end of period	$69,123

4.                                 Net Income Per Common Share

Basic and diluted earnings (loss) per share (EPS) are presented in accordance with SFAS No. 128, “Earnings per Share.”  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options.  Options to purchase 1,983,000 and 2,181,000 shares of common stock were outstanding at the end of the periods ended September 27, 2003 and September 30, 2002, respectively, but were excluded from the computation of common stock equivalents because they were anti-dilutive.

5.                                 Restructuring

In December 2000, the Company recorded a restructuring charge of $7,000,000.  Of this charge, $2,600,000 related to workforce reductions (primarily non-billable staff), and $4,400,000 related to lease termination and abandonment costs (net of sub-lease income), including an amount for assets to be disposed of in conjunction with this consolidation.  The restructuring accrual for workforce reductions has been fully used as of December 28, 2002.  A summary of activity with respect to the restructuring charge for the nine-month period ended September 27, 2003 is as follows:

(In thousands)	Office Closure/ Consolidation

Balance at December 28, 2002	$1,198

Cash expenditures	489

Balance at September 27, 2003	$709

The remaining balance in this accrual is to cover the ongoing lease payments for properties abandoned as a part of the restructuring.  The last of these lease obligations is expected to terminate in September 2006.

Item 2.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Nine Months Ended September 27, 2003 and September 30, 2002

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

Revenue Recognition

We recognize revenue for our staffing business and the majority of our business solutions and infrastructure business as services are performed or products are delivered.  Certain of our outsourcing and help desk engagements provide for a specific level of service each month for which we bill a standard monthly fee.  We recognize revenue for these engagements in monthly installments over the period of the contract.  In some such contracts we invoice in advance for two or more months of service.  When we do this, the revenue is deferred and recognized over the term of the invoicing agreement.

In certain client situations, where the nature of the engagement requires, we utilize the services of other companies in our industry.  If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, we classify the amount billed to the client as subsupplier revenue.  All revenue derived from services provided by our employees or other independent contractors working directly for us is recorded as direct revenue.

We generally do not enter into fixed price engagements.  If, however, we enter into such an engagement, revenue is recognized over the life of the contract based on time and materials input to date and estimated time and materials to complete the project.  This method of revenue recognition relies on accurate estimates of the cost, scope, and duration of the engagement.  If the Company does not accurately estimate the resources required or the scope of the work to be performed, then future revenues may be negatively affected or losses on existing contracts may need to be recognized.  All future anticipated losses are recognized in the period they are identified.

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

In June 2001, the FASB issued SFAS No. 142 “Goodwill and Other Intangible Assets.”  In accordance with the provisions of SFAS No. 142, effective January 1, 2002 we ceased amortization of certain intangible assets including goodwill.  Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Also in conjunction with the adoption of the provisions of SFAS No. 142, we recorded a goodwill impairment charge during the first quarter of 2002 of $16.389 million.  This impairment was recorded as a cumulative effect of a change in accounting principle as of January 1, 2002, and therefore did not impact operating income.  The Company completed its impairment analysis for 2003 during the first quarter and found no indication of impairment of its recorded goodwill although the valuation determined the fair value of the Infrastructure and Solutions reporting units to approximate their carrying value.  Additional write-downs of intangible assets may be required if future valuations do not support current carrying value.

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

Benefit Accruals

Each accounting period we estimate an amount to accrue for medical costs incurred but not yet reported (IBNR) under our self-funded employee medical insurance plans.  We base our determination on an evaluation of past rates of claim payouts and trends in the amount of payouts.  This determination requires significant judgment and assumes past patterns are indicative of future payment patterns.  A significant shift in usage and payment patterns within our medical plans could necessitate significant adjustments to these accruals in future accounting periods.

Restructuring

We recorded a restructuring charge and reserves associated with restructuring plans approved by management in December 2000.  The remaining reserve consists of an estimate pertaining to real estate lease obligations.  Factors such as the ability to obtain subleases, the creditworthiness of sublessees, and the ability to negotiate early termination agreements with lessors could materially affect this real estate reserve.  While we believe our current estimates regarding lease obligations are adequate, our inability to sublet the remaining space or obtain payments from sublessees could necessitate significant adjustments to these estimates in the future.

RESULTS OF OPERATIONS, THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 27, 2003 VS. SEPTEMBER 30, 2002

The following tables illustrate the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and nine-month periods ended September 27, 2003 and September 30, 2002.  The tables provide guidance in our explanation of our operations and results.

	Three Months Ended September 27, 2003		Three Months Ended September 30, 2002		Increase (Decrease)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% Inc (Dec)	As % of Revenue
Professional services revenue:
Provided directly	$69,432	86.8%	$85,245	79.4%	$(15,813)	(18.6)%	7.4%
Provided through subsuppliers	10,604	13.2	22,169	20.6	(11,565)	(52.2)	(7.4)
Total revenue	80,036	100.0	107,414	100.0	(27,378)	(25.5)	.0
Salaries, contracted services and direct charges	65,406	81.7	88,715	82.5	(23,309)	(26.3)	(.8)
Selling, administrative and other operating costs	15,035	18.8	19,380	18.0	(4,345)	(22.4)	.8
Amortization of intangible assets	193.2		193.2		—	.0	.0
Non-operating income	(39)	(.0)	(53)	(.0)	14	(26.4)	.0
Interest Expense	—	.0	86.1		(86)	(100.0)	(.1)

Loss before income taxes	(559)	(.7)	(907)	(.8)	348	38.4	.1
Income tax benefit	—	.0	(224)	(.2)	224	100.0	.2

Net loss	$(559)	(.7)%	$(683)	(.6)%	$124	18.2%	(.1)%

	Nine Months Ended September 27, 2003		Nine Months Ended September 30, 2002		Increase (Decrease)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% Inc (Dec)	As % of Revenue
Professional services revenue:
Provided directly	$210,510	84.6%	$252,788	75.9%	$(42,278)	(16.7)%	8.7%
Provided through subsuppliers	38,177	15.4	80,054	24.1	(41,877)	(52.3)	(8.7)
Total revenue	248,687	100.0	332,842	100.0	(84,155)	(25.3)	.0
Salaries, contracted services and direct charges	203,601	81.9	276,401	83.0	(72,800)	(26.3)	(1.1)
Selling, administrative and other operating costs	45,662	18.3	57,988	17.4	(12,326)	(21.3)	.9
Amortization of intangible assets	580.2		591.2		(11)	(1.9)	.0
Loss on sale of corporate headquarters building	—	—	1,860.6		(1,860)	(100.0)	(.6)
Non-operating income	(64)	(.0)	(119)	(.0)	55	(46.2)	.0
Interest Expense	8.0		997.3		(989)	(99.2)	(.3)
Loss on debt extinguishment	—	—	744.2		(744)	(100.0)	(.2)
Cumulative effect of change in accounting for goodwill	—	—	16,389	4.9	(16,389)	(100.0)	(4.9)

Loss before income taxes	(1,100)	(.4)	(22,009)	(6.6)	20,909	95.0	6.2
Income tax benefit	(57)	(.0)	(1,059)	(.3)	1,002	94.6	.3

Net loss	$(1,043)	(.4)%	$(20,950)	(6.3)%	$19,907	95.0%	5.9%

Personnel:
Management and Administrative	460		525		(65)	(12.4)%
Technical Consultants	2,590		2,785 *		(195)	(7.0)%

*Technical Consultant total restated for nine months ended September 30, 2002 due to a change in the way the Comapny counts consultants who are between projects or have left the company but not yet been terminated in the accounting systems.

Revenue provided directly for the three- and nine-month periods ended September 27, 2003 decreased 18.6% and 16.7%, respectively, from the comparable quarter a year ago.  We derived a substantially greater percentage of our total revenue from direct billings during these periods in 2003 as compared to the same periods last year.  This increase in the percentage of direct revenue was due principally to the decrease in revenue from certain Managed Services clients, most of which had been provided through subsuppliers.  Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

The decrease in revenue resulted primarily from the decrease in the number of consultants we had billable during these periods, which is reflective of an overall reduction in spending for the IT services we provide and significant pricing pressures imposed by our clients.  Our technical consultant staff has decreased by 195 consultants from September 30, 2002.  We continue to experience decreasing average bill rates due to pricing pressures imposed by our clients.  These pressures have resulted in a 10% reduction in average bill rates within our staffing business thus far this year.  As demand for the services our industry provides has declined, many clients have taken the opportunity to demand pricing concessions, and we have had to concede lower prices to retain our relationships with these clients.

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

Selling, administrative and other operating (SG&A) costs include commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs represented 18.8% of total revenue for the three-month period and 18.3% for the nine-month period ended September 27, 2003, up from 18.0% and 17.4% for the three-and nine-month periods in 2002, respectively.  While the significant decline in our total revenue, especially subsupplier revenue, has caused these costs to increase as a percentage of total revenue, the actual amounts of these costs have decreased considerably during these periods.  These decreases are the result of our ongoing efforts to manage costs downward as demand for our services and our average billing rates decline.  We have managed these costs downward primarily by reducing discretionary spending for non-billable travel, imposing wage controls on administrative and management personnel, eliminating office space where possible, and by reducing the number of non-technical personnel we employ.  We are committed to continuing to manage this category of expense to the right level for our company; however, there can be no assurance this category of cost will not increase as a percentage of income if our revenue continues to decline.

Amortization of intangible assets remained the same in the three-month period and decreased slightly in the nine-month period ended September 27, 2003 compared to the same periods last year.

In the second quarter of 2002 we sold our corporate headquarters building, incurring a loss of $1.9 million.  Net proceeds of $16.4 million were used to reduce the balance on our line of credit.  The Company remains a major tenant in the building following the sale.

Non-operating income, consisting primarily of interest income, declined slightly during the three months ended September 27, 2003 compared to the same quarter a year ago.  While invested cash balances were higher during the 2003 period, rates of return were lower than in the prior year.  Non-operating income declined during the nine months ended September 27, 2003 compared to the same period a year ago.  The higher level of interest income in the 2002 period resulted from significant cash investments during the early part of the nine months ended September 30, 2002.  The cash invested during this time was then used to reduce outstanding debt.

Interest expense during the three- and nine-month periods ended September 27, 2003 decreased significantly from the same periods last year.  The reduction in interest expense is the result of lower levels of borrowing and reduced interest rates subsequent to the April 11, 2002 debt restructuring.  During the third quarter of 2003 we maintained a zero balance on our line of credit.  Debt levels have declined to zero primarily as a result of using cash invested during the first quarter of 2002 and proceeds from the sale of our corporate headquarters building in May 2002 to reduce debt.  We are also experiencing a decreased need to borrow to support accounts receivable.  As our revenue, and accordingly, our receivable balance declined throughout 2002 and the first half of 2003, the cash collected from accounts receivable was used to reduce debt.  If the trend of declining accounts receivable balances is reversed as a result of increasing headcount and revenue, we may need to utilize borrowings under our line of credit in future periods.

We completed the restructuring of our credit facility with GE Capital in the second quarter of 2002.  Upon the refinancing of our debt, we recorded a loss on extinguishment of debt of $744,000 primarily related to make-whole payments associated with our 1998 Note Purchase Agreement and the write-off of costs associated with previous financings.

We adopted the full provisions of SFAS No. 142 in the first quarter of 2002 and recorded an impairment charge of approximately $16.4 million.  SFAS No. 142 no longer allows the amortization of purchased goodwill and certain indefinite-lived intangible assets instead companies must test such assets for impairment at least annually.  Based on the impairment tests, during the nine months ended September 30, 2002, we reduced the carrying value of goodwill for our Infrastructure reporting unit to its implied fair value.  The impairment was required because economic conditions at the time of testing reduced the estimated future expected performance for this reporting unit.  Following the initial adoption of SFAS No. 142, at least annually, we are required to test our remaining goodwill for impairment.  We performed these tests as of January 1, 2003 and found no indication of impairment although the carrying value of the Infrastructure and the Solutions reporting units approximated their fair values.  Any significant deterioration in the outlook for these reporting units could result in future impairment of the associated goodwill.

We recorded no income tax benefit during the three months ended September 27, 2003 as non-deductible items (primarily travel meals and entertainment) negated the tax benefit of our operating loss.  During the nine months ended September 27, 2003 we recorded an income tax benefit of $57,000.  This is reflective of an overall tax benefit rate of 5.2% compared to a statutory tax benefit rate of 35%.  This reduced rate results primarily from non-deductible meals and entertainment expenses.

As a result of the factors discussed above, we reported a net loss in the three- and nine-month periods ended September 27, 2003 of $559,000 and $1,043,000, respectively, compared with a net loss of $683,000 and $21.0 million, respectively, for the comparable periods of 2002.

The decrease in technical consultants is reflective of the overall slowness in the economy which has resulted in an overall reduction in spending for the IT services we provide.  Administrative and management personnel decreased as a result of our continuing efforts to contain our operating costs.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

(dollars in thousands)	September 27, 2003	December 28, 2002	Increase (Decrease)	Percentage Increase (Decrease)

Cash and Cash Equivalents	$8,114	$54	$8,060	14,925.9%
Accounts Receivable	54,517	59,776	(5,259)	(8.8)
Other Current Assets	4,352	8,848	(4,496)	(50.8)
Total Current Assets	$66,983	$68,678	$(1,695)	(2.5)

Accounts Payable	$13,080	$18,966	$(5,886)	(31.0)
Current Debt	—	324	(324)	(100.0)
Other Current Liabilities	17,654	13,683	3,971	29.0
Total Current Liabilities	$30,734	$32,973	$(2,239)	(6.8)

Working Capital	$36,249	$35,705	$544	1.5
Current Ratio	2.18	2.08	.10	4.8

Total Shareholders’ Equity	$69,123	$70,166	$(1,043)	(1.5)%

Working capital at September 27, 2003 was up slightly from December 28, 2002.  During the third quarter of 2003, we have been able to keep our line of credit at zero and maintain cash and cash equivalents in the $5.0 million range.  Accounts receivable decreased from December 28, 2002 to September 27, 2003.  We continue to devote additional resources to pursue the timely collection of our receivables.  The reduction in our accounts receivable balance was offset by the decline in accounts payable, which is reflective of the lower usage of subsuppliers.  The ratio of current assets to current liabilities increased at September 27, 2003, compared to December 28, 2002.

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

During 2002, reduction of debt and associated borrowing costs was one of our top priorities.  In pursuit of this priority, effective April 11, 2002, we consummated an asset-based revolving credit agreement with up to $55.0 million of availability.  This borrowing facility reduced our cost of borrowing from 9% to prime plus .75%, or 4.75% currently.  To reduce our cost of financing even further, we reduced the level of availability under this credit agreement to $45.0 million following the sale of our corporate headquarters building on May 15, 2002.  We have been successful at reducing our borrowings on our line of credit to zero earlier this year and they have remained at zero throughout the quarter ended September 27, 2003.  At September 27, 2003 our borrowing capability was at $22.0 million under our credit facility.  Borrowings under the credit agreement are secured by all of our assets.

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

During the three-month period ended September 27, 2003, we made capital expenditures totaling $850,000 compared to $472,000 in the three-month period ended September 30, 2002.  These capital expenditures were made primarily to increase the capacity of our internet hosting facilities, and were funded with internally generated funds.  We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

Office facilities are leased under non-cancelable operating leases.  Minimum future obligations on these operating leases at September 27, 2003, are as follows (in thousands):

	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Operating Leases	$5,955	$10,946	$5,513	$221	$22,635

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

Several market conditions are affecting our industry.  Increased price competition in the area of technical staff augmentation has created pressure on billable hourly rates, and clients have been requesting increasingly lower cost models for staff augmentation services.  As a result, we have encountered lower billing rates for quite some time.  Management expects that clients will continue, for the foreseeable future, to request lower cost offerings for staff augmentation services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of offshore resources.  Our ability to respond to customer requests for lower pricing or to provide other low cost solutions in this area of our business will have a direct effect on our performance.  Management expects competitive conditions in the area of technical staff augmentation to continue for the foreseeable future, although it expects that demand for these services will increase as the general economy begins to recover.

We are considering various low-cost staffing model alternatives and have entered into a relationship with an e-procurement software vendor.  We have established a relationship with an offshore vendor.  We have also implemented new software and internet capabilities in our recruiting function.  Although management believes these changes will have a positive effect on our results, there is no guarantee that these changes alone will be successful.

Management continues to concentrate on staff augmentation in Fortune 500 and small and medium-sized businesses, business solutions for small and medium-sized businesses, and business opportunities with its technology and product partners.  In addition, we plan to develop a low-cost staffing delievery model, expand our offshore service capabilities and develop relationships with sales channel partners with which we will share sales leads.  While we believe these areas of our business present opportunities to grow our business, growth in these areas will depend on improvement in the economy and spending in the overall IT services market, our ability to compete with other vendors and our success in obtaining new clients.

Staff augmentation continues to represent more than half of total revenues (revenue from services provided directly to client (direct revenue) plus revenue from services provided to our clients by subsuppliers (subsupplier revenue)) and over half of our direct revenue.  While we saw a slight increase in demand for our services during the third quarter, and we are optimistic this trend will continue through the balance of 2003 and into 2004, there can be no assurance as to when, or if, we will begin to see significant increases in revenue.  Our ability to respond to the conditions outlined above will bear directly on our performance.

Our ability to quickly identify, attract and retain qualified technical personnel, especially when recovery begins, will affect our results of operations and ability to grow in the future.  Competition for qualified personnel is intense, and if we are unable to hire the talent required by our client in a cost-effective manner, it will affect our ability to grow our business.

In addition to our ability to control labor costs, our ability to control employee benefit costs and other employee-related costs will affect our future performance.  In an effort to contain our benefits costs, we implemented substantial changes to our benefits plans in fiscal year 2003, and we continue to adjust our benefit plans to control these costs.  While we believe we can effectively manage these costs, actual results may vary due to factors we cannot control such as rising medical costs, the amount of medical services used by our employees and similar factors.

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

While we believe our working capital will be sufficient for the foreseeable needs of our business, significant rapid growth in our business could create a need for additional working capital.  An inability to obtain additional working capital, should it be required, could have an adverse effect on our ability to grow the business.  We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could have a material adverse effect on our business.

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

Item 4.

Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Michael J. LaVelle, and Interim Chief Financial Officer, David J. Steichen, have reviewed the Company’s disclosure controls and procedures as of September 27, 2003.  While there can be no assurance these controls will be effective in all circumstances, based upon their review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

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

31.2 Certification of Interim CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Interim CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

A.     Form 8-K filed July 29, 2003 providing information pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition,” for 2003 Second Quarter.

B.     Form 8-K filed July 31, 2003 providing transcript of publicly available telephone conference held July 29, 2003 concerning 2003 Second Quarter earnings.

C.     Form 8-K filed August 28, 2003 announcing Chief Financial Officer, John T. Paprocki, will return to his turnaround consulting practice.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: November 11, 2003	By:	/s/ David J. Steichen
David J. Steichen
Interim Chief Financial Officer
(Chief Accounting Officer)

ANALYSTS INTERNATIONAL CORPORATION

EXHIBIT INDEX

FORM 10-Q

QUARTER ENDED SEPTEMBER 27, 2003

Exhibit No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Interim CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Interim CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002