Form 10-K
period 2004-01-03
ANALYSTS INTERNATIONAL CORP
filed 2004-03-18
CIK 6292

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended January 3, 2004

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

Yes ☒   No ☐

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 28, 2003) was $59,288,302 based upon the closing price as reported by Nasdaq.

As of February 27, 2004 there were 24,211,957 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Incorporated by reference are (i) portions of the annual report to shareholders for the year ended January 3, 2004 (Parts I, II and IV) and (ii) proxy statement dated April 16, 2004 (Part III).

PART I

Item 1.  Business.

Introduction

Analysts International Corporation (“Analysts International,” “Analysts” or the “Company”) is a highly diversified information technology consulting and services firm.  In the United States, Analysts International serves client companies through a network of offices.  We also have a minor presence in Canada and in the United Kingdom where we have a wholly-owned subsidiary, AiC Analysts Ltd.

Services

Our mission is to provide clients with IT vision and value, particularly in the areas of IT staffing, business solutions and offshore resources, and infrastructure services.  Approximately 90 percent of Analysts’ revenue is from services provided to its existing customer base, which consists primarily of Fortune 500® companies. This high percentage of repeat business demonstrates our emphasis on customer satisfaction and development of long-term relationships with customers who have an ongoing need for the services we provide.

We offer our clients a full range of information technology consulting and software services offerings sometimes referred to in the industry as “solutions” or “projects.”  Traditionally, our services were primarily in the areas of custom software application development and supplemental IT staffing under client or Company project management.  We also provided our clients with single source staffing (or vendor management services) of programmers and other software professionals through our Managed Services Group (MSG), applications development, and legacy system maintenance services.  We continue to provide these services, and our engagements have involved nearly every type and manufacture of computer and all of the major operating systems.  Furthering our efforts to deliver high quality solutions at competitive prices, we have an offshore development capability that spans all of our service offerings.  During 2003 we established four new subsidiaries which will allow us to more easily customize our delivery of services to our clients.

In April 2000, we acquired 80.1% of the outstanding common stock of SequoiaNET.com, Inc. (“Sequoia”).  With our acquisition of Sequoia, we expanded our existing service offerings to include web site development and other eBusiness services, network infrastructure, additional application development capabilities and other IT services.  We acquired the remainder of Sequoia effective December 27, 2000.  The Sequoia acquisition also brought us key relationships with Microsoft, Cisco, Dell, HP and other key vendors in the network infrastructure arena. Since April 2000, we have combined SequoiaNET.com’s offerings with select Analysts’ offerings into Analysts International’s Business Solutions Group. Services offered by this group include internet development, applications development and integration, enterprise networking, product procurement, field engineering, hosting and call center.  The Business Solutions Group offers its services in other geographical markets through Analysts International’s area sales and customer service offices.

During 2002, we established a wholly-owned subsidiary, Medical Concepts Staffing, Inc. through which we have begun to offer staffing services to the medical industry.  This subsidiary did not generate significant revenue during 2003.

In 2003, Analysts International formed a relationship with Mastek, Ltd. of Mumbai, India (d.b.a. Majesco Software Inc. in the United States).  This new capability, available in all our service offerings, combines the cost advantages of offshore services with the reduced risk that comes with an established local company.  Analysts International spent significant time and energy in 2003 upgrading and integrating our project delivery methodologies with those of Mastek.  Onshore/offshore joint projects delivered by Analysts International and Mastek are managed according to ISO 9001, SEI CMM Level 5 and SEI P-CMM Level 3 certification and other industry standards.

Major clients

Bank of America Corporation

During the last year our business with Bank of America Corporation, one of the world’s leading financial services companies, has grown appreciably.  Headquartered in Charlotte, North Carolina, Bank of America has an extensive branch network with more than 4,200 locations in 21 states and the District of Columbia.  Because our geographic presence closely aligns with their national network, we have become one of the customer’s five prime staffing vendors, managing an extensive subsupplier network to meet their business objectives.  Additionally, by drawing from our base of minority and/or women-owned suppliers, we have been able to exceed Bank of America’s goals in diversity supplier spend.

Revenue from services provided to Bank of America was approximately 5% and 2% for the fiscal years ended January 3, 2004 and December 28, 2002, respectively.

Chevron/Texaco

During 2003 and 2002 our revenue from services provided to Chevron/Texaco represented 4% and 14% of our total revenue in those respective years.  Revenue declined due to the managed services contract expiration on December 31, 2002.  Therefore, all revenue from 2003 was derived from staffing services provided directly by our personnel to Chevron/Texaco.

International Business Machines Corporation

Analysts International also provides services through all of its area offices to various divisions of International Business Machines Corporation (IBM), another major client of the Company.  Analysts is a national service provider under IBM’s National Procurement initiative.  The Company’s contract with IBM was revised and renewed on October 31, 2003 and expires on October 31, 2004.  Under the new agreement, IBM has the right to extend the contract under the current terms, conditions and prices for up to three years in varying increments.

  IBM requires the Company and other participating vendors to accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM.  There can be no assurance, however, that volume will offset lower rates.  IBM business under the national contract accounted for approximately 13% of revenue for each of the fiscal years ended January 3, 2004 and December 28, 2002.  Loss of this business could have a material adverse effect on the Company.

Lexmark International, Inc.

For over ten years, Analysts International has provided staffing services for Lexmark International, Inc., a Lexington, Kentucky based company that is a leading developer, manufacturer and supplier of laser and inkjet printers, multifunction products, associated supplies and services.  In fiscal 2003, Lexmark chose Analysts International as one of three prime vendors to continue to provide staffing services.  The parties signed a service agreement for staffing on June 27, 2003.  The initial term of the agreement continues through June 27, 2005.  Lexmark has the option to extend the term for up to three consecutive one-year periods.  During the last year Lexmark engaged Analysts International’s Managed Services Group to implement the Peopleclick, Inc. Vendor Management System (VMS), a web-based application for managing temporary labor resources.  Under this agreement, Analysts International also provides consolidated billing for all of Lexmark’s contract suppliers, and training and process management for the VMS tool and system.  Because the agreement was not fully implemented until the end of fiscal 2003, revenue from this portion of the business will be realized beginning in fiscal 2004.

Revenue from services provided to Lexmark was approximately 5% and 2% of revenue for the fiscal years ended January 3, 2004 and December 28, 2002, respectively.

Revenue by Industry

Analysts International provides its services to a wide range of industries.  Its revenue for the fiscal year ended January 3, 2004, was derived from services rendered to customers in the following industry groups:

Approximate Percent of FY 2003 Revenue

Services	24.3%
Electronics/Manufacturing	18.5%
Oil and Chemical	13.2%
Financial	12.4%
Transportation	12.3%
Government	8.0%
Merchandising	3.8%
Health Care	2.8%
Telecommunications	2.5%
Other	2.2%

Analysts International provided services to more than 1,000 clients during the year ended January 3, 2004.  Consistent with its practices in prior years, the Company rendered these services almost exclusively on a time and materials hourly rate basis under which invoices for services rendered were submitted no less frequently than monthly with payment generally due in 30 days.

Organization and Marketing

Analysts International provides its services through area sales and customer service offices, assigned on a geographical basis to one of six areas and a national business group.  Each area sales office is staffed with technical personnel and is managed by an area sales manager, who has primary responsibility for the profitability of the area.  The area manager has broad authority to conduct the operation of the office, subject to adherence to corporate policies.  In general, the Company establishes customer service offices to support specific projects for one or more customers in areas not served by an area sales office and manage them through an area sales office within the same geographical region.  A customer service office may become an area sales office when the volume of business and the prospects for additional business justify the additional expenses associated with area office status.

During the year ended January 3, 2004, the Company maintained offices in the following locations:  Atlanta, GA; Austin, TX; Boca Raton, FL; Boulder, CO; Charlotte, NC; Chicago, IL; Cleveland, OH; Dallas, TX; Denver, CO; Des Moines, IA; Detroit, MI; Grand Rapids, MI; Houston, TX; Indianapolis, IN; Iselin, NJ; Kansas City, MO; Lansing, MI; Las Vegas, NV; Lexington, KY; Minneapolis, MN; New York, NY; Omaha, NE; Phoenix, AZ; Raleigh/Durham, NC; Richmond, VA; Rochester, VA; Rochester, MN; Rochester, NY; San Francisco, CA; Seattle, WA; Silicon Valley, CA; Tampa, FL; Toledo, OH; Tulsa, OK; Vancouver, WA; Toronto, Canada; and London, UK.

Analysts International utilizes its own direct sales force to sell its services.  At January 3, 2004, the Company employed more than 75 sales staff.  The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the Company’s business.  At January 3, 2004, the Company’s recruiting staff totaled more than sixty.

Competition

Analysts International competes with the computer consulting and/or IT supplemental staffing divisions of several large companies (including Adecco, Accenture, Kelly Services, Modis and Procure Staff) on a national basis.  These organizations and their applicable divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

The Company also competes with other national software services companies such as Computer Task Group, Ciber, Keane and Computer Horizons.

The Company’s area and customer services offices compete in local market areas with numerous regional and local software services firms.  Most of these competitors are approximately the same size as or smaller than the Company’s local office, although in certain market areas they are larger than the Company’s local office.

Analysts believes its total staff and sales volume are larger than many of the national, regional and local software services companies, but in some market areas certain of these competitors may be larger.

Principal competitive factors in the software services business include technical expertise, responsiveness to customers’ needs, reputation and credibility, service delivery models and tools and hourly rates.  Analysts International believes it is competitive in these respects.

Personnel

As of January 3, 2004, Analysts International had approximately 3,000 personnel. Of these, approximately 2,575 are systems analysts, computer programmers and other business/technology personnel whose services are billable to clients.  Several years of programming experience are generally a prerequisite to employment with the Company.

Maintaining the present volume of the Company’s business and growing that business depends to some extent on the Company’s ability to attract and retain qualified technical personnel.  Although the Company has been able to identify, attract and retain qualified technical personnel and believes its personnel relations are satisfactory, there can be no assurance that Analysts International will be able to continue to attract and retain such personnel.  Its inability to do so could have a material adverse effect on the Company’s business.

Available Information

We maintain our company website at www.analysts.com and make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports in the Investor Relations section of the website as soon as reasonably practicable after we electronically file such material with, or furnish to, the SEC.

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

Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

The statements included in this document that are not strictly historical fact, including without limitation, the Company’s statements relating to the continued need of current and prospective customers for the Company’s services and the Company’s ability to win that business, the effects of competition and the Company’s ability to respond to competitive conditions, the availability of qualified professional staff, the Company’s ability to control billing rates and labor costs, the Company’s ability to maintain gross margin levels and control operating cost increases and the Company’s ability to achieve and maintain profitability are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Words such as “believes,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements.  Such statements are based on the Company’s current expectations as of the date of this document but involve risks, uncertainties and other factors which could cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors which may result in variations from results contemplated by such forward looking statements.

Item 2.  Properties.

Analysts International’s principal executive offices and the Minneapolis area office are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building in which it leases approximately 93,000 square feet.  All other locations are held under leases with varying expiration dates ranging from 30 days to 6 years.  See Note H of Notes to Consolidated Financial Statements incorporated by reference in this Form 10-K.

Item 3.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2003.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Title

Michael J. LaVelle	64

President and Chieft Executive Officer since 2002; President and Chief Operating Officer from  1999 to 2002; Sr.Vice President of Operations from 1998 to 1999; Southern Region Vice President from 1996 to 1998; Dallas Branch  Manager from 1989 to 1996.

John D. Bamberger	48	Executive Vice President and Chief Operating Officer since 2002; Senior Vice President of Sales and Operations from 2000 to 2002; Chief Executive Officer of SequoiaNET.com from 1989 to 2000.

David J. Steichen	39	Interim Chief Financial Officer and Treasurer since 2003; Corporate Controller and Treasurer from 1999 to 2003.

Colleen M. Davenport	40	Secretary and General Counsel since 2000; Assistant Secretary and Associate General Counsel from 1989 to 2000.

Terms of office expire as of the Annual Meeting in 2004.

PART II

The following portions of the Company’s annual report to shareholders for the fiscal year ended January 3, 2004 are incorporated by reference in response to Items 5, 6, 7, 7A and 8 as follows:

Items in Form 10-K	Caption/Section in Annual Report	Page
5	Stock Data	38

6	Five Year Financial Summary	39

7	Management’s Discussion and Analysis	9-21

7A	Market Conditions, Business Outlook and Risks to Our Business	21-22

8	Consolidated Financial Statements	23-26

Item 9.        Changes in and Disagreements with Independent Auditors on Accounting and Financial Disclosure.

There have been no disagreements with or changes in the Company’s independent auditors within the past two fiscal years.

Item 9a.      Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Michael J. Lavelle, and Interim Chief Financial Officer, David J. Steichen, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

(b)   Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information regarding executive officers required by Item 10 is set forth under the caption “Executive Officers of the Company” in Part I of this Form 10-K.  Other information called for in Part III, including information regarding directors (Item 10), executive compensation (Item 11), security ownership of certain beneficial owners and management (Item 12), and principal accounting fees and services paid to our auditor (Item 14), is set forth in the Company’s definitive proxy statement for the annual meeting of shareholders to be held May 26, 2004, filed pursuant to Regulation 14A, as follows:

Items in Form 10-K	Caption in Definitive Proxy Statement	Page
10-a	Election of Directors	2-4

10-b	Audit Committee Financial Expert	5-6

10-c	Code of Ethics	6-7, 9

11	Executive Compensation	16-20

12	Election of Directors and Principal Shareholders	2-4, 23

14	Independent Auditors Fees	8

Item 13.      Certain Relationships and Related Transactions.

During fiscal 2003:

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

PART IV

Item 15.      Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

a.1           Consolidated Financial Statements

The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent auditors’ report are included in the following pages of its annual report to shareholders for the fiscal year ended January 3, 2004.

a.2           Consolidated Financial Statement Schedules

Description	Page Herein

Independent Auditors’ Report on Schedule	13

Schedule II. Valuation and Qualifying Accounts	14

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

10-k

Credit Agreement dated April 11, 2002 between Analysts International Corporation and General Electric Capital Corporation. (Exhibit 2.1 to current report in Form 8-K dated April 26, 2002, Commission File No. 0-4090, incorporated by reference).

10-l	First Amendment to Credit Agreement dated as of July 24, 2002. (Exhibit 10-l to Annual Report on Form 10-K for fiscal year 2002, Commission File no. 0-4090, incorporated by reference).

10-m	Waiver and Second Amendment to Credit Agreement dated as of April 7, 2003.

10-n	Third Amendment to Credit Agreement dated as of April 28, 2003.

10-o	Consent and Fourth Amendment to Credit Agreement dated as of December 31, 2003.

11	Calculations of Earnings Per Share.

13	2003 Annual Report to Shareholders

21	Subsidiaries of Registrant.

23	Independent Auditors’ Consent.

24	Powers of Attorney.

31.1	Certification of CEO under section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim CFO under section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and Interim CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b.             Reports on Form 8-K.

A.       Form 8-K filed October 1, 2003 providing full text of press release issued September 30, 2003 revising earnings guidance for the quarter ending September 30, 2003.

B.       Form 8-K filed October 1, 2003 announcing the appointment of David J. Steichen as the Company’s Interim Chief Financial Officer.

C.       Form 8-K filed October 22, 2003 announcing the financial results of the Company for the quarter ended September 27, 2003.

Independent Auditors’ Report on Schedule

Shareholders and Board of Directors

Analysts International Corporation

Minneapolis, Minnesota

We have audited the consolidated financial statements of Analysts International Corporation and its subsidiaries as of January 3, 2004,  December 28, 2002 and December 31, 2001, and have issued our report thereon dated March 5, 2004 which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the method of accounting for goodwill and certain intangibles in 2002; such consolidated financial statements and report are included in your 2003 annual report to shareholders, and are incorporated herein by reference.  Our audits also included the consolidated financial statement schedule of Analysts International Corporation and subsidiaries, listed in Item 15a.2.  This consolidated financial statement schedule is the responsibility of Analysts International Corporation’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, this consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
March 5, 2004

Schedule II

Analysts International Corporation

Valuation and Qualifying Accounts

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period
Allowance for doubtful accounts:

Twelve months ended January 3, 2004	$1,283,000	$1,200,000	$975,000	$1,508,000

Twelve months ended December 28, 2002	1,170,000	1,842,000	1,729,000	1,283,000

Twelve months ended December 31, 2001	2,110,000	1,430,000	2,370,000	1,170,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2004	ANALYSTS INTERNATIONAL CORPORATION

	By:	/s/ Michael J. LaVelle
Michael J. LaVelle, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. LaVelle	President and Chief Executive Officer	March 18, 2004
Michael J. LaVelle	(Principal Executive Officer), Director

/s/ David J. Steichen	Interim Chief Financial Officer and Treasurer
David J. Steichen	(Principal Finance and Accounting Officer)

Executive Vice President and Chief Operating
John D. Bamberger*	Officer, Director

Chairman
Frederick W. Lang*

Director
Willis K. Drake*

Director
Edward M. Mahoney*

Director
Margaret A. Loftus*

Director
K.K. Burhardt

Director
M.B. Esstman

Director
R.L. Prince

*                 Michael J. LaVelle, by signing his name hereto, hereby signs this Form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

/s/ Michael J. LaVelle
Michael J. LaVelle, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10-m	Waiver and Second Amendment to the Credit Agreement dated as of April 7, 2003.

10-n	Third Amendment to the Credit Agreement dated as of April 28, 2003.

10-o	Consent and Fourth Amendment to the Credit Agreement dated as of December 31, 2003.

11	Calculations of Earnings Per Share.

13	2003 Annual Report to Shareholders.

21	Subsidiaries of Registrant.

23	Independent Auditors’ Consent.

24	Powers of Attorney.

31.1	Certification of CEO under section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim CFO under section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and Interim CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

For a list of exhibits incorporated by reference and not filed with this Form 10-K, see Item 15 a.3 on pages 11 and 12 of this Form   10-K.