Form 10-Q
period 2004-04-03
ANALYSTS INTERNATIONAL CORP
filed 2004-05-12
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2004

or

☐ Transition Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

Commission file number 0-4090

ANALYSTS INTERNATIONAL CORPORATION

(Exact name of Registrant as specified in its charter)

Minnesota

41-0905408
(State of Incorporation)	(IRS Identification No.)

3601 West 76th Street
Minneapolis, MN	55435
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code:	(952) 835-5900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒  No  ☐

As of May 5, 2004, 24,211,957 shares of the Registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I.  FINANCIAL INFORMATION

Item 1.

Analysts International Corporation

Condensed Consolidated Balance Sheets

(In thousands)	April 3, 2004	January 3, 2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$718	$4,499
Accounts receivable, less allowance for doubtful accounts	59,009	55,623
Prepaid expenses and other current assets	4,390	4,737
Total current assets	64,117	64,859

Property and equipment, net	6,176	6,297
Intangible assets other than goodwill, net	11,056	11,249
Goodwill	16,460	16,460
Other assets	3,068	3,030
	$100,877	$101,895

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$15,672	$15,825
Salaries and vacations	6,641	7,774
Deferred revenue	3,524	2,766
Self-insured health care reserves and other amounts	1,758	2,829
Total current liabilities	27,595	29,194

Non-current liabilities, primarily deferred compensation	4,164	4,038
Shareholders’ equity	69,118	68,663
	$100,877	$101,895

Note:  The balance sheet at January 3, 2004 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(In thousands except per share amounts)	April 3, 2004	March 29, 2003

Professional services revenue:
Provided directly	$71,069	$69,635
Provided through subsuppliers	14,325	16,406
Total revenue	85,394	86,041

Expenses:
Salaries, contracted services and direct charges	69,664	70,656
Selling, administrative and other operating costs	15,081	15,565
Amortization of intangible assets	193	193

Operating income (loss)	456	(373)
Non-operating income	6	8
Interest expense	(8)	(8)

Income (loss) before income taxes	454	(373)
Income tax expense (benefit)	—	(57)
Net income (loss)	$454	$(316)

Per common share:
Basic income (loss)	$.02	$(.01)
Diluted income (loss)	$.02	$(.01)

Average common shares outstanding	24,212	24,199
Average common and common equivalent shares outstanding	24,237	24,199

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(In thousands)	April 3, 2004	March 29, 2003

Net cash (used in) provided by operating activities	$(3,160)	$5,952

Cash flows from investing activities:
Property and equipment additions	(628)	(238)
Proceeds from property and equipment sales	6	13
Net cash used in investing activities	(622)	(225)

Cash flows from financing activities:
Net change in working capital line of credit	—	(324)
Proceeds from exercise of stock options	1	—
Net cash provided by (used in) financing activities	1	(324)

Net (decrease) increase in cash and cash equivalents	(3,781)	5,403

Cash and cash equivalents at beginning of period	4,499	54

Cash and cash equivalents at end of period	$718	$5,457

See notes to condensed consolidated financial statements.

Analysts International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.                                   Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of April 3, 2004, the condensed consolidated statements of operations for the three-month periods ended April 3, 2004 and March 29, 2003, and the condensed consolidated statements of cash flows for the three-month periods ended April 3, 2004 and March 29, 2003 have been prepared by the Company, without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position at April 3, 2004 and the results of operations and the cash flows for the periods ended April 3, 2004 and March 29, 2003 have been made.

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Accordingly, the Company’s fiscal quarters end on the Saturday closest to the end of the calendar quarter.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The Company suggests reading these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in the Company’s January 3, 2004 annual report to shareholders.

Comprehensive income (loss) for the three months ended April 3, 2004 and March 29, 2003 was equivalent to reported net income (loss).

Effective January 1, 2002, the Company fully adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”

SFAS 142 requires companies to test purchased goodwill and certain indefinite-lived intangible assets for impairment at least annually.  As required by SFAS 142, the Company evaluated its intangible assets as of the first day of the fiscal year (January 4, 2004).  It has determined that the customer list has a determinable life while the tradename does not.  The Company has ceased amortization of the tradename asset.

SFAS 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase screens for the existence of impairment, while the second phase (if necessary) measures the impairment.  To screen goodwill for impairment, we rely heavily on the discounted cash flow model to assess the value of the associated reporting units.  The discounted cash flow valuation technique requires us to project operating results and the related cash flows over a ten-year period.  The Company completed its first phase impairment analysis for 2004 during the first quarter and found no indication of impairment of its recorded goodwill, although the valuation determined the fair value of the Infrastructure and Solutions reporting units to approximate their carrying value.

For the three months ended April 3, 2004, no goodwill or other intangibles were acquired, impaired or disposed.  Other intangibles consisted of the following:

	April 3, 2004			January 3, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$12,270	$(2,801)	$9,469	$12,270	$(2,608)	$9,662
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$13,990	$(2,934)	$11,056	$13,990	$(2,741)	$11,249

The customer list is scheduled to be fully amortized by 2015 with corresponding amortization estimated to be approximately $800,000 per year.

Effective December 29, 2002, the Company adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.”  We have continued to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for our four stock-based compensation plans.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation.

Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates as calculated in accordance with SFAS 148, our pro forma net income (loss) and income (loss) per share for the three months ended April 3, 2004 and March 29, 2003 would have been the amounts indicated below:

	Three Months Ended
	April 3, 2004	March 29, 2003
Net income (loss) (in thousands):
As reported	$454	$(316)
Pro forma	234	(570)
Net income (loss) per share (basic):
As reported	$.02	$(.01)
Pro forma	.01	(.02)
Net income (loss) per share (diluted):
As reported	$.02	$(.01)
Pro forma	.01	(.02)

2.                                 Line of Credit

Effective April 11, 2002, the Company consummated an asset-based revolving credit facility with up to $55,000,000 of availability.  The Company reduced the level of availability to $45,000,000 following the sale of its corporate headquarters building on May 15, 2002.  Borrowings under this credit agreement are secured by all of the Company’s assets.  Under the revolving credit agreement, which matures on April 10, 2005, the Company must take advances or pay down the outstanding balance daily.  The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  Daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus .75% (4.75% on April 3, 2004) while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio.  The Company believes it will be able to continue to meet these requirements for the foreseeable future and as of April 3, 2004 did not have any borrowings under this agreement.

3.                                 Shareholders’ Equity

(In thousands)	Three Months Ended April 3, 2004

Balance at beginning of period	$68,663

Proceeds upon exercise of stock options	1

Comprehensive income	454

Balance at end of period	$69,118

4.           Net Income Per Common Share

Basic and diluted earnings (loss) per share (EPS) are presented in accordance with SFAS No. 128, “Earnings per Share.”  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options.  Options to purchase 2,133,000 and 2,031,000 shares of common stock were outstanding at the end of the periods ended April 3, 2004 and March 29, 2003, respectively.  Options to purchase 1,552,000 at April 3, 2004 were considered anti-dilutive and excluded from the computation of common equivalent shares because the exercise price was greater than the average share price during the period.  All outstanding options were considered anti-dilutive and excluded from the computation of common equivalent shares at March 29, 2003 because the Company reported a net loss. The computation of earnings (loss) per share for the three months ended April 3, 2004 and March 29, 2003 is as follows:

	Three Months Ended
(In thousands, except per share amounts)	April 3, 2004	March 29, 2003

Net income (loss)	$454	$(316)
Weighted-average number of common shares outstanding	24,212	24,199
Dilutive effect of employee stock options	25	—
Weighted-average number of common and common equivalent shares outstanding	24,237	24,199

Earnings (loss) per share:
Basic	$.02	$(.01)
Diluted	$.02	$(.01)

5.                                 Restructuring

In December 2000, the Company recorded a restructuring charge of $7,000,000.  Of this charge, $2,600,000 related to workforce reductions (primarily non-billable staff), and $4,400,000 related to lease termination and abandonment costs (net of sub-lease income), including an amount for assets to be disposed of in conjunction with this consolidation.  The restructuring accrual for workforce reductions was fully used prior to January 3, 2004.  A summary of activity with respect to the restructuring charge for the three-month period ended April 3, 2004 is as follows:

(In thousands)	Office Closure/ Consolidation

Balance at January 3, 2004	$611

Cash expenditures	70

Balance at April 3, 2004	$541

The remaining balance in this accrual is to cover the ongoing lease payments for properties abandoned as a part of the restructuring.  The last of these lease obligations is expected to terminate in September 2006.

Item 2.

Management’s Discussion and Analysis

of Financial Condition and Results of Operations

Three Months Ended April 3, 2004 and March 29, 2003

Forward Looking Statements

The statements contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” that are not historical fact, including without limitation, statements relating to the need of current and prospective clients for our services and our ability to retain and/or win that business, the effects of competition and our ability to respond to competitive and market conditions, our success in retaining and placing qualified professional staff, our ability to balance changes in billing and labor rates and to control other employee-related and operating costs (our ability to maintain gross margin levels), our ability to comply with the terms of our credit agreement, our ability to meet our working capital requirements and our ability to achieve and maintain profitability are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act.  Words such as “believes,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements.  Such statements are based on management’s current expectations as of the date of this document but involve risks, uncertainties and other factors which could cause actual results to differ materially from those contemplated by such forward looking statements.  Investors are cautioned to consider these forward looking statements in light of important factors including, but not limited to, the risk factors discussed below, which may result in variations from results contemplated by such forward looking statements.

The following discussion of the results of our operations and our financial condition should be read in conjunction with our consolidated financial statements and the related notes to consolidated financial statements in this 10-Q, our other filings with the Securities and Exchange Commission and our other investor communications.

Overview

Total revenue for the three months ended April 3, 2004 was $85.4 million, down from $86.0 million in the comparable quarter a year ago.  The decline included a 2.1% increase in revenue from services we supply directly to clients and a 12.7% revenue decline from services we provide to our clients through subsuppliers.  These changes in our revenue mix resulted in 83.2% of our revenues flowing from directly provided services compared to 80.9% in the comparable quarter a year ago.  This favorable increase in percentage of direct revenue allowed us to improve our gross margins from 17.9% in the first quarter of 2003 to 18.4% in the first quarter of 2004 in spite of continuing pricing pressures from our clients.

Our net income for the three months ended April 3, 2004 was $454,000, compared with last year’s comparable quarter net loss of ($316,000).  On a diluted per share basis, the net income for the three months ended April 3, 2004 was $.02 per share, compared with a loss of ($.01) per share last year.

During the first quarter we continued our focus on managing the key elements to our future success: (i) increasing the number of requirements our sales organization brings to the Company from new and existing clients; (ii) increasing the number of qualified candidates our recruiting organization submits against those requirements; and most importantly, (iii) increasing the rate at which quality submittals turn into placements.

During the quarter, the productivity of both our sales and recruiting staff remained strong.  During the first quarter of 2004, average weekly requirements coming from new and existing clients increased 53.8% over the quarter last year.  Additionally, during the same period average weekly candidate submittals against requirements increased 35.1%.  As a result of the improvements in these key indicators, average weekly placements increased by seventeen over the same period one year ago, resulting in a net increase in technical headcount of thirteen during the quarter compared to a net decrease of sixty during the same period last year.  This improvement is an indication of the recovery we are beginning to see.

As important as the above key elements are to growth of revenue, the bill rates we are able to charge to clients and the margins we are able to obtain on those bill rates are the key indicators of our profitability.  Although we continue to experience intense competition on average bill rates, we did experience a slight increase in these rates during the first quarter.  This increase, while encouraging, was more than offset by increases in medical and other fringe benefit costs, resulting in a slight decrease in our overall gross margin.  As evidence of the continuing pressure on bill rates, one of our most significant clients has informed us they will be reducing the rates they pay their vendors by 5% over the next several months.  This rate reduction, and other rate competitive situations we are expecting to arise during the remainder of 2004, will make further improvements in our average bill rates very difficult to achieve.  As a result, we are anticipating average bill rates to remain flat for the remainder of 2004.  To enhance the profitability in an environment of intense margin pressures, we are focused on three key objectives: i) developing the lowest-cost staffing delivery model in the industry and becoming the service provider, and employer of choice to the IT consulting community; ii) fully integrating offshore capabilities into each line of business; and iii) developing channel sales partners to drive new business opportunities.

Critical Accounting Estimates

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

Estimates of Future Operating Results

The realization of certain assets recorded in our balance sheet is dependent upon our ability to return to profitability.  In evaluating the recorded value of our intangible assets ($11.1 million), goodwill ($16.5 million), and deferred tax assets ($2.6 million) for indication of impairment, we are required to make critical accounting estimates regarding the future operating results of the Company.  These estimates are based on management’s current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

To evaluate our intangible assets and goodwill for impairment, we rely heavily on the discounted cash flow model to assess the value of the associated reporting units.  The discounted cash flow valuation technique requires us to project operating results and the related cash flows over a ten-year period.  These projections involve risks, uncertainties and other factors and are by their nature extremely subjective.  If actual results were substantially below projected results, an impairment of the recorded value of our goodwill and intangible assets could result.

To assess the recorded value of our deferred tax assets for possible impairment, we must predict the likelihood of future taxable income generation.  Realization of the net deferred tax assets of $2.6 million requires the generation of at least $6.8 million of future taxable income.  If the Company does not generate sufficient future taxable income, an impairment of the recorded assets could result.

Allowance for Doubtful Accounts

In each accounting period we determine an amount to be set aside to cover potentially uncollectible accounts.  We base our determination on an evaluation of accounts receivable for risk associated with a client’s ability to make contractually required payments.  These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include reviewing the financial stability of the client, the clients’ willingness to pay and current market conditions.  If our evaluation of a client’s ability to pay is incorrect, we may incur future charges.

Accrual of Unreported Medical Claims

In each accounting period we estimate an amount to accrue for medical costs incurred but not yet reported (IBNR) under our self-funded employee medical insurance plans.  We base our determination on an evaluation of past rates of claim payouts and trends in the amount of payouts.  This determination requires significant judgment and assumes past patterns are representative of future payment patterns and that we have identified any trends in our claim experience.  A significant shift in usage and payment patterns within our medical plans could necessitate significant adjustments to these accruals in future accounting periods.

Critical Accounting Policies

Critical accounting policies are defined as those that involve significant judgments and uncertainties or affect significant line items within our financial statements and potentially result in materially different outcomes under different assumptions and conditions.  Application of these policies is particularly important to the portrayal of our financial condition and results of operations.  We believe the accounting policies described below meet these characteristics.

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

We generally do not enter into fixed price engagements.  If we enter into such an engagement, revenue is recognized over the life of the contract based on time and materials input to date and estimated time and materials to complete the project.  This method of revenue recognition relies on accurate estimates of the cost, scope and duration of the engagement.  If the Company does not accurately estimate the resources required or the scope of the work to be performed, then future revenues may be negatively affected or losses on contracts may need to be recognized.  All future anticipated losses are recognized in the period they are identified.

In all of our services, risk associated with client satisfaction exists.  Although management feels these risks are adequately addressed by our adherence to proven project management methodologies and other procedures, the potential exists for future revenue charges relating to unresolved issues with a small number of clients.

Subsupplier Revenue

In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry.  If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, we classify the amount billed to the client as subsupplier revenue.  These revenues, however, are recorded on a gross versus net basis because we retain credit risk and are the primary obligor to our client.  All revenue derived from services provided by our employees or other independent contractors who work directly for us are recorded as direct revenue.

Goodwill and Intangible Impairment

We evaluate goodwill and other intangible assets on a periodic basis.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or related assumptions change, we may be required to recognize impairment charges.

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  In accordance with the provisions of SFAS 142, effective January 1, 2002 we ceased amortization of certain intangible assets including goodwill.  Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company completed its impairment analysis for 2004 during the first quarter and found no indication of impairment of its recorded goodwill although the valuation determined the fair value of the Infrastructure and Solutions reporting units to approximate their carrying value.  Additional write-downs of intangible assets may be required if future valuations do not support current carrying value.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between reported income and income considered taxable by the taxing authorities.  SFAS 109 also requires the resulting deferred tax assets to be reduced by a valuation allowance if some portion or all of the deferred tax assets are not expected to be realized.  Based upon prior taxable income and estimates of future taxable income, we expect our deferred tax assets, net of the established valuation allowance, will be fully realized in the future.  If actual future taxable income is less than we anticipate from our estimates, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense which will be recorded in our consolidated statement of operations.

Restructuring Charge

We recorded a restructuring charge and reserves associated with restructuring plans approved by management in December 2000.  The remaining reserve consists of an estimate pertaining to real estate lease obligations.  Factors such as the Company’s ability to enter into subleases, the creditworthiness of sublessees, and the ability to negotiate early termination agreements with lessors could materially affect this real estate reserve.  While we believe our current estimates regarding lease obligations are adequate, our inability to sublet the remaining space or obtain payments from sublessees could necessitate significant adjustments to these estimates in the future.

RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED APRIL 3, 2004 VS. MARCH 29, 2003

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three-month periods ended April 3, 2004 and March 29, 2003.  The table provides guidance in our explanation of our operations and results.

	Three Months Ended April 3, 2004		Three Months Ended March 29, 2003		Increase (Decrease)
(dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% Inc (Dec)	As % of Revenue
Professional services revenue:
Provided directly	$71,069	83.2%	$69,635	80.9%	$1,434	2.1%	2.3%
Provided through subsuppliers	14,325	16.8	16,406	19.1	(2,081)	(12.7)	(2.3)
Total revenue	85,394	100.0	86,041	100.0	(647)	(.8)	.0
Salaries, contracted services and direct charges	69,664	81.6	70,656	82.1	(992)	(1.4)	(.5)
Selling, administrative and other operating costs	15,081	17.7	15,565	18.1	(484)	(3.1)	(.4)
Amortization of intangible assets	193.2		193.2		—	.0	.0
Non-operating income	(6)	(.0)	(8)	(.0)	2	(25.0)	.0
Interest expense	8.0		8.0		—	.0	.0
Income (loss) before income taxes	454.5		(373)	(.4)	827	221.7	.9
Income tax expense (benefit)	—	.0	(57)	(.0)	57	100.0	.0
Net income (loss)	$454.5%		$(316)	(.4)%	$770	243.7%	.9%

Personnel:
Management and administrative	415		440		(25)	(5.7)%
Technical consultants	2,590		2,550		40	1.6%

Revenue

Services provided directly for the three-month period ended April 3, 2004 resulted in a 2.1% increase in direct revenue over the comparable quarter a year ago.  We derived a substantially greater percentage of our total revenue from direct billings during the period in 2004 as compared to the same period last year.  This increase in the percentage of direct revenue was due to the decrease in revenue from certain Managed Services clients, most of which had been provided through subsuppliers, and an increase of $1.4 million in revenue provided directly.  The decrease in subsupplier revenue from these Managed Services clients was partially offset by a significant increase in subsupplier revenue with another existing client.  Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

The increase in direct revenue resulted primarily from the increase in the number of consultants we had billable during these periods, which appears to be reflective of a modest recovery in the Information Technology (IT) market sector.  Our technical consultant staff has increased by 40 consultants from March 29, 2003.  The increase in technical consultants over the comparable period a year ago was offset by continued pricing pressures from our clients.  Although our hourly rates increased slightly during the period ending April 3, 2004, these pressures have resulted in a 4% reduction in average bill rates within our staffing business as compared to last year.  As demand for the services our industry provides has declined, many clients have taken the opportunity to demand pricing concessions, and we have had to concede lower prices to retain our relationships with these clients.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants.  Comparing the 2004 period to the 2003 period, these expenses decreased slightly as a percentage of revenue.  We have been successful at managing our direct labor rates downward in response to decreasing bill rates.  We have been able to do this by passing billing rate decreases through to our consultants in the form of labor rate decreases where possible and increasing productivity levels of our billable technical staff.  The shifting of our revenue mix to include more direct revenue, with better margins, and less low margin subsupplier revenue also played a role in decreasing this category of expense as a percentage of revenue.  Excluding the revenue and cost associated with subsupplier activity, this category of expense as a percentage of revenue remained at 78.7% in the three months ended April 3, 2004 as compared to the same period a year ago.  Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs represented 17.7% of total revenue for the three-month period ended April 3, 2004, down from 18.1% for the three-month period in 2003.  We have managed these costs downward primarily by reducing discretionary spending for non-billable travel, imposing wage controls on administrative and management personnel, eliminating office space where possible, and by reducing the number of non-technical personnel we employ.  We are committed to continuing to manage this category of expense to the right level for our company; however, there can be no assurance this category of cost will not increase as a percentage of income if our revenue continues to decline.

Non-Operating Income

Non-operating income, consisting primarily of interest income, declined during the three months ended April 3, 2004 compared to the same quarter a year ago due to a decrease in invested cash balances.

Interest Expense

Interest expense during the three-month period ended April 3, 2004 was the same as the comparable period last year.  Debt levels declined to zero during the three months ended March 29, 2003 and they have remained at or near zero since that time.

Income Taxes

We recorded no income taxes during the three months ended April 3, 2004.  Income tax expense which would have been recorded was negated by a reversal of previously established reserves against deferred tax assets.  As we continue to generate profit, we anticipate reversing portions of these reserves to negate any tax expense in which may otherwise have been recorded.

Personnel

The increase in technical consultants is an indication of what appears to be the beginning of a modest recovery in the IT market sector.  Administrative and management personnel decreased as a result of our continuing efforts to contain our operating costs.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

(dollars in thousands)	April 3, 2004	January 3, 2004	Increase (Decrease)	Percentage Increase (Decrease)

Cash and Cash Equivalents	$718	$4,499	$(3,781)	(84.0)%
Accounts Receivable	59,009	55,623	3,386	6.1
Other Current Assets	4,390	4,737	(347)	(7.3)
Total Current Assets	$64,117	$64,859	$(742)	(1.1)

Accounts Payable	$15,672	$15,825	$(153)	(1.0)
Salaries and Vacations	6,641	7,774	(1,133)	(14.6)
Other Current Liabilities	5,282	5,595	(313)	(5.6)
Total Current Liabilities	$27,595	$29,194	$(1,599)	(5.5)

Working Capital	$36,522	$35,665	$857	2.4
Current Ratio	2.32	2.22	.10	4.5

Total Shareholders’ Equity	$69,118	$68,663	$455	0.7%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash to flow through our Company.  During the three months ended April 3, 2004, we made total payments of approximately $61.3 million to pay our employee’s wages, benefits, and associated taxes.  We also made payments of approximately $14.2 million to pay vendors who provided billable technical resources to our clients through us.  Finally, we made payments of approximately $10.3 million to fund general operating expenses such as employee expense reimbursement, office space rental and utilities.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due us for services rendered to our clients (approximately $82.0 million in the three months ended April 3, 2004).  Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients.  While we do not anticipate such an occurrence, a significant decline in rate of collections from our clients, or an inability of the Company to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at April 3, 2004 decreased from January 3, 2004.  As our revenue and consequently our receivable balance have grown during that time, our cash reserves have been utilized to fund that growth.  Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients.  Historically, we have been able to support internal growth in our business with internally generated funds.  If our revenue and payroll continue to grow, we would expect our need to borrow to increase.

Working capital at April 3, 2004 was up slightly from January 3, 2004.  During the first quarter of 2004, we have been able to keep our line of credit at or near zero and maintain our average cash and cash equivalents position in the $3.0 million range.  The ratio of current assets to current liabilities increased at April 3, 2004, compared to January 3, 2004.

Our asset-based revolving credit agreement, consummated in April 2002, provides us with up to $45.0 million of availability.  We have been successful at maintaining the balance on this line of credit at or near zero throughout the quarter ended April 3, 2004.  At April 3, 2004 our borrowing capability, a calculation based on our eligible level of accounts receivable, was at $30.9 million under our credit facility.  The level of availability has increased from the previous quarter as our receivable collateral base has increased.  Borrowings under the credit agreement are secured by all of our assets.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily.  However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The daily advances on the line of credit bear interest at the Wall Street Journal’s “Prime Rate” plus .75%, or 4.75% currently, while the fixed-term advances bear interest at the LIBOR rate plus 3.0%.  The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000.  The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires us to maintain a minimum accounts payable turnover ratio.  We believe we will be able to continue to meet the requirements of the agreement.  The credit agreement matures on April 10, 2005.

During the three-month period ended April 3, 2004, we made capital expenditures totaling $628,000 compared to $238,000 in the three-month period ended March 29, 2003.  We funded these capital expenditures with internally generated funds.  We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

The Company leases office facilities under non-cancelable operating leases.  Deferred compensation is payable to participants in accordance with the terms of individual contracts.  Minimum future obligations on operating leases and deferred compensation at April 3, 2004, are as follows (in thousands):

	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Operating Leases	$5,859	$10,614	$3,507	$—	$19,980

Deferred Compensation	306	389	502	2,727	3,924

Total	$6,165	$11,003	$4,009	$2,727	$23,904

Market Conditions, Business Outlook and Risks to Our Business

Several market conditions are affecting our industry.  Intense price competition in the area of technical staff augmentation has created pressure on billable hourly rates, and clients have been requesting increasingly lower cost models for staff augmentation services.  As a result, we have encountered lower billing rates for quite some time.  Low cost offerings for staff augmentation services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of offshore resources will continue, thus making improvement in our average billing rates very difficult.  Our ability to respond to customer requests for lower pricing or to provide other low cost solutions in this area of our business will have a direct effect on our performance.  Management expects competitive conditions in the area of technical staff augmentation to continue for the foreseeable future, although it expects that demand for these services will increase as the economic recovery continues.

Management continues to concentrate on staff augmentation in Fortune 500 and small and medium-sized businesses, business solutions for small and medium-sized businesses, and business opportunities with its technology and product partners.  In addition, we are developing a low-cost staffing model, expanding our offshore service capabilities and developing relationships with sales channel partners with which we will share sales leads.  While we believe these areas of our business present opportunities to grow our business, growth in these areas will depend on improvement in the economy and spending in the overall IT services market, our ability to compete with other vendors and our success in obtaining new clients.

Staff augmentation continues to represent more than half of total revenues (revenue from services provided directly to client (direct revenue) plus revenue from services provided to our clients by subsuppliers (subsupplier revenue)) and over half of our direct revenue.  While we saw a slight increase in demand for our services during the first quarter of 2004, there can be no assurance as to when, or if, we will begin to see significant increases in revenue.  Our ability to respond to the conditions outlined above will bear directly on our performance.

Our ability to quickly identify, attract and retain qualified technical personnel, especially when recovery begins, will affect our results of operations and ability to grow in the future.  Competition for qualified personnel is intense.  If we are unable to hire the talent required by our client in a timely, cost-effective manner, it will affect our ability to grow our business.  In addition to our ability to control labor costs, our ability to control employee benefit costs and other employee-related costs will affect our future performance.  In an effort to contain our benefits costs, we implemented substantial changes to our benefits plans in fiscal year 2003 and have implemented additional changes in 2004.  While we believe the changes we implemented will be effective, the effectiveness of these changes may vary due to factors we cannot control such as rising medical costs, the amount of medical services used by our employees and similar factors.

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

We believe our working capital will be sufficient for the foreseeable needs of our business.  Significant rapid growth in our business or a significant stretching of payment terms with major clients, could create a need for additional working capital.  An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business.  We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could have a material adverse effect on our business.

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

Item 4.

Controls and Procedures

(a)                                   Evaluation of Disclosure Controls and Procedures

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

PART II.  OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Interim CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32	Certification of CEO and Interim CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A. Form 8-K filed February 26, 2004 providing information pursuant to Item 12, “Disclosure of Results of Operations and Financial Condition,” for the quarter and year ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 12, 2004	By:	/s/ David J. Steichen
David J. Steichen
Interim Chief Financial Officer
(Chief Accounting Officer)

ANALYSTS INTERNATIONAL CORPORATION

EXHIBIT INDEX

FORM 10-Q

QUARTER ENDED APRIL 3, 2004

Exhibit No.	Description

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and Interim CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.