Form 10-Q
period 2004-07-03
ANALYSTS INTERNATIONAL CORP
filed 2004-08-11
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended July 3, 2004

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from                            to

Commission file number 0-4090

ANALYSTS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0905408
(State of Incorporation)	(IRS Employer Identification No.)

3601 West 76th Street
Minneapolis, MN	55435
(Address of Principal Executive Offices)	(Zip Code)

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

As of August 5, 2004, 24,211,957 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

Analysts International Corporation
Condensed Consolidated Balance Sheets

	July 3,	January 3,
(In thousands)	2004	2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,061	$4,499
Accounts receivable, less allowance for doubtful accounts	60,488	55,623
Prepaid expenses and other current assets	4,572	4,737
Total current assets	69,121	64,859

Property and equipment, net	6,304	6,297
Intangible assets other than goodwill, net	10,862	11,249
Goodwill	16,460	16,460
Other assets	3,550	3,030
	$106,297	$101,895

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,844	$15,825
Salaries and vacations	9,995	7,774
Deferred revenue	1,797	2,766
Self-insured health care reserves and other amounts	3,454	2,829
Total current liabilities	32,090	29,194

Non-current liabilities, primarily deferred compensation	4,377	4,038
Shareholders' equity	69,830	68,663
	$106,297	$101,895

Note: The balance sheet at January 3, 2004 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
(In thousands except per share amounts)	2004	2003	2004	2003

Professional services revenue:
Provided directly	$72,084	$71,443	$143,153	$141,078
Provided through subsuppliers	14,781	11,167	29,106	27,573
Total revenue	86,865	82,610	172,259	168,651

Expenses:
Salaries, contracted services and direct charges	70,794	67,539	140,458	138,195
Selling, administrative and other operating costs	15,159	15,062	30,240	30,627
Amortization of intangible assets	194	194	387	387

Operating income (loss)	718	(185)	1,174	(558)
Non-operating income	2	17	8	25
Interest expense	(14)	--	(22)	(8)

Income (loss) before income taxes	706	(168)	1,160	(541)
Income tax expense (benefit)	--	--	--	(57)
Net income (loss)	$706	$(168)	$1,160	$(484)

Per common share:
Basic income (loss)	$.03	$(.01)	$.05	$(.02)
Diluted income (loss)	$.03	$(.01)	$.05	$(.02)

Average common shares outstanding	24,212	24,199	24,212	24,199
Average common and common equivalent shares outstanding	24,223	24,199	24,228	24,199

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 3,	June 28,
(In thousands)	2004	2003

Net cash provided by operating activities	$1,038	$5,935

Cash flows from investing activities:
Property and equipment additions	(1,488)	(736)
Proceeds from property and equipment sales	11	17
Net cash used in investing activities	(1,477)	(719)

Cash flows from financing activities:
Net change in working capital line of credit	--	(324)
Proceeds from exercise of stock options	1	--
Net cash provided by (used in) financing activities	1	(324)

Net (decrease) increase in cash and cash equivalents	(438)	4,892

Cash and cash equivalents at beginning of period	4,499	54

Cash and cash equivalents at end of period	$4,061	$4,946

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of July 3, 2004, the condensed consolidated statements of operations for the three- and six-month periods ended July 3, 2004 and June 28, 2003, and the condensed consolidated statements of cash flows for the six-month periods ended July 3, 2004 and June 28, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at
July 3, 2004 and the results of operations and the cash flows for the periods ended July 3, 2004 and June 28, 2003 have been made.

The Company operates on a fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday closest to the end of the calendar quarter.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The Company suggests reading these condensed consolidated financial statements in conjunction with the financial statements and notes thereto included in the Company's January 3, 2004 annual report to shareholders.

Comprehensive income (loss) for the three and six months ended July 3, 2004 and June 28, 2003 was equivalent to reported net income (loss).

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company evaluates its goodwill and indefinite-lived intangible assets for impairment as of the first day of the fiscal year and whenever events or changes in circumstances indicate that the assets might be impaired. In the current year, the Company evaluated these assets on January 3, 2004 and found no indication of impairment of its recorded goodwill, although the valuation determined the fair value of the Infrastructure and Solutions reporting units to approximate their carrying value.

For the six months ended July 3, 2004, no goodwill or other intangibles were acquired, impaired or disposed. Other intangibles consisted of the following:

	July 3, 2004			January 3, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$12,270	$(2,995)	$9,275	$12,270	$(2,608)	$9,662
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$13,990	$(3,128)	$10,862	$13,990	$(2,741)	$11,249

The customer list is scheduled to be fully amortized by 2015 with corresponding amortization estimated to be approximately $800,000 per year.  The tradename is considered to have an indefinite life and therefore is no longer amortized.

The Company applies the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," and continues to account for its five stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25 and related interpretations.

Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates in accordance with SFAS 148, our pro forma net income (loss) and net income (loss) per share for the three and six months ended July 3, 2004 and June 28, 2003 would have been the amounts indicated below:

	Three Months Ended		Six Months Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net income (loss) (in thousands):
As reported	$706	$(168)	$1,160	$(484)
Pro forma	530	(439)	763	(1,009)
Net income (loss) per share (basic):
As reported	$.03	$(.01)	$.05	$(.02)
Pro forma	.02	(.02)	.03	(.04)
Net income (loss) per share (diluted):
As reported	$.03	$(.01)	$.05	$(.02)
Pro forma	.02	(.02)	.03	(.04)

2.    Line of Credit

The Company has an asset-based revolving credit facility with up to $45,000,000 of availability. Borrowings under this credit agreement are secured by all of the Company’s assets. Under the revolving credit agreement, which matures on April 10, 2005, the Company must take advances or pay down the outstanding balance daily. The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Daily advances on the line of credit bear interest at the Wall Street Journal’s "Prime Rate" plus .75% (5.00% on July 3, 2004) while the fixed-term advances bear interest at the LIBOR rate plus 3.0%. The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000. The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio. The Company believes it will be able to continue to meet these requirements for the foreseeable future and as of July 3, 2004 did not have any borrowings under this agreement.

Subsequent to July 3, 2004, the Company amended its credit agreement to extend the expiration date to October 31, 2006 and modify certain terms of the agreement. The amendment reduces the commitment fee from .50% to .25% of the unused portion of the line, reduces the annual administration fee from $50,000 to $25,000, and reduces the interest rates on daily advances to the Wall Street Journal’s "Prime Rate" and fixed-term advances to the LIBOR rate plus 2.0%.

3.    Shareholders' Equity

Six Months Ended
(In thousands)	July 3, 2004

Balance at beginning of period	$68,663

Proceeds upon exercise of stock options	1
Amortization of Deferred Compensation	6
Comprehensive income	1,160

Balance at end of period	$69,830

4.    Earnings Per Share

Basic and diluted earnings (loss) per share (EPS) are presented in accordance with SFAS No. 128, "Earnings per Share." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock. Options to purchase 2,394,000 and 2,018,000 shares of common stock were outstanding at the end of the periods ended July 3, 2004 and June 28, 2003, respectively. Options to purchase 2,129,000 and 1,543,000 shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the three and six months ended July 3, 2004, respectively, because the exercise price was greater than the average share price. All outstanding options were considered anti-dilutive and excluded from the computation of common equivalent shares for the three and six months ended June 28, 2003 because the Company reported a net loss. The computation of basic and diluted earnings (loss) per share for the three and six months ended July 3, 2004 and June 28, 2003 is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net income (loss)	$706	$(168)	$1,160	$(484)

Weighted-average number of common shares outstanding	24,212	24,199	24,212	24,199
Dilutive effect of employee stock options and restricted stock award	11	--	16	--
Weighted-average number of common and common equivalent shares outstanding	24,223	24,199	24,228	24,199

Earnings (loss) per share:
Basic	$.03	$(.01)	$.05	$(.02)
Diluted	$.03	$(.01)	$.05	$(.02)

5.    Restructuring

In December 2000, the Company recorded a restructuring charge of $7,000,000. Of this charge, $2,600,000 related to workforce reductions (primarily non-billable staff), and $4,400,000 related to lease termination and abandonment costs (net of sub-lease income), including an amount for assets to be disposed of in conjunction with this consolidation. The restructuring accrual for workforce reductions was fully used prior to January 3, 2004. A summary of activity with respect to the restructuring charge for the six-month period ended July 3, 2004 is as follows:

Office Closure/
(In thousands)	Consolidation

Balance at January 3, 2004	$611

Cash expenditures	141

Balance at July 3, 2004	$470

The remaining balance in this accrual is to cover the ongoing lease payments for properties abandoned as a part of the restructuring. The last of these lease obligations is expected to terminate in September 2006.

6.    Restricted Stock

Effective June 18, 2004, Jeffrey P. Baker joined the Company as its President and was granted a restricted stock award of 200,000 shares. At the time of the award, the aggregate market value of the restricted stock was $558,000 and was recorded as deferred compensation, a separate component of shareholders’ equity. The restricted stock award vests at the rate of 25% per year for the next four years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Six Months Ended July 3, 2004 and June 28, 2003

Forward Looking Statements

The statements contained in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," that are not historical fact, including without limitation, statements relating to the need of current and prospective clients for our services and our ability to retain and/or win that business, the effects of competition and our ability to respond to competitive and market conditions, our success in retaining and placing qualified professional staff, our ability to balance changes in billing and labor rates and to control other employee-related and operating costs (our ability to maintain gross margin levels), our ability to comply with the terms of our credit agreement, our ability to meet our working capital requirements and our ability to achieve and maintain profitability are forward looking statements made under the safe harbor provision of the Private Securities Litigation Reform Act. Words such as "believes," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Such statements are based on management’s current expectations as of the date of this document but involve risks, uncertainties and other factors which could cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors including, but not limited to, the risk factors discussed below, which may result in variations from results contemplated by such forward looking statements.

The following discussion of the results of our operations and our financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes to condensed consolidated financial statements in this 10-Q, our other filings with the Securities and Exchange Commission and our other investor communications.

Overview

Total revenue for the three and six months ended July 3, 2004 was $86.9 million and $172.3 million, respectively, up from $82.6 million and $168.7 million during the comparable periods ended June 28, 2003. The increase included a 0.9% and 1.5% increase in revenue from services we supply directly to clients for the three and six months ended July 3, 2004, respectively. For the three- and six-month periods ended July 3, 2004, 83.0% and 83.1% of our revenues, respectively, were derived from services provided directly, compared to 86.5% and 83.7% in the comparable periods a year ago. The change in revenue mix was due mainly to an increase in revenue from a certain client, most of which had previously been provided through subsuppliers.

Our net income for the three and six months ended July 3, 2004 was $706,000 and $1.2 million, respectively, compared with a net loss of ($168,000) and ($484,000) for the comparable periods ended June 28, 2003. On a diluted per share basis, the net income for the three and six months ended July 3, 2004 was $.03 and $.05 per share, respectively, compared with a net loss of ($.01) and ($.02) per share, respectively, for the comparable periods ended June 28, 2003.

During the second quarter we continued our focus on managing the key elements to our future success: (i) increasing the number of requirements our sales organization brings to the Company from new and existing clients; (ii) increasing the number of qualified candidates our recruiting organization submits against those requirements; and most importantly,
(iii) increasing the rate at which quality submittals turn into placements.

During the second quarter of 2004, the productivity of both our sales and recruiting staff remained strong. During this period, average weekly requirements coming from new and existing clients increased 21.8% over the comparable period last year. Additionally, during the second quarter of 2004, average weekly candidate submittals against requirements increased 33.3% over the comparable period last year. As a result of the improvements in these key indicators, average weekly placements increased by sixteen during the second quarter of 2004 over the comparable period last year. This improvement is an indication of the industry and general economic recovery we have been experiencing.

As important as the above key elements are to growth of revenue, the bill rates we are able to charge to clients and the margins we are able to obtain on those bill rates are the key indicators of our profitability. Although we continue to experience intense competition on average bill rates, we did experience a slight increase in these rates during the second quarter. This increase, while encouraging, was more than offset by increases in medical and other fringe benefit costs, resulting in a slight decrease in our overall gross margin. As evidence of the continuing pressure on bill rates, one of our most significant clients implemented a 5% bill rate reduction during the second quarter of 2004. This rate reduction, and other rate competitive situations we have encountered and expect to arise during the remainder of 2004, will make further improvements in our average bill rates very difficult to achieve. As a result, we are anticipating average bill rates to remain flat for the remainder of 2004. To enhance the profitability in an environment of intense margin pressures, we are focused on three key objectives: i) developing the lowest-cost staffing delivery model in the industry and becoming the service provider, and employer of choice to the IT consulting community; ii) fully integrating offshore capabilities into each line of business; and iii) developing channel sales partners to drive new business opportunities.

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

Estimates of Future Operating Results

The realization of certain assets recorded in our balance sheet is dependent upon our ability to maintain profitability. In evaluating the recorded value of our intangible assets ($10.9 million), goodwill ($16.5 million), and deferred tax assets ($2.6 million, net of the valuation allowance) for indication of impairment, we are required to make critical accounting estimates regarding the future operating results of the Company. These estimates are based on management’s current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

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

In all of our services, risk associated with client satisfaction exists. Although management feels these risks are adequately addressed by our adherence to proven project management methodologies and other procedures and policies, the potential exists for future revenue charges relating to unresolved issues with a small number of clients.

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

In accordance with the provisions of SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002 we ceased amortization of certain intangible assets including goodwill. Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company completed its impairment analysis for 2004 during the first quarter and found no indication of impairment of its recorded goodwill although the valuation determined the fair value of the Infrastructure and Solutions reporting units to approximate their carrying value. Additional write-downs of intangible assets may be required if future valuations do not support current carrying value.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between reported income and income considered taxable by the taxing authorities. SFAS 109 also requires the resulting deferred tax assets to be reduced by a valuation allowance if some portion or all of the deferred tax assets are not expected to be realized. Based upon prior taxable income and estimates of future taxable income, we expect our deferred tax assets, net of the established valuation allowance, will be fully realized in the future. If actual future taxable income is less than we anticipate from our estimates, we may be required to record a valuation allowance against our deferred tax assets resulting in additional income tax expense which will be recorded in our consolidated statement of operations.

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

RESULTS OF OPERATIONS, THREE- AND SIX-MONTH PERIODS ENDED JULY 3, 2004 VS. JUNE 28, 2003

The following tables illustrate the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and six-month periods ended July 3, 2004 and June 28, 2003. The tables provide guidance in our explanation of our operations and results.

	Three Months Ended		Three Months Ended
	July 3, 2004		June 28, 2003		Increase (Decrease)
		% of		% of	%		As % of
(In thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Professional services revenue:
Provided directly	$72,084	83.0%	$71,443	86.5%	$641.9%		(3.5)%
Provided through subsuppliers	14,781	17.0	11,167	13.5	3,614	32.4	3.5
Total revenue	86,865	100.0	82,610	100.0	4,255	5.2	.0
Salaries, contracted services and direct charges	70,794	81.5	67,539	81.8	3,255	4.8	(.3)
Selling, administrative and other operating costs	15,159	17.5	15,062	18.2	97.6		(.7)
Amortization of intangible assets	194.2		194.2		--	.0	.0
Non-operating income	(2)	(.0)	(17)	(.0)	15	(88.2)	.0
Interest expense	14.0		--	.0	14	--	.0

Income (loss) before income taxes	706.8		(168)	(.2)	874	520.2	1.0
Income tax expense (benefit )	--	.0	--	(.0)	--	.0	.0

Net income (loss)	$706.8%		$(168)	(.2)%	$874	520.2%	1.0%

	Six Months Ended		Six Months Ended
	July 3, 2004		June 28, 2003		Increase (Decrease)
		% of		% of	%		As % of
(In thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Professional services revenue:
Provided directly	$143,153	83.1%	$141,078	83.7%	$2,075	1.5%	(.6)%
Provided through subsuppliers	29,106	16.9	27,573	16.3	1,533	5.6	.6
Total revenue	172,259	100.0	168,651	100.0	3,608	2.1	.0
Salaries, contracted services and direct charges	140,458	81.5	138,195	81.9	2,263	1.6	(.4)
Selling, administrative and other operating costs	30,240	17.6	30,627	18.2	(387)	(1.3)	(.6)
Amortization of intangible assets	387.2		387.2		--	.0	.0
Non-operating income	(8)	(.0)	(25)	(.0)	17	(68.0)	.0
Interest expense	22.0		8.0		14	175.0	.0

Income (loss) before income taxes	1,160.7		(541)	(.3)	1,701	314.4	1.0
Income tax expense (benefit )	--	.0	(57)	(.0)	57	100.0	.0

Net income (loss)	$1,160.7%		$(484)	(.3)%	$1,644	339.7%	1.0%

Personnel:
Management and administrative	410		440		(30)	(6.8)%
Technical consultants	2,600		2,575		25	1.0%

Revenue

Services provided directly during the three- and six-month periods ended July 3, 2004 resulted in a 0.9% and 1.5% increase, respectively, in direct revenue over the comparable periods a year ago. We derived a lower percentage of our total revenue from direct billings during the periods in 2004 as compared to the comparable periods last year, however. The decrease in direct revenue as a percentage of total revenue during the periods in 2004 was due to the increase in revenue from one particular client, provided mostly through subsuppliers. The increase in subsupplier revenue from this client was partially offset by significant decreases in subsupplier revenue with certain other clients. Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

The increase in direct revenue resulted primarily from the increase in the number of consultants we had billable during these periods, which appears to be reflective of a modest recovery in the Information Technology (IT) market sector. Our technical consultant staff has increased by 25 consultants from June 28, 2003. In addition to the increase in technical consultants, hourly rates increased by 3% during the period ending July 3, 2004 as compared to last year. As demand for the services our industry provides has improved with the modest recovery, hourly rates have begun to stabilize.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants. Comparing the 2004 periods to the 2003 periods, these expenses decreased slightly as a percentage of revenue. We have been successful at managing our direct labor rates as our bill rates have increased slightly. The shifting of our revenue mix in 2004 to include more subsupplier revenue, with lower margins, played a role in offsetting the decrease of this category of expense as a percentage of revenue. Excluding the revenue and cost associated with subsupplier activity, this category of expense as a percentage of revenue was 78.6% for both the three- and six-month periods ended
July 3, 2004, compared to 79.4% and 79.1% for the comparable periods a year ago. Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of costs represented 17.5% and 17.6% of total revenue for the three- and six-month periods ended July 3, 2004, respectively, down from 18.2% for both of the comparable periods in 2003. We have managed these costs downward primarily by reducing discretionary spending for non-billable travel, imposing wage controls on administrative and management personnel, eliminating office space where possible, and by reducing the number of non-technical personnel we employ. We are committed to continuing to manage this category of expense to the right level for our company; however, there can be no assurance this category of cost will not increase as a percentage of revenue, especially if our revenue declines.

Non-Operating Income

Non-operating income, consisting primarily of interest income, declined during the three and six months ended July 3, 2004 compared to the equivalent periods a year ago due to a decrease in invested cash balances.

Interest Expense

Interest expense during the three- and six-month periods ended July 3, 2004 increased over the equivalent periods last year. As our revenue and consequently our payroll have grown in the first half of 2004, our need to borrow from our line of credit to support that growth has also increased.

Income Taxes

We recorded no income taxes during the three- and six-month periods ended July 3, 2004. Income tax expense, which would have been recorded, was negated by a reversal of previously established reserves against deferred tax assets. As we continue to generate profit, we anticipate reversing portions of the reserves we have established on our deferred tax assets to negate any tax expense in which may otherwise have been recorded.

Personnel

The increase in technical consultants is an indication of what appears to be the beginning of a modest recovery in the IT market sector. Administrative and management personnel decreased as a result of our continuing efforts to contain our operating costs.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	July 3,	January 3,	Increase	Increase
(In thousands)	2004	2004	(Decrease)	(Decrease)

Cash and Cash Equivalents	$4,061	$4,499	$(438)	(9.7)%
Accounts Receivable	60,488	55,623	4,865	8.7
Other Current Assets	4,572	4,737	(165)	(3.5)
Total Current Assets	$69,121	$64,859	$4,262	6.6

Accounts Payable	$16,844	$15,825	$1,019	6.4
Salaries and Vacations	9,995	7,774	2,221	28.6
Other Current Liabilities	5,251	5,595	(344)	(6.1)
Total Current Liabilities	$32,090	$29,194	$2,896	9.9

Working Capital	$37,031	$35,665	$1,366	3.8
Current Ratio	2.15	2.22	(.07)	(3.2)

Total Shareholders’ Equity	$69,830	$68,663	$1,167	1.7%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash to flow through our Company. During the three- and six-month periods ended July 3, 2004, we made total payments of approximately $49.0 million and $102.9 million, respectively, to pay our employee’s wages, benefits and associated taxes. We also made payments of approximately $21.2 million and $42.8 million, respectively, to pay vendors who provided billable technical resources to our clients through us. Finally, we made payments of approximately $11.8 million and $22.1 million, respectively, to fund general operating expenses such as employee expense reimbursement, office space rental and utilities.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due us for services rendered to our clients (approximately $85.4 million and $167.4 million, respectively, in the three- and six-month periods ended July 3, 2004). Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients. While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability of the Company to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at July 3, 2004 decreased slightly from January 3, 2004. As our revenue and consequently our receivable balance have grown during that time, our cash reserves have been utilized to fund that growth. Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds. If our revenue and payroll continue to grow, we would expect our need to borrow to increase.

Working capital at July 3, 2004 was up from January 3, 2004. During the first half of 2004, we have been able to keep our line of credit at or near zero and maintain our average cash and cash equivalents position in the $2.0 million range. The ratio of current assets to current liabilities decreased at July 3, 2004, compared to January 3, 2004.

Our asset-based revolving credit agreement, consummated in April 2002, provides us with up to $45.0 million of availability. We have been successful at maintaining the balance on this line of credit at or near zero throughout the quarter ended July 3, 2004. At July 3, 2004 our borrowing availability, which fluctuates based on our level of eligible accounts receivable, was at $30.8 million under our credit facility. The level of availability has increased compared to January 3, 2004 as our receivable collateral base has increased. Borrowings under the credit agreement are secured by all of our assets.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. The daily advances on the line of credit bear interest at the Wall Street Journal’s "Prime Rate" plus .75%, or 5.00% currently, while the fixed-term advances bear interest at the LIBOR rate plus 3.0%. The credit agreement requires the payment of a commitment fee of .50% of the unused portion of the line plus an annual administration fee of $50,000. The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires us to maintain a minimum accounts payable turnover ratio. We believe we will be able to continue to meet the requirements of the agreement. The credit agreement matures on April 10, 2005.

Subsequent to July 3, 2004, we amended our credit agreement to extend the expiration date to October 31, 2006 and modify certain terms of the agreement. The amendment reduces the commitment fee from .50% to .25% of the unused portion of the line, reduces the annual administration fee from $50,000 to $25,000, and reduces the interest rates on daily advances to the Wall Street Journal’s "Prime Rate" and fixed-term advances to the LIBOR rate plus 2.0%.  The Company expects these new terms to reduce borrowing costs by approximately $330,000 on an annual basis.

During the three- and six-month periods ended July 3, 2004, we made capital expenditures totaling $860,000 and $1,488,000, respectively, compared to $498,000 and $736,000, respectively, in the three- and six-month periods ended June 28, 2003. We funded these capital expenditures with internally generated funds. We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

The Company leases office facilities under non-cancelable operating leases. Deferred compensation is payable to participants in accordance with the terms of individual contracts. Minimum future obligations on operating leases and deferred compensation at July 3, 2004, are as follows (in thousands):

	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Operating Leases	$5,823	$10,119	$2,551	$--	$18,493

Deferred Compensation	270	389	502	2,976	4,137

Total	$6,093	$10,508	$3,053	$2,976	$22,630

Market Conditions, Business Outlook and Risks to Our Business

Several market conditions are affecting our industry. Intense price competition in the area of technical staff augmentation has created pressure on billable hourly rates, and clients have been requesting increasingly lower cost models for staff augmentation services. As a result, although we have seen some reversal of these trends in 2004, we have encountered lowering billing rates for quite some time. Low cost offerings for staff augmentation services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of offshore resources will continue, thus making improvement in our average billing rates very difficult. Our ability to respond to customer requests for lower pricing or to provide other low cost solutions in this area of our business will have a direct effect on our performance. Management expects competitive conditions in the area of technical staff augmentation to continue for the foreseeable future, although it expects that demand for these services will increase as the economic recovery continues.
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

Staff augmentation continues to represent more than half of total revenues (revenue from services provided directly to client (direct revenue) plus revenue from services provided to our clients by subsuppliers (subsupplier revenue)) and over half of our direct revenue. While we saw a slight increase in demand for our services during the first half of 2004, there can be no assurance as to when, or if, we will begin to see significant increases in revenue. Our ability to respond to the conditions outlined above will bear directly on our performance.

Our ability to quickly identify, attract and retain qualified technical personnel, especially during an economic recovery, will affect our results of operations and ability to grow in the future. Competition for qualified personnel is intense. If we are unable to hire the talent required by our client in a timely, cost-effective manner, it will affect our ability to grow our business. In addition to our ability to control labor costs, our ability to control employee benefit costs and other employee-related costs will affect our future performance. In an effort to contain our benefits costs, we implemented substantial changes to our benefits plans in fiscal year 2003 and have implemented additional changes in 2004. While we believe the changes we implemented will be effective, the effectiveness of these changes may vary due to factors we cannot control such as rising medical costs, the amount of medical services used by our employees and similar factors.

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

Item 4. Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Michael J. LaVelle, and Chief Financial Officer, David J. Steichen, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

(b)    Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 26, 2004, the following actions were taken:

(a)    Election of Directors

The following nominees, all of whom were listed in the Company’s proxy statement prepared in accordance with Regulation 14(a), were elected:

Nominee	Votes For	Authority Withheld

John D. Bamberger	20,735,285	1,380,304
Krzysztof K. Burhardt	20,945,156	1,170,433
Willis K. Drake	20,682,126	1,433,463
Michael B. Esstman	20,895,629	1,219,960
Frederick W. Lang	20,602,703	1,512,886
Michael J. LaVelle	20,735,741	1,379,848
Margaret A. Loftus	20,705,169	1,410,420
Edward M. Mahoney	20,562,397	1,553,192
Robb L. Prince	20,867,479	1,248,110

(b)    Ratification of Auditors

The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

In favor	21,411,126
Against	497,321
Abstain	207,142

(c)    Approval of the 2004 Equity Incentive Plan

The shareholders voted their shares to approve the 2004 Equity Incentive Plan by the following vote:

In favor	11,929,500
Against	2,037,617
Abstain	1,449,979
No-vote	6,698,493

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit 10-p	2004 Equity Incentive Plan.
Exhibit 10-q	Employment contract with Jeffrey P. Baker, recently appointed President of the Company.
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

(b)   Reports on Form 8-K

A.	Form 8-K filed April 14, 2004 containing a press release announcing the Company’s updated earnings guidance and the date of its conference call for its first quarter ended April 3, 2004.

B.	Form 8-K filed April 27, 2004 containing the earnings release of the Company’s financial results for its first quarter ended April 3, 2004.

C.	Form 8-K filed June 21, 2004 containing a press release announcing changes to the Board of Directors and appointments of President and Chief Financial Officer.

D.	Form 8-K filed June 23, 2004 containing a press release announcing the Company granted 200,000 restricted shares to Jeffrey P. Baker, recently appointed President of the Company, as incentive for his employment agreement effective June 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 11, 2004	By:	/s/ Michael J. LaVelle
Michael J. LaVelle
Chief Executive Officer

Date: August 11, 2004	By:	/s/ David J. Steichen
David J. Steichen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10-p	2004 Equity Incentive Plan.
10-q	Employment contract with Jeffrey P. Baker, recently appointed President of the Company.
31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

