Form 10-Q
period 2004-10-02
ANALYSTS INTERNATIONAL CORP
filed 2004-11-09
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended October 2, 2004

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

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

As of November 4, 2004, 24,211,957 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.

Analysts International Corporation
Condensed Consolidated Balance Sheets

	October 2,	January 3,
(In thousands)	2004	2004
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,541	$4,499
Accounts receivable, less allowance for doubtful accounts	61,914	55,623
Prepaid expenses and other current assets	4,281	4,737
Total current assets	69,736	64,859

Property and equipment, net	5,892	6,297
Intangible assets other than goodwill, net	10,669	11,249
Goodwill	16,460	16,460
Other assets	3,370	3,030
	$106,127	$101,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,814	$15,825
Salaries and vacations	6,997	7,774
Deferred revenue	2,838	2,766
Self-insured health care reserves and other amounts	3,072	2,829
Total current liabilities	30,721	29,194

Non-current liabilities, primarily deferred compensation	4,258	4,038
Shareholders' equity	71,148	68,663
	$106,127	$101,895

Note: The balance sheet at January 3, 2004 has been taken from the audited financial statements at that date, and condensed.

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
(In thousands except per share amounts)	2004	2003	2004	2003

Professional services revenue:
Provided directly	$72,040	$69,432	$215,193	$210,510
Provided through subsuppliers	14,340	10,604	43,446	38,177
Total revenue	86,380	80,036	258,639	248,687

Expenses:
Salaries, contracted services and direct charges	69,995	65,406	210,453	203,601
Selling, administrative and other operating costs	14,910	15,035	45,150	45,662
Amortization of intangible assets	193	193	580	580

Operating income (loss)	1,282	(598)	2,456	(1,156)
Non-operating income	9	39	17	64
Interest expense	(7)	--	(29)	(8)

Income (loss) before income taxes	1,284	(559)	2,444	(1,100)
Income tax expense (benefit)	--	--	--	(57)
Net income (loss)	$1,284	$(559)	$2,444	$(1,043)

Per common share:
Basic income (loss)	$.05	$(.02)	$.10	$(.04)
Diluted income (loss)	$.05	$(.02)	$.10	$(.04)

Average common shares outstanding	24,212	24,199	24,212	24,199
Average common and common equivalent shares outstanding	24,468	24,199	24,317	24,199

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 2,	September 27,
(In thousands)	2004	2003

Net cash provided by operating activities	$826	$9,948

Cash flows from investing activities:
Property and equipment additions	(1,800)	(1,586)
Proceeds from property and equipment sales	15	22
Net cash used in investing activities	(1,785)	(1,564)

Cash flows from financing activities:
Net change in working capital line of credit	--	(324)
Proceeds from exercise of stock options	1	--
Net cash provided by (used in) financing activities	1	(324)

Net (decrease) increase in cash and cash equivalents	(958)	8,060

Cash and cash equivalents at beginning of period	4,499	54

Cash and cash equivalents at end of period	$3,541	$8,114

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.    Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of October 2, 2004, the condensed consolidated statements of operations for the three- and nine-month periods ended October 2, 2004 and September 27, 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended October 2, 2004 and September 27, 2003 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at October 2, 2004 and the results of operations and the cash flows for the periods ended October 2, 2004 and September 27, 2003 have been made.

The Company operates on a fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday closest to the end of the calendar quarter.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these condensed consolidated financial statements. The Company suggests reading these statements in conjunction with the financial statements and notes thereto included in the Company's January 3, 2004 annual report to shareholders.

Comprehensive income (loss) for the three and nine months ended October 2, 2004 and September 27, 2003 was equivalent to reported net income (loss).

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. The Company currently performs the annual test as of the first day of the fiscal year. In the current year, the Company evaluated these assets on January 3, 2004 and found no indication of impairment of its recorded goodwill, although the evaluation determined the fair value of the Infrastructure and Solutions reporting units to approximate their carrying value.

The Company’s year-end closing and reporting process has been truncated in order to meet current, as well as future, accelerated periodic filing requirements, resulting in significant constraints on its resources during its first fiscal quarter. Accordingly, during the quarter ended October 2, 2004, the Company changed the designated date of the annual evaluation of goodwill from the first day of the fiscal year to the last day of its monthly accounting period for August. This change allows the Company to perform testing at a point in the reporting cycle that does not fall during the year-end closing and reporting process so that additional resources are available. The Company performed the test at September 4, 2004, and determined that no impairment charge for goodwill was required, although the valuation determine d the fair value of the Staffing, Infrastructure and Solutions reporting units to approximate their carrying value. The change is not intended to delay, accelerate, or avoid an impairment charge. The Company believes that the change described above is to an alternative accounting method that is preferable under the circumstances.

For the nine months ended October 2, 2004, no goodwill or other intangibles were acquired, impaired or disposed. Other intangibles consisted of the following:

	October 2, 2004			January 3, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$12,270	$(3,188)	$9,082	$12,270	$(2,608)	$9,662
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$13,990	$(3,321)	$10,669	$13,990	$(2,741)	$11,249

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

Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates in accordance with SFAS 148, our pro forma net income (loss) and net income (loss) per share for the three and nine months ended October 2, 2004 and September 27, 2003 would have been the amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income (loss) (in thousands):
As reported	$1,284	$(559)	$2,444	$(1,043)
Pro forma	1,099	(741)	1,862	(1,589)
Net income (loss) per share (basic):
As reported	$.05	$(.02)	$.10	$(.04)
Pro forma	.05	(.03)	.08	(.07)
Net income (loss) per share (diluted):
As reported	$.05	$(.02)	$.10	$(.04)
Pro forma	.04	(.03)	.08	(.07)

2.    Line of Credit

The Company has an asset-based revolving credit facility with up to $45,000,000 of availability. Borrowings under this credit agreement are secured by all of the Company’s assets. Under the revolving credit agreement, the Company must take advances or pay down the outstanding balance daily. The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Effective August 5, 2004, the Company amended its credit agreement to extend the expiration date from April 10, 2005 to October 31, 2006 and modified certain terms of the agreement. The amendment reduced the commitment fee from .50% to .25% of the unused portion of the line, reduced the annual administration fee from $50,000 to $25,000, and reduced the interest rates on daily advances from the Wall Street Journal’s "Prime Rate" plus .75% to only its Prime Rate (4.75% on October 2, 2004) and fixed-term advances from the LIBOR rate plus 3.0% to the LIBOR rate plus 2.0%. The agreement continues to restrict, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio. The Company believes it will be able to continue to meet these requirements for the foreseeable future and as of October 2, 2004 did not have any borrowings under this agreement.

3.    Shareholders' Equity

Nine Months Ended
(In thousands)	October 2, 2004

Balance at beginning of period	$68,663

Proceeds upon exercise of stock options	1
Amortization of Deferred Compensation	40
Comprehensive income	2,444

Balance at end of period	$71,148

4.    Earnings Per Share

Basic and diluted earnings (loss) per share (EPS) are presented in accordance with SFAS No. 128, "Earnings per Share." Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock. Options to purchase 2,352,000 and 1,983,000 shares of common stock were outstanding at the end of the periods ended October 2, 2004 and September 27, 2003, respectively. Options to purchase 1,319,000 and 1,518,000 shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the th ree and nine months ended October 2, 2004, respectively, because the exercise price was greater than the average share price. All outstanding options were considered anti-dilutive and excluded from the computation of common equivalent shares for the three and nine months ended September 27, 2003 because the Company reported a net loss. The computation of basic and diluted earnings (loss) per share for the three and nine months ended October 2, 2004 and September 27, 2003 is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 2, 2004	September 27, 2003	October 2, 2004	September 27, 2003

Net income (loss)	$1,284	$(559)	$2,444	$(1,043)

Weighted-average number of common shares outstanding	24,212	24,199	24,212	24,199
Dilutive effect of employee stock options and restricted stock award	256	--	105	--
Weighted-average number of common and common equivalent shares outstanding	24,468	24,199	24,317	24,199

Earnings (loss) per share:
Basic	$.05	$(.02)	$.10	$(.04)
Diluted	$.05	$(.02)	$.10	$(.04)

5.    Restructuring

In December 2000, the Company recorded a restructuring charge of $7,000,000. Of this charge, $2,600,000 related to workforce reductions (primarily non-billable staff), and $4,400,000 related to lease termination and abandonment costs (net of sub-lease income), including an amount for assets to be disposed of in conjunction with this consolidation. The restructuring accrual for workforce reductions was fully used prior to January 3, 2004. A summary of activity with respect to the restructuring charge for the nine-month period ended October 2, 2004 is as follows:

Office Closure/
(In thousands)	Consolidation

Balance at January 3, 2004	$611

Cash expenditures	214

Balance at October 2, 2004	$397

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Nine Months Ended October 2, 2004 and September 27, 2003

Forward Looking Statements

The statements contained in "Management’s Discussion and Analysis of Financial Condition and Results of Operations," that are not historical fact, including without limitation, statements relating to the need of current and prospective clients for our services and our ability to retain and/or win that business, the effects of competition and our ability to respond to competitive and market conditions, our success in retaining and placing qualified professional staff, our ability to balance changes in billing and labor rates and to control other employee-related and operating costs (our ability to maintain gross margin levels), our ability to comply with the terms of our credit agreement, our ability to meet our working capital requirements and our ability to achieve and maintain profitability are forward looking stat ements made under the safe harbor provision of the Private Securities Litigation Reform Act. Words such as "believes," "intends," "possible," "expects," "estimates," "anticipates," or "plans" and similar expressions are intended to identify forward-looking statements. Such statements are based on management’s current expectations as of the date of this document but involve risks, uncertainties and other factors which could cause actual results to differ materially from those contemplated by such forward looking statements. Investors are cautioned to consider these forward looking statements in light of important factors including, but not limited to, the risk factors discussed below, which may result in variations from results contemplated by such forward looking statements.

The following discussion of the results of our operations and our financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes to condensed consolidated financial statements in this 10-Q, our other filings with the Securities and Exchange Commission and our other investor communications.

Overview

Total revenue for the three and nine months ended October 2, 2004 was $86.4 million and $258.6 million, respectively, up from $80.0 million and $248.7 million during the comparable periods ended September 27, 2003. The increase included a 3.8% and 2.2% increase in revenue from services we supply directly to clients for the three and nine months ended October 2, 2004, respectively. For the three- and nine-month periods ended October 2, 2004, 83.4% and 83.2% of our revenues, respectively, were derived from services provided directly, compared to 86.8% and 84.6% in the comparable periods a year ago. The change in revenue mix was due mainly to an increase in revenue from a certain client, the services for which were provided mostly by subsuppliers.

Our net income for the three and nine months ended October 2, 2004 was $1.3 million and $2.4 million, respectively, compared with a net loss of ($559,000) and ($1.0 million) for the comparable periods ended September 27, 2003. On a diluted per share basis, the net income for the three and nine months ended October 2, 2004 was $.05 and $.10 per share, respectively, compared with a net loss of ($.02) and ($.04) per share in the comparable periods ended September 27, 2003.

During the third quarter we continued our focus on managing the key elements to our future success: (i) increasing the number of requirements our sales organization brings to the Company from new and existing clients; (ii) increasing the number of qualified candidates our recruiting organization submits against those requirements; and most importantly, (iii) increasing the rate at which quality submittals turn into placements.

During the third quarter of 2004, the productivity of both our sales and recruiting staff remained strong. During this period, average weekly requirements coming from new and existing clients increased 30.6% over the comparable period last year. Additionally, during the third quarter of 2004, average weekly candidate submittals against requirements increased 25.8% over the comparable period last year. Despite the improvements in these key indicators, average weekly placements decreased by three during the third quarter of 2004 over the comparable period last year. As the IT market continues to improve, competition for the resources we recruit is intensifying.  As a result, turning a submittal resume into a placement has become more difficult, as that candidate is more frequently accepting competitive offers.

As important as the above key elements are to growth of revenue, the bill rates we are able to charge to clients and the margins we are able to obtain on those bill rates are the key indicators of our profitability. Although we continue to experience intense competition on average bill rates, they have remained flat during the third quarter of 2004. As evidence of the continuing pressure on bill rates, one of our most significant clients implemented a 5% bill rate reduction during the second quarter of 2004. This rate reduction, and other rate competitive situations we have encountered and expect to arise during the remainder of 2004, will make further improvements in our average bill rates very difficult to achieve. As a result, we are anticipating average bill rates to remain flat for the remainder of 2004. To enhance t he profitability in an environment of intense margin pressures, we are focused on three key objectives: i) developing the lowest-cost staffing delivery model in the industry and becoming the service provider, and employer of choice to the IT consulting community; ii) fully integrating offshore capabilities into each line of business; and iii) developing channel sales partners to drive new business opportunities.

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

Estimates of Future Operating Results

The realization of certain assets recorded in our balance sheet is dependent upon our ability to maintain profitability. In evaluating the recorded value of our intangible assets ($10.7 million), goodwill ($16.5 million), and deferred tax assets ($2.6 million, net of the valuation allowance) for indication of impairment, we are required to make critical accounting estimates regarding the future operating results of the Company. These estimates are based on management’s current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

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

During the third quarter of 2004, the Company changed its designated date of the annual evaluation of goodwill from the first day of the fiscal year to the last day of its monthly accounting period for August. This change allows the Company to perform testing at a point in the reporting cycle other than during the year-end closing and reporting process so that additional resources are available. The Company performed the test at September 4, 2004, and determined that no impairment charge for goodwill was required, although the valuation determined the fair value of the Staffing, Infrastructure and Solutions reporting units to approximate their carrying value.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between reported income and income considered taxable by the taxing authorities. SFAS 109 also requires the resulting deferred tax assets to be reduced by a valuation allowance if some portion or all of the deferred tax assets are not expected to be realized. Based upon prior taxable income and estimates of future taxable income, we expect our deferred tax assets, net of the established valuation allowance, will be fully realized in the future. If actual future taxable income is less than we anticipate from our estimates, we may be required to record a valuation allowance against our deferred tax assets resulting in additio nal income tax expense which will be recorded in our consolidated statement of operations.

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

RESULTS OF OPERATIONS, THREE- AND NINE-MONTH PERIODS ENDED OCTOBER 2, 2004 VS. SEPTEMBER 27, 2003

The following tables illustrate the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and nine-month periods ended October 2, 2004 and September 27, 2003. The tables provide guidance in our explanation of our operations and results.

	Three Months Ended		Three Months Ended
	October 2, 2004		September 27, 2003		Increase (Decrease)
		% of		% of		%	As % of
(In thousands except percentages)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Professional services revenue:
Provided directly	$72,040	83.4%	$69,432	86.8%	$2,608	3.8%	(3.4)%
Provided through subsuppliers	14,340	16.6	10,604	13.2	3,736	35.2	3.4
Total revenue	86,380	100.0	80,036	100.0	6,344	7.9	.0
Salaries, contracted services and direct charges	69,995	81.0	65,406	81.7	4,589	7.0	(.7)
Selling, administrative and other operating costs	14,910	17.3	15,035	18.8	(125)	(0.8)	(1.5)
Amortization of intangible assets	193.2		193.2		--	.0	.0
Non-operating income	(9)	(.0)	(39)	(.0)	30	(76.9)	.0
Interest expense	7.0		--	.0	7	--	.0

Income (loss) before income taxes	1,284	1.5	(559)	(.7)	1,843	329.7	2.2
Income tax expense	--	.0	--	(.0)	--	.0	.0

Net income (loss)	$1,284	1.5%	$(559)	(.7)%	$1,843	329.7%	2.2%

	Nine Months Ended		Nine Months Ended
	October 2, 2004		September 27, 2003		Increase (Decrease)
		% of		% of		%	As % of
(In thousands except percentages)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Professional services revenue:
Provided directly	$215,193	83.2%	$210,510	84.6%	$4,683	2.2%	(1.4)%
Provided through subsuppliers	43,446	16.8	38,177	15.4	5,269	13.8	1.4
Total revenue	258,639	100.0	248,687	100.0	9,952	4.0	.0
Salaries, contracted services and direct charges	210,453	81.4	203,601	81.9	6,852	3.4	(.5)
Selling, administrative and other operating costs	45,150	17.5	45,662	18.3	(512)	(1.1)	(.8)
Amortization of intangible assets	580.2		580.2		--	.0	.0
Non-operating income	(17)	(.0)	(64)	(.0)	47	(73.4)	.0
Interest expense	29.0		8.0		21	262.5	.0

Income (loss) before income taxes	2,444.9		(1,100)	(.4)	3,544	322.2	1.3
Income tax expense (benefit )	--	.0	(57)	(.0)	57	100.0	.0

Net income (loss)	$2,444.9%		$(1,043)	(.4)%	$3,487	334.3%	1.3%

Personnel:
Management and administrative	415		460		(45)	(9.8)%
Technical consultants	2,630		2,590		40	1.5%

Revenue

Services provided directly during the three- and nine-month periods ended October 2, 2004 resulted in 3.8% and 2.2% increases, respectively, in direct revenue over the comparable periods a year ago. We derived a lower percentage of our total revenue from direct billings during the periods in 2004 as compared to the comparable periods last year. The decrease in direct revenue as a percentage of total revenue during the periods in 2004 was due to the increase in revenue from one particular client, for whom services were provided mostly by subsuppliers. The increase in subsupplier revenue from this client was partially offset by significant decreases in subsupplier revenue with certain other clients. Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

The increase in direct revenue resulted primarily from the increase in the number of consultants we had billable during these periods, which appears to be reflective of a modest recovery in the Information Technology (IT) market sector. Our technical consultant staff has increased by 40 consultants from September 27, 2003. In addition to the increase in technical consultants, hourly rates increased slightly during the period ended October 2, 2004 as compared to last year. As demand for the services our industry provides has improved with the modest recovery, hourly rates have begun to stabilize and trend slightly upward.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants. Comparing the 2004 periods to the 2003 periods, these expenses decreased slightly as a percentage of revenue. We have been successful at managing our direct labor rates as our bill rates have increased slightly. The shifting of our revenue mix in 2004 to include more subsupplier revenue, with lower margins, played a role in offsetting the decrease of this category of expense as a percentage of revenue. Excluding the revenue and cost associated with subsupplier activity, this category of expense as a percentage of revenue was 78.1% and 78.5% for the three- and nine-month periods ended October 2, 2004, respectively, compared to 79.5% and 79.2% for the comparable periods a year ago. Althoug h we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level as we have begun to experience pressure on labor rates as the market improves.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of costs represented 17.3% and 17.5% of total revenue for the three- and nine-month periods ended October 2, 2004, respectively, down from 18.8% and 18.3% for the comparable periods in 2003. We have managed these costs downward primarily by reducing discretionary spending for non-billable travel, imposing wage controls on administrative and management personnel, eliminating office space where possible, and by reducing the number of non-technical personnel we employ. We are committed to continuing to manage this category of expense to the right level for the Company; however, there can be no assura nce this category of cost will not increase as a percentage of revenue, especially if our revenue was to decline.

Non-Operating Income

Non-operating income, consisting primarily of interest income, declined during the three and nine months ended October 2, 2004 compared to the equivalent periods a year ago due to a decrease in invested cash balances.

Interest Expense

Interest expense during the three- and nine-month periods ended October 2, 2004 increased slightly over the equivalent periods last year. As our revenue, and consequently our payroll, has grown in the first nine months of 2004, our need to borrow from our line of credit to support that growth has also slightly increased.

Income Taxes

We recorded no income taxes during the three- and nine-month periods ended October 2, 2004. Income tax expense, which would have been recorded, was negated by a reversal of previously established reserves against deferred tax assets. As we continue to generate profit, we anticipate reversing portions of the reserves we have established on our deferred tax assets to negate any tax expense which may otherwise have been recorded.

Personnel

The increase in technical consultants is an indication of what appears to be the beginning of a modest recovery in the IT market sector. Administrative and management personnel decreased as a result of our continuing efforts to contain our operating costs.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	October 2,	January 3,	Increase	Increase
(In thousands except percentages)	2004	2004	(Decrease)	(Decrease)

Cash and Cash Equivalents	$3,541	$4,499	$(958)	(21.3)%
Accounts Receivable	61,914	55,623	6,291	11.3
Other Current Assets	4,281	4,737	(456)	(9.6)
Total Current Assets	$69,736	$64,859	$4,877	7.5

Accounts Payable	$17,814	$15,825	$1,989	12.6
Salaries and Vacations	6,997	7,774	(777)	(10.0)
Other Current Liabilities	5,910	5,595	315	5.6
Total Current Liabilities	$30,721	$29,194	$1,527	5.2

Working Capital	$39,015	$35,665	$3,350	9.4
Current Ratio	2.27	2.22	.05	2.3

Total Shareholders’ Equity	$71,148	$68,663	$2,485	3.6%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash to flow through the Company. During the three- and nine-month periods ended October 2, 2004, we made total payments of approximately $54.7 million and $157.6 million, respectively, to pay our employee’s wages, benefits and associated taxes. We also made payments of approximately $24.4 million and $67.2 million, respectively, to pay vendors who provided billable technical resources to our clients through us. Finally, we made payments of approximately $6.4 million and $28.5 million, respectively, to fund general operating expenses such as employee expense reimbursement, office space rental and utilities.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due the Company for services rendered to our clients (approximately $85.0 million and $252.4 million, respectively, in the three- and nine-month periods ended October 2, 2004). Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients. While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability of the Company to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at October 2, 2004 decreased slightly from January 3, 2004. As our revenue, and consequently our receivable balance, has grown during that time, our cash reserves have been utilized to fund that growth. Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds. If our revenue and payroll continue to grow, we would expect our need to borrow to increase.

Working capital at October 2, 2004 was up from January 3, 2004. During the first nine months of 2004, we have been able to keep our line of credit at or near zero and maintain modest cash balances. The ratio of current assets to current liabilities increased at October 2, 2004, compared to January 3, 2004.

Our asset-based revolving credit agreement, consummated in April 2002, provides us with up to $45.0 million of availability. We have been successful at maintaining the balance on this line of credit at or near zero throughout the quarter ended October 2, 2004. At October 2, 2004 our borrowing availability, which fluctuates based on our level of eligible accounts receivable, was at $32.0 million under this credit facility. The level of availability has increased compared to January 3, 2004 as our receivable collateral base has increased. Borrowings under the credit agreement are secured by all of our assets.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Effective August 5, 2004, the Company amended its credit agreement to extend the expiration date to October 31, 2006 and modified certain terms of the agreement. The amendment reduced the commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s "Prime Rate", or 4.75% currently, and fixed-term advances to the LIBOR rate plus 2.0%. The agreement continues to restrict, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio.

During the three- and nine-month periods ended October 2, 2004, we made capital expenditures totaling $312,000 and $1.8 million, respectively, compared to $850,000 and $1.6 million, respectively, in the three- and nine-month periods ended September 27, 2003. We funded these capital expenditures with internally generated funds. We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

The Company leases office facilities under non-cancelable operating leases. Deferred compensation is payable to participants in accordance with the terms of individual contracts. Minimum future obligations on operating leases and deferred compensation at October 2, 2004, are as follows:

(in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Operating Leases	$5,211	$8,041	$2,077	$--	$15,329

Deferred Compensation	709	389	502	2,517	4,117

Total	$5,920	$8,430	$2,579	$2,517	$19,446

Market Conditions, Business Outlook and Risks to Our Business

Several market conditions are affecting our industry. Intense price competition in the area of technical staff augmentation has created pressure on billable hourly rates, and clients have been requesting increasingly lower cost models for staff augmentation services. Although we have seen a slight reversal of these trends in 2004, increasing billing rates continue to be a challenge. Low cost offerings for staff augmentation services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of offshore resources will continue, thus making improvement in our average billing rates very difficult. Our ability to respond to customer requests for lower pricing or to provide other low cost solutions in this area of our business will have a direct effect on our performance. Management expects competitive conditions in the area of technical staff augmentation to continue for the foreseeable future, although it expects that demand for these services will increase as the economic recovery continues.

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

In addition, outside factors such as technological changes needed due to the requirements of the Sarbarnes-Oxley Act may create additional opportunities. While we believe these areas of our business present opportunities to grow our business, growth in these areas will depend on improvement in the economy and spending in the overall IT services market, our ability to compete with other vendors and our success in obtaining new clients.

Staff augmentation continues to represent more than half of total revenues (revenue from services provided directly to client (direct revenue) plus revenue from services provided to our clients by subsuppliers (subsupplier revenue)) and over half of our direct revenue. While we saw a slight increase in demand for our services during the first nine months of 2004, there can be no assurance as to when, or if, we will begin to see significant increases in revenue. Our ability to respond to the conditions outlined above will bear directly on our performance.

Our ability to quickly identify, attract and retain qualified technical personnel, especially during an economic recovery, will affect our results of operations and ability to grow in the future. Competition for qualified personnel is intense. If we are unable to hire the talent required by our clients in a timely, cost-effective manner and to retain existing technical staff, it will affect our ability to grow our business. In addition to our ability to control labor costs, our ability to control employee benefit costs and other employee-related costs will affect our future performance. In an effort to contain our benefits costs, we have periodically implemented changes to our benefits plans. While these changes have been effective in controlling our benefit costs, our ability to continue to control these costs by impleme nting changes in the benefits programs diminishes as medical and other benefit costs continue to rise.

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

Compliance with the Sarbanes-Oxley Act under Section 404 of the Act has created substantial cost to us and strained our internal resources. As we continue to work towards certification, we expect to incur significant costs throughout the remainder of 2004 and in future years for maintaining compliance. An inability to control these costs or a failure to comply with Sarbanes-Oxley could have a material adverse effect on our business.

Terms and conditions standard to computer consulting services contracts also present a risk to our business. In general, our clients can cancel or reduce their contracts on short notice. Loss of a significant client relationship or a significant portion thereof, a significant number of relationships or a major contract could have a material adverse effect on our business. We will not be a prime vendor with Bank of America by the end of this fiscal year. These subsupplier revenues were $6.6 million and $17.7 million during the three- and nine-month periods ended October 2, 2004, respectively. However, we do not know the full impact of this development as we expect to maintain a relationship with Bank of America and to act as a subsupplier with one of the Bank’s new preferred vendors after the transition.

We believe our working capital will be sufficient for the foreseeable needs of our business. Significant rapid growth in our business, a major acquisition or a significant lengthening of payment terms with major clients, could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could have a material adverse effect on our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks on our line of credit agreement because of the variable interest rate charged. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates. For example, while our outstanding balance on our line of credit has averaged less than $1.0 million during 2004, if our average outstanding debt balance were $5.0 million, a one percent increase in interest rates would result in an annual interest expense increase of approximately $50,000.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit 10-r	Fifth Amendment to Credit Agreement dated as of August 5, 2004.

Exhibit 18	Letter of Preferability from Deloitte & Touche LLP regarding change in date for annual goodwill assessment.

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

(b)    Reports on Form 8-K

A.	Form 8-K filed July 19, 2004 containing a press release announcing the Company’s revised earnings guidance and the date of its conference call for its second quarter ended July 3, 2004.

B.	Form 8-K filed July 27, 2004 containing the earnings release of the Company’s financial results for its second quarter ended July 3, 2004.

C.	Form 8-K filed July 27, 2004 containing the full text of prepared remarks made by management in a conference call held July 27, 2004 concerning the Company’s financial results for the quarter ended July 3, 2004 and future strategy.

D.	Form 8-K filed July 28, 2004 containing the full text of the question and answer session from the conference call held July 27, 2004 concerning the Company’s financial results for the quarter ended July 3, 2004 and future strategy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: November 9, 2004	By:	/s/ Michael J. LaVelle
Michael J. LaVelle
Chief Executive Officer

Date: November 9, 2004	By:	David J. Steichen
David J. Steichen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

Exhibit 10-r	Fifth Amendment to Credit Agreement dated as of August 5, 2004.

Exhibit 18	Letter of Preferability from Deloitte & Touche LLP regarding change in date for annual goodwill assessment.

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

