Form 10-K
period 2005-01-01
ANALYSTS INTERNATIONAL CORP
filed 2005-03-17
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2005

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
(Title of class)

Common Share Purchase Rights
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

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 3, 2004) was $76,025,545 based upon the closing price as reported by Nasdaq.

As of March 7, 2005 there were 24,319,050 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference herein are portions of (i) the annual report to shareholders for the year ended January 1, 2005 (Parts I, II and IV) and (ii) the proxy statement for the registrant’s 2005 Annual Meeting of Shareholders to be held on May 26, 2005 (Part III).

PART I

Item 1. Business.

Introduction

Established in 1966, Analysts International Corporation (“Analysts International,” “Analysts” or the “Company”), a Minnesota corporation, is a technology services company that specializes in delivering and integrating technology for businesses. Analysts International partners with industry leaders to deliver the hardware, applications and expertise to help advance businesses through the intelligent application of technology. In the United States, Analysts International serves client companies through a network of offices. We also have a minor presence in Canada and in the United Kingdom where we have a wholly-owned subsidiary, AiC Analysts Ltd.

Development of Business; Service Offerings

We offer our clients a full range of information technology consulting and software development and other services, including offerings sometimes referred to in the industry as “solutions” or “projects.” Service offerings are divided into four categories: Staffing Services, providing IT supplemental staffing and managed team services; Technology Integration, specializing in the delivery, integration and implementation of applications and hardware; Outsourcing, delivering local, national and global capabilities for organizational streamlining and cost reduction; and Advisory Services, providing methodologies and processes for implementing technology and managing human capital.

We also provide our clients with single source (or vendor management services) staffing of programmers and other software professionals through our Managed Services Group (MSG) as well as application development and legacy system maintenance services. Furthering our efforts to deliver high quality solutions at competitive prices, we have an offshore development capability that spans all of our service offerings, and during the past few years, we have made organizational changes to allow us to more easily customize our delivery of services to clients.

Approximately 90 percent of Analysts International’s revenue is from services provided to its existing customer base, which consists primarily of Fortune 500® companies. This high percentage of repeat business demonstrates our emphasis on customer satisfaction and development of long-term relationships with customers who have an ongoing need for the services we provide.

In 2000, we acquired the outstanding common stock of SequoiaNET.com, Inc. (“Sequoia”). With our acquisition of Sequoia, we expanded our existing service offerings to include web site development and other eBusiness services, network infrastructure, additional application development capabilities and other IT services. The Sequoia acquisition also brought us key relationships with Microsoft, Cisco, Dell, HP and key vendors in the network infrastructure arena. Since the acquisition, we have integrated Sequoia’s offerings with our existing services and now offer specific services in the areas of Internet Protocol (IP) telephony and wireless communications, Enterprise Resource Planning (ERP) integration, infrastructure services, storage solutions, security and business continuity planning, portals and collaboration, customer relationship management, network design, managed services, offshore advisory, IT outsourcing, hosting, service desk and warranty services. We offer these services through Analysts International’s area sales and customer service offices.

During 2002, we established a wholly-owned subsidiary, Medical Concepts Staffing, Inc. through which we have begun to offer staffing services to the medical industry. This subsidiary did not generate significant revenue during 2004.

In 2003, Analysts International formed a relationship with Mastek, Ltd. of Mumbai, India (d.b.a. Majesco Software Inc. in the United States). This capability, available in all our service offerings, combines the cost advantages of offshore services with the reduced risk that comes with an established local company managing projects in accordance with ISO 9001, SEI CMM Level 5 and SEI P-CMM Level 3 certification and other industry standards.

Major clients

Bank of America Corporation

During 2004 and 2003 our revenue from services provided to Bank of America (the “Bank”) was approximately 11% and 5% of our total revenue, respectively. During 2004 and 2003, subsupplier revenue (revenue derived from use of personnel from other IT staffing firms) represents 61% and 64%, respectively, of our revenue from the Bank. Effective in late 2004, Analysts International is no longer a prime vendor at Bank of America due to changes in the Bank’s IT procurement process. As a result, effective for fiscal year 2005, we will no longer recognize subsupplier revenue with respect to this account. While we have entered into an agreement with one of the Bank’s current prime vendors, our direct revenue for services provided to Bank of America will likely decline.

Chevron/Texaco

During 2004 and 2003 our revenue from services provided to Chevron/Texaco represented 4% of our total revenue.

International Business Machines Corporation

We also provide services through most of our area offices to various divisions of International Business Machines Corporation (IBM), another major client of the Company. Analysts International’s contract with IBM was renewed on October 31, 2004 and expires on October 31, 2005. IBM has the right to extend the contract under the current terms, conditions and prices for up to three years in varying increments.

IBM requires Analysts International and other participating vendors to accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM. There can be no assurance, however, that volume will offset lower rates. IBM business under the national contract accounted for approximately 12% and 13% of our total revenue for fiscal years 2004 and 2003, respectively. Loss of this business or a substantial portion of it could have a material adverse effect on the Company.

Lexmark International, Inc.

For over ten years, Analysts International has provided staffing services for Lexmark International, Inc., a Lexington, Kentucky-based company that is a leading developer, manufacturer and supplier of laser and inkjet printers, multifunction products, associated supplies and services. In fiscal 2003, Lexmark chose Analysts International as one of three prime vendors to continue to provide staffing services. The parties signed a service agreement for staffing on June 27, 2003. The initial term of the agreement continues through June 27, 2005. Lexmark has the option to extend the term for up to three consecutive one-year periods. Also in 2003, Lexmark engaged Analysts International’s Managed Services Group to implement a Vendor Management System (VMS), a web-based application for managing temporary labor resources. Under this agreement, Analysts International also provides consolidated billing for all of Lexmark’s contract suppliers and training and process management for the VMS tool and system.

Revenue from services provided to Lexmark was approximately 5% of our total revenue for each of fiscal years 2004 and 2003.

Revenue by Industry

Analysts International provides its services to a wide range of industries. Its revenue for fiscal 2004 was derived from services rendered to customers in the following industry groups:

Approximate Percent of FY 2004 Revenue

Services	29.1%
Financial	20.1%
Electronics/Manufacturing	19.4%
Oil and Chemical	9.5%
Transportation	7.3%
Merchandising	4.3%
Government	3.5%
Telecommunications	3.5%
Health Care	3.1%
Other	0.2%

Analysts International provided services to more than 1,000 clients during 2004. Consistent with its practices in prior years, the Company rendered these services almost exclusively on a time and materials hourly rate basis under which invoices for services rendered were submitted no less frequently than monthly with payment generally due in 30 days.

Organization and Marketing

Analysts International provides its services through area sales and customer service offices, assigned on a geographical basis to one of seven areas and a national business group. Each area sales office is staffed with sales, recruiting and technical personnel and is managed by an area sales manager, who has primary responsibility for the profitability of the area. The area sales manager has broad authority to conduct the operation of the office, subject to adherence to corporate policies. In general, Analysts International establishes customer service offices to support specific projects for one or more customers in areas not served by an area sales office and manages them through an area sales office within the same geographical region. A customer service office may become an area sales office, usually when the volume of business and the prospects for additional business justify the additional expenses associated with area office status.

During the year ended January 1, 2005, the Company maintained a business presence in the following locations: Atlanta, GA; Austin, TX; Boca Raton, FL; Boulder, CO; Charlotte, NC; Chicago, IL; Cincinnati, OH; Columbus, OH; Dallas, TX; Denver, CO; Des Moines, IA; Detroit, MI; Grand Rapids, MI; Houston, TX; Indianapolis, IN; Kansas City, MO; Lansing, MI; Las Vegas, NV; Lexington, KY; Los Angeles, CA; Minneapolis, MN; New York, NY; Omaha, NE; Phoenix, AZ; Raleigh/Durham, NC; Richmond, VA; Rochester, MN; Rochester, NY; St. Louis, MO; San Francisco, CA; Seattle, WA; Silicon Valley, CA; Tampa, FL; Toledo, OH; Tulsa, OK; Toronto, Canada; and London, England.

Analysts International utilizes its own direct sales force to sell its services. At January 1, 2005, the Company employed more than 75 sales staff. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the Company’s business. At January 1, 2005, the Company’s recruiting staff totaled more than sixty.

Competition

Analysts International competes with the computer consulting and/or IT supplemental staffing divisions of several large companies (including Adecco, Accenture, Kelly Services, Modis, TEKsystems and Manpower) on a national basis. These organizations and their applicable divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

Analysts International also competes with other national software services companies such as Computer Task Group, Ciber, Keane and Computer Horizons.

Analysts International’s area and customer service offices compete in local markets with numerous regional and local software services firms. Most of these competitors are approximately the same size as or smaller than the Company’s local office, although in certain market areas they are larger than the Company’s local office.

Analysts International believes its total staff and sales volume are larger than many of the national, regional and local software services companies, but certain competitors are larger.

Principal competitive factors in the software services business include technical expertise, responsiveness to customers' staffing needs, reputation and credibility, service delivery models and tools and hourly rates. Analysts International believes it is competitive in these respects.

Personnel

As of January 1, 2005, Analysts International had approximately 3,015 personnel. Of these, approximately 2,585 are systems analysts, computer programmers and other business/technology personnel whose services are billable to clients. Several years of experience in the IT industry is generally a prerequisite to employment with the Company.

Available Information

We maintain our company website at www.analysts.com and make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, in the Investor Relations section of the website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Other Matters

The Company’s principal office is identified in response to Item 2 below. Raw materials, seasonality, compliance with environmental protection laws, and patents, trademarks, licenses, franchises or other concessions are not material to an understanding of the Company’s business. No portion of the Company’s business is subject to re-negotiation of profits at the election of the government. Backlog is not material because nearly all of the Company’s contracts for services, including contracts with the government (which are not material), are terminable by either the customer or the Company on notice of 30 days or less.

Cautionary Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.

Statements contained herein, which are not strictly historical fact, are forward-looking statements. Words such as “believes,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company’s current expectations relating to future revenues, earnings, results of operations and future sales or growth. The Company’s actual results may vary materially from those projected due to certain risks and uncertainties such as the general state of the economy, volume of business activity, continued need for our services by current and prospective clients, client cancellations or re-bidding of work, the Company’s ability to control and improve profit margins, including our ability to control operating and labor costs and hourly rates for our services, the availability and utilization of qualified technical personnel and other similar factors. For more information concerning risks and uncertainties to the Company’s business refer to the discussion in the “Market Condition, Business Outlook and Risks to Our Business” section in the Company’s Annual Report for the year ended January 1, 2005 incorporated herein as Exhibit 13, and the Company’s prior Annual Reports, 10-Ks, 10-Qs, other Securities and Exchange Commission filings and investor relations materials.

Item 2. Properties.

Analysts International’s principal executive offices and the Minneapolis area office are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building in which it leases approximately 93,000 square feet. All other locations are held under leases with varying expiration dates ranging from 30 days to 4 years. See Note H of Notes to Consolidated Financial Statements incorporated by reference in this Form 10-K.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Title

Michael J. LaVelle	65
Chairman of the Board and Chief Executive Officer since 2004; President and Chief Executive Officer from 2002 to 2004; President and Chief Operating Officer from 1999 to 2002; Senior Vice President of Operations from 1998 to 1999; Southern Region Vice President from 1996 to 1998; Dallas Branch Manager from 1989 to 1996.

Jeffrey P. Baker	42
President since 2004. Prior to joining Analysts International in 2004 as President, Mr. Baker was a partner and member of the Executive Leadership Team for PricewaterhouseCoopers (PwC) Consulting. He oversaw the firm's 1,300 partners and 32,000 staff members across 52 global territories and advised some of the firm's premier clients on large-scale M&A transactions.

John D. Bamberger	49	Executive Vice President and Chief Operating Officer since 2002; Senior Vice President of Sales and Operations from 2000 to 2002; Chief Executive Officer of SequoiaNET.com from 1989 to 2000.

David J. Steichen	40	Chief Financial Officer and Treasurer since 2003; Corporate Controller and Treasurer from 1999 to 2003.

Colleen M. Davenport	41	Secretary and General Counsel since 2000; Assistant Secretary and Associate General Counsel from 1989 to 2000.

 Terms of office expire as of the Annual Meeting in 2005.

PART II

The following portions of the Company’s annual report to shareholders for the fiscal year ended January 1, 2005 are incorporated by reference in response to Items 5, 6, 7 and 8 as follows:

Items in Form 10-K	Caption/Section in Annual Report	Page

5	Stock Data	35

6	Five Year Financial Summary	36

7	Management’s Discussion and Analysis	9-19

8	Financial Statements, Quarterly Revenues and Income	20-23,37

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Our financing agreement with GE Capital Corporation carries a variable interest rate, which exposes us to certain market risks. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates. For example, while our outstanding balance on our line of credit has averaged less than $1.0 million during 2004, if our average outstanding debt balance were $5.0 million, a one percent increase in interest rates would result in an annual interest expense increase of approximately $50,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with or changes in the Company’s independent auditors within the past two fiscal years.

Item 9a. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Michael J. LaVelle, and Chief Financial Officer, David J. Steichen, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 1, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 1, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report to Shareholders filed herein as Exhibit 13.

(c) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information.

1. On October 21, 2004, the Company set director compensation for the 2005 fiscal year. Board members will receive an annual retainer of $20,000, board meeting fees of $1,000 per meeting, committee meeting fees of $1,500 for the committee chair and $1,000 for committee members per meeting, 1,000 shares of restricted company stock and 8,000 non-qualified options to purchase shares of company stock.  Accordingly, on January 3, 2005, 1,000 shares of restricted stock and 8,000 non-qualified options were issued to board members Burhardt, Drake, Esstman, Lang, Loftus, Mahoney and Prince.

2. On October 21, 2004, the Company agreed to the following with Chief Executive Officer Michael J. LaVelle: Mr. LaVelle will remain as Chairman and Chief Executive Officer until the end of the 2005 fiscal year. Thereafter, Mr. LaVelle will remain as Chairman until the end of the 2007 fiscal year and will work for the Company as an employee-consultant at the rate of $190,000 annually. The Company also awarded Mr. LaVelle 100,000 shares of restricted stock to vest in equal increments over three years.

3. On March 15, 2005, the Compensation Committee of the Board of Directors adopted the 2005 management incentive compensation plan. A summary of the management incentive compensation plan is attached hereto as Exhibit 10-ii.

4. On March 15, 2005, the Compensation Committee of the Board of Directors raised Mr. LaVelle’s annual base salary from $380,000 to $400,000.

5. On March 15, 2005, the Company entered into an amendment to the Change in Control Agreements signed with the individuals set forth in Exhibits 10-z through 10-ee and entered into Change in Control Agreements with the individuals set forth in Exhibits 10-ff through 10-hh. The agreements call for: i) payment by the Company of 2.99 times the executive’s annual salary and targeted bonus; ii) 36 months of continued health, dental and other benefits; iii) vesting of outstanding stock options; and iv) gross-up of payments if the payments trigger excise tax under section 4999 of the Tax Code.

PART III

The information regarding executive officers required by Item 10 is set forth under the caption “Executive Officers of the Company” in Part I of this Form 10-K. Other information called for in Part III, including information regarding directors of the registrant (Item 10), executive compensation (Item 11), security ownership of certain beneficial owners and management (Item 12), and principal accounting fees and services (Item 14), is set forth in the Company’s definitive proxy statement for the annual meeting of shareholders to be held May 26, 2005, filed pursuant to Regulation 14A, as follows:

Items in Form 10-K	Caption in Definitive Proxy Statement

10a	Election of Directors

10b	Audit Committee Financial Expert

10c	Code of Ethics

11	Executive Compensation

12	Election of Directors and Principal Shareholders

14	Independent Audit Fees

Item 13. Certain Relationships and Related Transactions.

During fiscal 2004:

a.
In fiscal year 2004, the Company paid Piper Jaffray & Co. (“Piper Jaffray”) approximately $71,000 for financial consulting and advisory services. Katie L. Norman, the daughter of board member Frederick W. Lang, received approximately $28,400 of the above amount for services rendered in connection with the transaction;

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

PART IV
Item 15. Exhibits and Consolidated Financial Statement Schedules.

a.1 Consolidated Financial Statements

The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent registered public accounting firm’s reports are included in the following pages of its annual report to shareholders for the fiscal year ended January 1, 2005.

Description	Page in Annual Report

Consolidated balance sheets at January 1, 2005 and January 3, 2004.	20

Consolidated statements of operations for the years ended January 1, 2005, January 3, 2004 and December 28, 2002.	21

Consolidated statements of cash flows for the years ended January 1, 2005, January 3, 2004 and December 28, 2002.	22

Consolidated statements of shareholders’ equity for the years ended January 1, 2005, January 3, 2004 and December 28, 2002.	23

Notes to Consolidated Financial Statements	24-31

Reports of Independent Registered Public Accounting Firm	32-33

Report of Management	34

Management’s Report on Internal Control Over Financial Reporting	34

a.2 Consolidated Financial Statement Schedules

Description	Page Herein

Report of Independent Registered Public Accounting Firm	13

Schedule II. Valuation and Qualifying Accounts	14

Other consolidated financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

b. Exhibits.

Exhibit No.	Description

3-a	Articles of Incorporation, as amended (Exhibit 3-a to Annual Report on Form 10-K for fiscal year 1988, Commission File No. 0-4090, incorporated by reference).

3-b	Restated Bylaws. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

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

10-l	First Amendment to Credit Agreement dated as of July 24, 2002. (Exhibit 10-l to Annual Report on Form 10-K for fiscal year 2002, Commission File no. 0-4090, incorporated by reference).

10-m	Waiver and Second Amendment to Credit Agreement dated as of April 7, 2003. (Exhibit 10-m to Annual Report on Form 10-K for fiscal year 2003, Commission File no. 0-4090, incorporated by reference).

10-n	Third Amendment to Credit Agreement dated as of April 28, 2003. (Exhibit 10-n to Annual Report on Form 10-K for fiscal year 2003, Commission File no. 0-4090, incorporated by reference).

10-o
Consent and Fourth Amendment to Credit Agreement dated as of December 31, 2003. (Exhibit 10-o to Annual Report on Form 10-K for fiscal year 2003, Commission File no. 0-4090, incorporated by reference).

10-p	2004 Equity Incentive Plan. (Exhibit 10-p on Form 10-Q for period ended July 3, 2004, Commission file no. 0-4090, incorporated by reference).

10-q	Employment contract with Jeffrey P. Baker. (Exhibit 10-q on Form 10-Q for period ended July 3, 2004, Commission file no. 0-4090, incorporated by reference).

10-r	Fifth Amendment to Credit Agreement dated as of August 5, 2004. (Exhibit 10-r on Form 10-Q for period ended October 2, 2004, Commission file no. 0-4090, incorporated by reference).

10-s	Asset Purchase Agreement between Analysts International Corporation and Wirespeed Networks LLC.

10-t	Consent and Sixth Amendment to Credit Agreement dated as of January 6, 2005.

10-u	Standard Nonqualified Stock Option Agreement for Board Members under 2004 Equity Incentive Plan.

10-v	Standard Restricted Stock Agreement for Board Members under 2004 Equity Incentive Plan.

10-w	Standard Nonqualified Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan.

10-x	Standard Restricted Stock Agreement for Certain Employees under 2004 Equity Incentive Plan.

10-y	Standard Incentive Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan.

10-z	Change in Control Agreement between Analysts International Corporation and Jeffrey P. Baker dated as of June 18, 2004, as amended March 15, 2005.

10-aa	Change in Control Agreement between Analysts International Corporation and Michael J. LaVelle dated as of December 18, 2000, as amended March 15, 2005.

10-bb	Change in Control Agreement between Analysts International Corporation and John D. Bamberger dated as of December 18, 2000, as amended March 15, 2005.

10-cc	Change in Control Agreement between Analysts International Corporation and David J. Steichen dated as of December 18, 2000, as amended March 15, 2005.

10-dd	Change in Control Agreement between Analysts International Corporation and Colleen M. Davenport dated as of December 18, 2000, as amended March 15, 2005.

10-ee	Change in Control Agreement between Analysts International Corporation and Paulette M. Quist dated as of December 18, 2000, as amended March 15, 2005.

10-ff	Change in Control Agreement between Analysts International Corporation and Walter P. Michels dated as of March 15, 2005.

10-gg	Change in Control Agreement between Analysts International Corporation and David H. Jenkins dated as of March 15, 2005.

10-hh	Change in Control Agreement between Analysts International Corporation and Praba Manivasager dated as of March 15, 2005.

10-ii	Summary of 2005 Management Incentive Compensation Plan.

13	2004 Annual Report to Shareholders.

18
Letter of Preferability from Deloitte & Touche LLP regarding change in date for annual goodwill assessment. (Exhibit 18 on Form 10-Q for period ended October 2, 2004, Commission file no. 0-4090, incorporated by reference).

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of CEO under section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO under section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

We have audited the consolidated financial statements of Analysts International Corporation and subsidiaries as of January 1, 2005 and January 3, 2004, and for the years ended January 1, 2005, January 3, 2004 and December 28, 2002, and have issued our report thereon dated March 17, 2005, which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the method of accounting for goodwill and certain intangibles in 2002; such consolidated financial statements and report are included in your 2004 annual report to shareholders, and are incorporated herein by reference. Our audits also included the financial statement schedule listed in Item 15a.2. This consolidated financial statement schedule is the responsibility of Analysts International Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 17, 2005

Schedule II

Analysts International Corporation
Valuation and Qualifying Accounts

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period

Allowance for doubtful accounts:

Twelve months ended January 1, 2005	$1,508,000	$630,000	$329,000	$1,809,000

Twelve months ended January 3, 2004	1,283,000	1,200,000	975,000	1,508,000

Twelve months ended December 28, 2002	1,170,000	1,842,000	1,729,000	1,283,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ANALYSTS INTERNATIONAL CORPORATION

Date: March 17, 2005	By:	/s/ Michael J. LaVelle
Michael J. LaVelle, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. LaVelle	Chief Executive Officer	March 17, 2005
Michael J. LaVelle	(Principal Executive Officer), Chairman

/s/ David J. Steichen	Chief Financial Officer and Treasurer	March 17, 2005
David J. Steichen	(Principal Finance and Accounting Officer)

Executive Vice President and
John D. Bamberger*	Chief Operating Officer, Director

Chairman Emeritus, and Director
Fred W. Lang*
Director
Krzysztof K. Burhardt*
Director
Willis K. Drake*
Director
Michael B. Esstman*
Director
Margaret A. Loftus*
Director
Edward M. Mahoney*
Director
Robb L. Prince*

*Michael J. LaVelle, by signing his name hereto, hereby signs this Form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

/s/ Michael J. LaVelle
Michael J. LaVelle, Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description

10-s	Asset Purchase Agreement between Analysts International Corporation and Wirespeed Networks LLC.

10-t	Consent and Sixth Amendment to Credit Agreement dated as of January 6, 2005.

10-u	Standard Nonqualified Stock Option Agreement for Board Members under 2004 Equity Incentive Plan.

10-v	Standard Restricted Stock Agreement for Board Members under 2004 Equity Incentive Plan.

10-w	Standard Nonqualified Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan.

10-x	Standard Restricted Stock Agreement for Certain Employees under 2004 Equity Incentive Plan.

10-y	Standard Incentive Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan.

10-z	Change in Control Agreement between Analysts International Corporation and Jeffrey P. Baker dated as of June 18, 2004, as amended March 15, 2005.

10-aa	Change in Control Agreement between Analysts International Corporation and Michael J. LaVelle dated as of December 18, 2000, as amended March 15, 2005.

10-bb	Change in Control Agreement between Analysts International Corporation and John D. Bamberger dated as of December 18, 2000, as amended March 15, 2005.

10-cc	Change in Control Agreement between Analysts International Corporation and David J. Steichen dated as of December 18, 2000, as amended March 15, 2005.

10-dd	Change in Control Agreement between Analysts International Corporation and Colleen M. Davenport dated as of December 18, 2000, as amended March 15, 2005.

10-ee	Change in Control Agreement between Analysts International Corporation and Paulette M. Quist dated as of December 18, 2000, as amended March 15, 2005.

10-ff	Change in Control Agreement between Analysts International Corporation and Walter P. Michels dated as of March 15, 2005.

10-gg	Change in Control Agreement between Analysts International Corporation and David H. Jenkins dated as of March 15, 2005.

10-hh	Change in Control Agreement between Analysts International Corporation and Praba Manivasager dated as of March 15, 2005.

10-ii	Summary of 2005 Management Incentive Compensation Plan.

13	2004 Annual Report to Shareholders.

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of CEO under section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO under section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

For a list of exhibits incorporated by reference and not filed with this Form 10-K, see Item 15b on pages 11 and 12 of this Form 10-K.