Form 10-Q
period 2005-04-02
ANALYSTS INTERNATIONAL CORP
filed 2005-05-10
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended April 2, 2005

or

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

As of May 5, 2005, 24,792,255 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Analysts International Corporation
Condensed Consolidated Balance Sheets

	April 2,	January 1,
(In thousands)	2005	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$913	$7,889
Accounts receivable, less allowance for doubtful accounts	56,574	57,764
Prepaid expenses and other current assets	3,548	3,208
Total current assets	61,035	68,861

Property and equipment, net	6,198	5,658
Intangible assets	10,282	10,475
Goodwill	18,639	16,460
Other assets	5,031	4,223
	$101,185	$105,677

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,572	$16,366
Salaries and vacations	6,077	9,388
Deferred revenue	2,829	1,658
Self-insured health care reserves and other amounts	3,642	2,010
Total current liabilities	25,120	29,422

Non-current liabilities, primarily deferred compensation	3,647	3,637
Shareholders' equity	72,418	72,618
	$101,185	$105,677

Note: Certain reclassifications have been made to the audited balance sheet at January 1, 2005 to conform to the April 2, 2005 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 2,	April 3,
(In thousands except per share amounts)	2005	2004

Revenue:
Professional services provided directly	$66,050	$67,424
Professional services provided through subsuppliers	7,597	14,325
Product sales	5,452	3,645
Total revenue	79,099	85,394

Expenses:
Salaries, contracted services and direct charges	59,067	66,235
Cost of product sales	5,107	3,429
Selling, administrative and other operating costs	15,454	15,081
Amortization of intangible assets	193	193

Operating (loss) income	(722)	456
Non-operating income	21	6
Interest expense	(5)	(8)

(Loss) income before income taxes	(706)	454
Income tax expense (benefit)	--	--
Net (loss) income	$(706)	$454

Per common share:
Basic (loss) income	$(.03)	$.02
Diluted (loss) income	$(.03)	$.02

Average common shares outstanding	24,316	24,212
Average common and common equivalent shares outstanding	24,316	24,237

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 2,	April 3,
(In thousands)	2005	2004

Net cash used in operating activities	$(3,798)	$(3,160)

Cash flows from investing activities:
Property and equipment additions	(1,171)	(628)
Proceeds from property and equipment sales	--	6
Payments for acquisitions, net of cash acquired	(2,018)	--
Net cash used in investing activities	(3,189)	(622)

Cash flows from financing activities:
Proceeds from exercise of stock options	11	1
Net cash provided by financing activities	11	1

Net decrease in cash and cash equivalents	(6,976)	(3,781)

Cash and cash equivalents at beginning of period	7,889	4,499

Cash and cash equivalents at end of period	$913	$718

Non-cash activities:
Value of common stock issued for acquisitions	$400	--
Value of common stock issued for stock awards	$28	--

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of April 2, 2005, the condensed consolidated statements of operations for the three-month periods ended April 2, 2005 and April 3, 2004, and the condensed consolidated statements of cash flows for the three-month periods ended April 2, 2005 and April 3, 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at April 2, 2005 and the results of operations and the cash flows for the periods ended April 2, 2005 and April 3, 2004 have been made.

The Company operates on a fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday closest to the end of the calendar quarter.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these condensed consolidated financial statements. The Company suggests reading these statements in conjunction with the financial statements and notes thereto included in the Company's January 1, 2005 annual report to shareholders.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. The Company currently performs the annual test as of the last day of its monthly accounting period for August. In the current year, the Company will evaluate these assets on September 3, 2005. In the prior year, the Company evaluated these assets on September 4, 2004 and found no indication of impairment of its recorded goodwill, although the evaluation determined the fair value of the Staffing, Infrastructure and Solutions reporting units to approximate their carrying value.

During the three months ended April 2, 2005, the Company purchased WireSpeed Networks LLC (“WireSpeed”) and preliminarily allocated the excess purchase price of $2.2 million to goodwill. The Company expects to assign a portion of the excess of the purchase price to WireSpeed’s customer lists upon the completion of the final allocation of purchase price. Other than the WireSpeed purchase, no other intangibles were acquired, impaired or disposed. Other intangibles consisted of the following:

	April 2, 2005			January 1, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$12,270	$(3,575)	$8,695	$12,270	$(3,382)	$8,888
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$13,990	$(3,708)	$10,282	$13,990	$(3,515)	$10,475

The customer list is scheduled to be fully amortized by 2015 with corresponding amortization estimated to be approximately $800,000 per year. The tradename is considered to have an indefinite life and therefore is no longer amortized.

The Company applies the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and continues to account for its five stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates in accordance with SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, our pro forma net (loss) income and net (loss) income per share for the three months ended April 2, 2005 and April 3, 2004 would have been the amounts indicated below:

	Three Months Ended
	April 2,	April 3,
(in thousands except per share amounts)	2005	2004

Net (loss) income as reported	$(706)	$454
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(142)	(164)
Pro forma net (loss) income	$(848)	$290

Net (loss) income per share:
Basic - as reported	$(.03)	$.02
Basic - pro forma	(.03)	.01

Diluted - as reported	$(.03)	$.02
Diluted - pro forma	(.03)	.01

2. Line of Credit

The Company has an asset-based revolving credit facility with up to $45,000,000 of availability. Borrowings under this credit agreement are secured by all of the Company’s assets. Under the revolving credit agreement, the Company must take advances or pay down the outstanding balance daily. The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Effective August 5, 2004, the Company amended its credit agreement to extend the expiration date from April 10, 2005 to October 31, 2006 and modified certain terms of the agreement. The amendment reduced the commitment fee from .50% to .25% of the unused portion of the line, reduced the annual administration fee from $50,000 to $25,000, and reduced the interest rates on daily advances from the Wall Street Journal’s “Prime Rate” plus .75% to only its Prime Rate (5.75% April 2, 2005) and fixed-term advances from the LIBOR rate plus 3.0% to the LIBOR rate plus 2.0%. The agreement continues to restrict, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio. The Company believes it will be able to continue to meet these requirements for the foreseeable future and as of April 2, 2005 did not have any borrowings under this agreement.

3. Shareholders' Equity

Three Months Ended
(In thousands)	April 2, 2005

Balance at beginning of period	$72,618

Issuance of common stock	439
Amortization of deferred compensation	67
Comprehensive loss	(706)

Balance at end of period	$72,418

4. Earnings Per Share

Basic and diluted earnings (loss) per share (EPS) are presented in accordance with SFAS No. 128, "Earnings per Share.” Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock. Options to purchase 2,480,000 and 2,133,000 shares of common stock were outstanding at the end of the periods ended April 2, 2005 and April 3, 2004, respectively. All options were considered anti-dilutive and excluded from the computation of common equivalent shares at April 2, 2005 because the Company reported a net loss. Options to purchase 1,552,000 shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the three months ended April 3, 2004 because the exercise price was greater than the average share price. The computation of basic and diluted (loss) income per share for the three months ended April 2, 2005 and April 3, 2004 is as follows:

	Three Months Ended
(In thousands, except per share amounts)	April 2, 2005	April 3, 2004

Net (loss) income	$(706)	$454

Weighted-average number of common shares outstanding	24,316	24,212
Dilutive effect of employee stock options	--	25
Weighted-average number of common and common equivalent shares outstanding	24,316	24,237

Net (loss) income per share:
Basic	$(.03)	$.02
Diluted	$(.03)	$.02

5. Restructuring

In December 2000, the Company recorded a restructuring charge of $7,000,000 including $4,400,000 to cover lease termination and abandonment costs (net of sub-lease income). A summary of activity with respect to the restructuring accrual account for the three-month period ended April 2, 2005 is as follows:

Office Closure/
(In thousands)	Consolidation

Balance at January 1, 2005	$318

Cash expenditures	67

Balance at April 2, 2005	$251

The remaining balance in this accrual is to cover the ongoing lease payments for properties abandoned as a part of the restructuring. The last of these lease obligations is expected to terminate in September 2006.

6. Acquisitions

On January 6, 2005, the Company acquired the assets of WireSpeed Networks LLC for $2.0 million in cash and 103,093 shares of common stock valued at $400,000. The common stock and $250,000 in cash were placed in escrow to be paid to the principals of WireSpeed over the next three years. In addition, the purchase agreement contains a maximum payout of an additional $2.8 million in earn-out consideration over the next four years, contingent upon the achievement of aggressive financial targets.

This transaction was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” Preliminarily, the Company has allocated approximately $200,000 of the purchase price to the tangible net assets of WireSpeed and the excess purchase price of $2.2 million has been allocated to goodwill in the accompanying balance sheet. The Company expects to assign a portion of the excess of the purchase price over the tangible net assets to WireSpeed’s customer lists upon the completion of the final allocation of purchase price.

WireSpeed Networks LLC is a Cincinnati-based company specializing in IP telephony and wireless networking. WireSpeed's assets, employees and service offerings have been integrated into Analysts International's Technology Integration Services Practice, extending and enhancing the Company's offerings in the rapidly growing area.

7. Subsequent Events

Acquisition of Redwood Solutions - On April 4, 2005, the Company acquired the assets of Redwood Solutions Corporation (“Redwood”) for $2.4 million in cash and 166,205 shares of common stock valued at $600,000. The common stock and $900,000 in cash were placed in escrow to be paid to the principals of Redwood over the next four years. In addition, the purchase agreement contains an earn-out clause over the next four years, contingent upon the achievement of aggressive financial targets. The acquisition will be accounted for under the purchase method in accordance with SFAS 141, "Business Combinations."

Redwood Solutions is an information technology services company based in Livonia, Michigan, specializing in integrating hardware and software solutions for data storage and retrieval systems. Redwood's assets, employees and service offerings will become part of Analysts International's Storage Solutions Group.

Merger Announcement with Computer Horizons Corporation - On April 13, 2005, the Company and Computer Horizons Corporation announced jointly that they executed a definitive agreement to combine in a merger-of-equals transaction. The transaction is subject to the approval of the respective shareholders of each company and is also subject to appropriate regulatory approvals and other customary closing conditions. The Boards of Directors of both Analysts International and Computer Horizons Corporation have unanimously approved the proposed merger. Both companies will hold special shareholders meetings regarding the proposed merger as soon as practical, after regulatory review.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended April 2, 2005 and April 3, 2004

Forward Looking Statements

Statements contained herein, which are not strictly historical fact, are forward-looking statements. Words such as “believes,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company’s current expectations relating to future revenues, earnings, results of operations and future sales or growth. The Company’s actual results may vary materially from those projected due to certain risks and uncertainties such as the general state of the economy, volume of business activity, continued need for our services by current and prospective clients, client cancellations or re-bidding of work, the Company’s ability to control and improve profit margins, including our ability to control operating and labor costs and hourly rates for our services, the availability and utilization of qualified technical personnel, the loss of one or more material contracts, the completion of its pending merger with Computer Horizons Corporation and other similar factors. For more information concerning risks and uncertainties to the Company’s business refer to the discussion in the “Market Condition, Business Outlook and Risks to Our Business” section in the Company’s Annual Report for the year ended January 1, 2005 and the Company’s prior Annual Reports, 10-Ks, 10-Qs, other Securities and Exchange Commission filings and investor relations materials.

The following discussion of the results of our operations and our financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes to condensed consolidated financial statements in this 10-Q, our other filings with the Securities and Exchange Commission (SEC) and our other investor communications.

Overview

Total revenue for the three months ended April 2, 2005 was $79.1 million, compared to $85.4 million during the period ended April 3, 2004. The decrease included a 47.0% decrease in revenue from services provided through subsuppliers for the three months ended April 2, 2005. For the three-month period ended April 2, 2005, 83.5% of our revenue was derived from services provided directly, compared to 78.9% in the comparable period a year ago. The change in revenue mix was due mainly to a decrease in revenue from Bank of America, the services for which were provided mostly by subsuppliers.

Our net loss for the three months ended April 2, 2005 was ($706,000), compared with net income of $454,000 for the comparable period ended April 3, 2004. On a diluted per share basis, the net loss for the three months ended April 2, 2005 was ($.03) per share, compared with net income of $.02 per share in the comparable period ended April 3, 2004.

During the first quarter we continued our focus on managing the key elements to our future success: (i) increasing the number of requirements our sales organization brings to the Company from new and existing clients; (ii) increasing the number of qualified candidates our recruiting organization submits against those requirements; and most importantly, (iii) increasing the rate at which quality submittals turn into placements. Although average weekly requirements increased by 8.5 % during the first quarter of 2005 over the comparable quarter last year, average weekly submittals decreased by 0.7% and average weekly placements decreased by 14.3%. Competition for the resources we recruit continues to intensify. As a result, quality submittals are more difficult to find, and turning the submitted resumes into placements has become more difficult.

As important as the preceding factors are to growth of revenue, the bill rates we are able to charge to clients and the margins we are able to obtain on those bill rates are the key indicators of our profitability. We continue to experience intense competition on average bill rates. During the first quarter of 2005, we encountered a 3% decrease in average bill rates due in part to this competition and in part to the loss of subsupplier revenue related to a single client where bill rates were above the average rate. We expect continuing pressure on bill rates during the remainder of 2005, making improvements in our average bill rates very difficult to achieve. We are anticipating average bill rates to remain flat for the remainder of 2005. To enhance profitability in an environment of intense margin pressures, we are focused on the following key objectives: i) implementing a next generation staffing model, which will transform workforce deployment and human capital management; ii) implementing a number of improvements around key business processes that we believe will better align our business with the market needs and allow us to build a more adaptive delivery model to drive growth; iii) building a focused set of services and solutions around high-demand, emerging technologies; and iv) being an active participant in the significant consolidation taking place throughout the industry.

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

Estimates of Future Operating Results

The realization of certain assets recorded in our balance sheet is dependent upon our ability to maintain profitability. In evaluating the recorded value of our indefinite-lived intangible assets, goodwill, and deferred tax assets for indication of impairment, we are required to make critical accounting estimates regarding the future operating results of the Company. These estimates are based on management’s current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

To evaluate our indefinite-lived intangible assets and goodwill for impairment, we rely heavily on the discounted cash flow model to assess the value of the associated reporting units. The discounted cash flow valuation technique requires us to project operating results and the related cash flows over a ten-year period. These projections involve risks, uncertainties and other factors and are by their nature extremely subjective. If actual results were substantially below projected results, an impairment of the recorded value of our goodwill and intangible assets could result.

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

Subsupplier Revenue

In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry. If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, we classify the amount billed to the client as subsupplier revenue. These revenues, however, are recorded on a gross basis because we retain credit risk and are the primary obligor to our client. All revenue derived from services provided by our employees or other independent contractors who work directly for us are recorded as direct revenue.

Goodwill and Intangible Impairment

We evaluate goodwill and other intangible assets on a periodic basis. This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or related assumptions change, we may be required to recognize impairment charges.

In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 we ceased amortization of indefinite-lived intangible assets including goodwill. Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company will complete its impairment analysis during the third quarter of 2005. Additional write-downs of intangible assets may be required if future valuations do not support current carrying value.

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

RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED APRIL 2, 2005 VS. APRIL 3, 2004

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three-month periods ended April 2, 2005 and April 3, 2004. The table provides guidance in our explanation of our operations and results.

	Three Months Ended		Three Months Ended
	April 2, 2005		April 3, 2004		Increase (Decrease)
		% of		% of		%	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Revenue:
Professional services provided directly	$66,050	83.5%	$67,424	78.9%	$(1,374)	(2.0)%	4.6%
Professional services provided through subsuppliers	7,597	9.6	14,325	16.8	(6,728)	(47.0)	(7.2)
Product sales	5,452	6.9	3,645	4.3	1,807	49.6	2.6
Total revenue	79,099	100.0	85,394	100.0	(6,295)	(7.4)	.0
Salaries, contracted services and direct charges	59,067	74.7	66,235	77.6	(7,168)	(10.8)	(2.9)
Cost of product sales	5,107	6.5	3,429	4.0	1,678	48.9	2.5
Selling, administrative and other operating costs	15,454	19.5	15,081	17.7	373	2.5	1.8
Amortization of intangible assets	193.2		193.2		--	.0	.0
Non-operating income	(21)	(.0)	(6)	(.0)	(15)	250.0	.0
Interest expense	5.0		8.0		(3)	(37.5)	.0

(Loss) income before income taxes	(706)	(.9)	454.5		(1,160)	(255.5)	(1.4)
Income tax expense (benefit )	--	.0	--	.0	--	.0	.0

Net (loss) income	$(706)	(.9)%	$454.5%		$(1,160)	(255.5)%	(1.4)%

Personnel:
Management and administrative	440		415		25	6.0%
Technical consultants	2,550		2,590		(40)	(1.5)%

Revenue

Revenue from services provided directly during the three-month period ended April 2, 2005 decreased 2.0% from the comparable period a year ago. We derived a greater percentage of our total revenue from direct billings during the period in 2005 as compared to the comparable period last year. This increase was due primarily to a decrease in revenue from Bank of America, for whom services were provided mostly by subsuppliers. Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

The decrease in direct revenue resulted primarily from the decrease in the number of consultants we had billable during this period. Our technical consultant staff has decreased by 40 consultants from April 3, 2004 and 35 consultants from January 1, 2005. We experienced a larger than usual seasonal decline in headcount during the first part of the three-month period ended April 2, 2005. In addition to the decrease in technical consultants, hourly rates decreased slightly during the period ended April 2, 2005 as compared to last year.

Product sales during the three-month period ended April 2, 2005 have grown by 49.6% over the comparable period last year. Product sales are growing as we continue to successfully implement our IP Telephony strategy.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants. Excluding the revenue associated with product sales, this category of expense as a percentage of revenue was 80.2% for the three-month period ended April 2, 2005, compared to 81.0% for the comparable period a year ago. This decrease was due mainly to the shifting of our revenue mix in 2005 to include less subsupplier revenue with lower margins, offset by an increase in direct costs on our direct revenue caused primarily by intense competition on average bill rates and continued pressure on labor rates. Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products. These costs, as a percentage of product sales, decreased slightly from 94.1% for the three-month period ended April 3, 2004, compared to 93.7% for the three-month period ended April 2, 2005.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of costs represented 19.5% of total revenue for the three-month period ended April 2, 2005, up from 17.7% for the comparable period in 2004. We began to make investments in additional sales and recruiting resources during the fourth quarter of 2004 and continued these investments into the first quarter of 2005. Also during the first quarter, we incurred certain costs to integrate WireSpeed, and invested significantly in training internal resources to help capitalize on the opportunity created by our WireSpeed acquisition. We are committed to continuing to manage this category of expense to the right level for the Company; however, there can be no assurance this category of cost will not increase as a percentage of revenue, especially if our revenue was to decline.

Non-Operating Income

Non-operating income, consisting primarily of interest income, increased during the three months ended April 2, 2005 compared to the equivalent period a year ago due to an increase in invested cash balances and an increase in the rate of return on those investments.

Interest Expense

Interest expense during the three-month period ended April 2, 2005 decreased slightly over the equivalent period last year due to a decrease in average borrowings under our line of credit.

Income Taxes

We have not recorded a credit for income taxes during the three-month period ended April 2, 2005. We maintain large reserves against our deferred tax assets. As we generate annual profits, we expect to continue our practice of reversing these reserves to negate any tax expense that may otherwise have been recorded. As such, we have not recorded a tax benefit against the first quarter loss.

Personnel

The decrease in technical consultants is primarily attributable to a larger than usual seasonal decline in headcount during the beginning of the three-month period ended April 2, 2005. Administrative and management personnel increased mainly as a result of increased staff in our recruiting organization.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	April 2,	January 1,	Increase	Increase
(In thousands except percentages)	2005	2005	(Decrease)	(Decrease)

Cash and Cash Equivalents	$913	$7,889	$(6,976)	(88.4)%
Accounts Receivable	56,574	57,764	(1,190)	(2.1)
Other Current Assets	3,548	3,208	340	10.6
Total Current Assets	$61,035	$68,861	$(7,826)	(11.4)

Accounts Payable	$12,572	$16,366	$(3,794)	(23.2)
Salaries and Vacations	6,077	9,388	(3,311)	(35.3)
Other Current Liabilities	6,471	3,668	2,803	76.4
Total Current Liabilities	$25,120	$29,422	$(4,302)	(14.6)

Working Capital	$35,915	$39,439	$(3,524)	(8.9)
Current Ratio	2.43	2.34	.09	3.8

Total Shareholders’ Equity	$72,418	$72,618	$(200)	(.3)%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash to flow through the Company. During the three-month period ended April 2, 2005, we made total payments of approximately $54.0 million to pay our employee’s wages, benefits and associated taxes. We also made payments of approximately $16.6 million to pay vendors who provided billable technical resources to our clients through us. We made payments of approximately $14.2 million to fund other operating expenses such as our cost of product sales, employee expense reimbursement, office space rental and utilities.  Finally, we paid $2.0 million in cash for the acquisition of WireSpeed.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due the Company for services rendered to our clients (approximately $79.8 million in the three-month period ended April 2, 2005). Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients. While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability of the Company to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at April 2, 2005 decreased considerably from January 1, 2005. The decrease in cash was due mainly to the purchase of WireSpeed Networks LLC in January 2005 and the timing of our payroll disbursement occurring on the last business day of the quarter ended April 2, 2005. Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds. As our revenue and payroll begin to grow, and we continue to use our cash to make small acquisitions, we would expect our need to borrow to increase.

Working capital at April 2, 2005 was down from January 1, 2005 due mainly to cash paid at closing of the acquisition of WireSpeed. During the first three months of 2005, we have been able to keep our line of credit at or near zero and maintain modest cash balances. The ratio of current assets to current liabilities increased slightly at April 2, 2005, compared to January 1, 2005.

Our asset-based revolving credit agreement, consummated in April 2002, provides us with up to $45.0 million of availability. We have been successful at maintaining the balance on this line of credit at or near zero throughout the quarter ended April 2, 2005. At April 2, 2005, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was at $27.0 million. The level of availability has decreased compared to January 1, 2005 as our receivable collateral base has decreased. Borrowings under the credit agreement are secured by all of our assets.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Effective August 5, 2004, the Company amended its credit agreement to extend the expiration date to October 31, 2006 and modified certain terms of the agreement. The amendment reduced the commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 5.75% currently, and fixed-term advances to the LIBOR rate plus 2.0%. The agreement continues to restrict, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio.

During the three-month period ended April 2, 2005, we made capital expenditures totaling $1.2 million, compared to $628,000 in the three-month period ended April 3, 2004. We funded these capital expenditures with internally generated funds. We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

The Company leases office facilities under non-cancelable operating leases. Deferred compensation is payable to participants in accordance with the terms of individual contracts. Minimum future obligations on operating leases and deferred compensation at April 2, 2005, are as follows:
(in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Operating Leases	$4,979	$6,951	$1,197	$--	$13,127

Deferred Compensation	805	693	619	2,033	4,150

Total	$5,784	$7,644	$1,816	$2,033	$17,277

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123, “Share-Based Payment.” The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. Effective April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123(R) to the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first fiscal quarter after June 15, 2005. The Statement is effective for the Company beginning in the first quarter of fiscal 2006. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS 123(R).  See Note 1 to the condensed consolidated financial statements for the Company's disclosure regarding the pro forma effect of the adoption of SFAS 123(R) on the Company's consolidated financial statements.

Market Conditions, Business Outlook and Risks to Our Business

Several market conditions are affecting our industry. Intense price competition in the area of IT staffing has created pressure on billable hourly rates, and clients have been requesting increasingly lower cost models for staff augmentation services. As a result, we encountered a decrease in billing rates in the first quarter, and we expect rates to remain a challenge throughout the remainder of 2005. Low cost offerings for IT staffing services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of offshore resources will continue, thus making improvement in our average billing rates very difficult. Our ability to respond to customer requests for lower pricing or to provide other low cost solutions in this area of our business will have a direct effect on our performance. Management expects competitive conditions in the area of IT staffing services to continue for the foreseeable future, although it expects that demand for these services will increase as the economic recovery continues.

IT staffing continues to represent more than half of total revenues. We saw a slight decrease in demand for our services during the first three months of 2005. There can be no assurance as to when, or if, we will begin to see significant increases in revenue. Our ability to respond to the conditions outlined above will bear directly on our performance.

Our ability to quickly identify, attract and retain qualified technical personnel, especially during an economic recovery, will affect our results of operations and ability to grow in the future. Competition for qualified personnel is intense. If we are unable to hire the talent required by our clients in a timely, cost-effective manner and to retain existing technical staff, it will affect our ability to grow our business. In addition to our ability to control labor costs, our ability to control employee benefits costs and other employee-related costs will affect our future performance. In an effort to contain our benefits costs, we have periodically implemented changes to our benefits plans. While these changes have been effective in controlling our benefit costs, our ability to continue to control these costs by implementing changes in the benefits programs diminishes as medical and other benefit costs continue to rise.

We continue to concentrate on IT staffing services in Fortune 500 and small and medium-sized businesses, business solutions for small and medium-sized businesses, and business opportunities with technology and product partners. To serve this client base, we are focusing on the following objectives: i) implementing a next generation staffing model, which will transform workforce deployment and human capital management; ii) implementing a number of improvements around key business processes that we believe will better align our business with the market needs and allow us to build a more adaptive delivery model to drive growth; iii) building a focused set of services and solutions around high-demand, emerging technologies; and iv) being an active participant in the significant consolidation taking place throughout our industry. We believe these objectives present opportunities to grow our business and provide the scale, which we believe is necessary to be successful in the staffing business in the long term. We believe scale is important because more and more clients are requiring it and it provides the operating leverage necessary to create competitive margins. Success in meeting the objectives outlined above will depend on, among other things, our ability to compete with other vendors, our ability to obtain qualified technical personnel, our success in obtaining new clients and our ability to implement those objectives.

Terms and conditions standard to computer consulting services contracts also present a risk to our business. In general, our clients can cancel or reduce their contracts on short notice. Loss of a significant client relationship or a significant portion thereof, a significant number of relationships or a major contract could have a material adverse effect on our business. During the fourth quarter, we were notified that we would no longer be a prime vendor to Bank of America. While we will continue to realize direct revenue from Bank of America work through another prime vendor, effective January 1, 2005, we are no longer providing services to Bank of America using our subsupplier channel partners. During 2004 we provided $22.8 million in services to Bank of America using our partners.

As the IT services market continues to consolidate, we continue to look for opportunities to acquire well-managed companies with strong client and/or vendor relationships, and with geographic or vertical market presence complementary to our business. As a result, we acquired the assets of two companies, WireSpeed Networks LLC in the first quarter of 2005 and Redwood Solutions Corporation during the second quarter of 2005. These acquisitions provide the opportunity to expand our existing service offerings in the areas of IP telephony and data storage solutions.

Pursuit of a merger and acquisition strategy presents significant risks to the Company. If we are unable to transition and maintain employee, client and vendor relationships of acquired companies, or are unable to integrate the back office operations of these companies to provide seamless and cost effective service to our combined clients, the anticipated benefits of these transactions may be less than expected. Additionally, use of our financial resources to acquire these companies means these resources are not available for our ordinary operations. While we expect to enter into transactions that are accretive to earnings and enhance our cash flow, failure to successfully integrate acquired companies and achieve such results could have a material adverse effect on our business.

In further pursuit of our strategy to participate actively in the consolidation of the IT services industry, on April 13, 2005 the Company and Computer Horizons Corporation announced that the two companies have executed a definitive agreement to combine in a merger-of-equals transaction. The transaction is subject to the approval of the companies’ respective shareholders and is also subject to applicable regulatory approvals and other customary closing conditions.

Controlling operating costs while attempting not to impact our ability to respond to our clients also is a factor in our future success. We have continued to streamline our operations by consolidating offices, reducing administrative and management personnel and continuing to review our company structure for more efficient methods of operating our business and delivering our services. We may not be able to continue to reduce costs without affecting our ability to timely deliver service to our clients and therefore may choose to forego particular cost reductions, or to increase investments in certain areas, if we believe it would be prudent to do so for the future business of the Company.

Compliance with Section 404 of the Sarbanes-Oxley Act has created substantial cost to us and strained our internal resources. We incurred significant costs throughout 2004, and we expect to continue to incur costs in future years to maintain compliance. An inability to control these costs, a failure to comply with Section 404, or a failure to adequately remediate control deficiencies, if any, as they are identified could have a material adverse effect on our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our financing agreement with GE Capital Corporation carries a variable interest rate which exposes us to certain market risks. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates. For example, while our outstanding balance on our line of credit has averaged less than $1.0 million during 2004, if our average outstanding debt balance were $5.0 million, a one percent increase in interest rates would result in an annual interest expense increase of approximately $50,000.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Michael J. LaVelle, and Chief Financial Officer, David J. Steichen, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2005, the Company acquired WireSpeed Networks LLC. The Company issued 103,093 of its common stock, having an aggregate value of $400,000, to an escrow account. The shares will be distributed on a pro rata basis from the escrow account to the principals of WireSpeed at the end of the next three fiscal years. These shares were not registered under the Securities Act of 1933. The unregistered shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance of common stock.

On April 4, 2005, the Company acquired Redwood Solutions Corporation. The Company issued 166,205 of its common stock, having an aggregate value of $600,000, to an escrow account. The shares will be distributed on a pro rata basis from the escrow account to the principals of Redwood at the end of the next four fiscal years. These shares were not registered under the Securities Act of 1933. The unregistered shares were issued in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a sale by the Company not involving a public offering. No underwriters were involved with such issuance of common stock.

Item 6. Exhibits

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

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 10, 2005	By:	/s/ Michael J. LaVelle
Michael J. LaVelle
Chief Executive Officer

Date: May 10, 2005	By:	David J. Steichen
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