Form 10-Q
period 2005-07-02
ANALYSTS INTERNATIONAL CORP
filed 2005-08-08
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended July 2, 2005

or

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

As of August 2, 2005, 24,810,480 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation
Condensed Consolidated Balance Sheets

	July 2,	January 1,
(In thousands)	2005	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$156	$7,889
Accounts receivable, less allowance for doubtful accounts	59,281	57,764
Prepaid expenses and other current assets	3,797	3,208
Total current assets	63,234	68,861

Property and equipment, net	6,163	5,658
Intangible assets	10,088	10,475
Goodwill	21,677	16,460
Other assets	4,956	4,223
	$106,118	$105,677

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$15,848	$16,366
Salaries and vacations	9,762	9,388
Line of credit	3,580	--
Deferred revenue	1,415	1,658
Self-insured health care reserves and other amounts	1,609	2,010
Total current liabilities	32,214	29,422

Non-current liabilities, primarily deferred compensation	3,138	3,637
Shareholders' equity	70,766	72,618
	$106,118	$105,677

Note: Certain reclassifications have been made to the audited balance sheet at January 1, 2005 to conform to the July 2, 2005 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands except per share amounts)	2005	2004	2005	2004

Revenue:
Professional services provided directly	$66,267	$67,511	$132,317	$134,935
Professional services provided through subsuppliers	7,520	14,781	15,117	29,106
Product sales	5,317	4,573	10,769	8,218
Total revenue	79,104	86,865	158,203	172,259

Expenses:
Salaries, contracted services and direct charges	58,892	66,626	117,959	132,861
Cost of product sales	4,804	4,168	9,911	7,597
Selling, administrative and other operating costs	15,910	15,159	31,364	30,240
Merger and severance related costs	1,631	--	1,631	--
Amortization of intangible assets	194	194	387	387

Operating (loss) income	(2,327)	718	(3,049)	1,174
Non-operating income	1	2	22	8
Interest expense	(49)	(14)	(54)	(22)

(Loss) income before income taxes	(2,375)	706	(3,081)	1,160
Income tax expense (benefit)	--	--	--	--
Net (loss) income	$(2,375)	$706	$(3,081)	$1,160

Per common share:
Basic (loss) income	$(.10)	$.03	$(.13)	$.05
Diluted (loss) income	$(.10)	$.03	$(.13)	$.05

Average common shares outstanding	24,504	24,212	24,410	24,212
Average common and common equivalent shares outstanding	24,504	24,223	24,410	24,228

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 2,	July 3,
(In thousands)	2005	2004

Net cash (used in) provided by operating activities	$(4,538)	$1,038

Cash flows from investing activities:
Property and equipment additions	(1,813)	(1,488)
Proceeds from property and equipment sales	4	11
Payments for acquisitions, net of cash acquired	(5,033)	--
Net cash used in investing activities	(6,842)	(1,477)

Cash flows from financing activities:
Net change in working capital line of credit	3,580	--
Proceeds from exercise of stock options	67	1
Net cash provided by financing activities	3,647	1

Net decrease in cash and cash equivalents	(7,733)	(438)

Cash and cash equivalents at beginning of period	7,889	4,499

Cash and cash equivalents at end of period	$156	$4,061

Non-cash activities:
Value of common stock issued for acquisitions	$1,000	--
Value of common stock issued for stock awards	$28	--

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of July 2, 2005, the condensed consolidated statements of operations for the three- and six-month periods ended July 2, 2005 and July 3, 2004, and the condensed consolidated statements of cash flows for the six-month periods ended July 2, 2005 and July 3, 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at July 2, 2005 and the results of operations and the cash flows for the periods ended July 2, 2005 and July 3, 2004 have been made.

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

During the three months ended July 2, 2005, the Company purchased Redwood Solutions Corporation (“Redwood”) and preliminarily allocated the excess purchase price of $3.0 million to goodwill. On January 6, 2005 the Company purchased WireSpeed Networks LLC (“WireSpeed”) and preliminarily allocated the excess purchase price of $2.2 million to goodwill. The Company expects to assign a portion of the excess purchase prices to WireSpeed’s and Redwood’s respective customer lists upon the completion of the final allocations of purchase price. Other than the WireSpeed and Redwood purchases, no other intangibles were acquired, impaired or disposed during the six months ended July 2, 2005. Other intangibles consisted of the following:

	July 2, 2005			January 1, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$12,270	$(3,769)	$8,501	$12,270	$(3,382)	$8,888
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$13,990	$(3,902)	$10,088	$13,990	$(3,515)	$10,475

The customer list, excluding any amounts which are expected to be assigned to customer lists upon completion of the purchase price allocation for the Redwood and WireSpeed acquisitions, is scheduled to be fully amortized by 2015 with corresponding amortization estimated to be approximately $800,000 per year. The tradename is considered to have an indefinite life and therefore is no longer amortized.

The Company applies the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and continues to account for its five stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, our pro forma net (loss) income and net (loss) income per share for the three and six months ended July 2, 2005 and July 3, 2004 would have been the amounts indicated below:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(in thousands except per share amounts)	2005	2004	2005	2004

Net (loss) income as reported	$(2,375)	$706	$(3,081)	$1,160
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(95)	(128)	(237)	(292)
Pro forma net (loss) income	$(2,470)	$578	$(3,318)	$868

Net (loss) income per share:
Basic - as reported	$(.10)	$.03	$(.13)	$.05
Basic - pro forma	(.10)	.02	(.14)	.04

Diluted - as reported	$(.10)	$.03	$(.13)	$.05
Diluted - pro forma	(.10)	.02	(.14)	.04

2. Line of Credit

The Company has an asset-based revolving credit facility with up to $45,000,000 of availability. Borrowings under this credit agreement are secured by all of the Company’s assets. Under the revolving credit agreement, the Company must take advances or pay down the outstanding balance daily. The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. As amended, the credit agreement expires on October 31, 2006. The credit agreement requires the payment of a commitment fee of .25% of the unused portion of the line, annual administration fee of $25,000, and carries an interest rate on daily advances of the Wall Street Journal’s “Prime Rate” (6.25% July 2, 2005) and fixed-term advances of the LIBOR rate plus 2.0%. The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio. The Company believes it will be able to continue to meet these requirements for the foreseeable future and as of July 2, 2005 had $3.6 million of borrowings under this agreement.

3. Shareholders' Equity

Six Months Ended
(In thousands)	July 2, 2005

Balance at beginning of period	$72,618

Issuance of common stock	1,095
Amortization of deferred compensation	134
Comprehensive loss	(3,081)

Balance at end of period	$70,766

4. Earnings Per Share

Basic and diluted earnings (loss) per share (EPS) are presented in accordance with SFAS No. 128, "Earnings per Share.” Basic EPS excludes dilution and is computed by dividing (loss) income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock. Options to purchase 2,490,000 and 2,394,000 shares of common stock were outstanding at the end of the periods ended July 2, 2005 and July 3, 2004, respectively. All options were considered anti-dilutive and excluded from the computation of common equivalent shares at July 2, 2005 because the Company reported a net loss. Options to purchase 2,129,000 and 1,543,000 shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the three and six months ended July 3, 2004, respectively, because the exercise price was greater than the average share price. The computation of basic and diluted (loss) income per share for the three and six months ended July 2, 2005 and July 3, 2004 is as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net (loss) income	$(2,375)	$706	$(3,081)	$1,160

Weighted-average number of common shares outstanding	24,504	24,212	24,410	24,212
Dilutive effect of employee stock options	--	11	--	16
Weighted-average number of common and common equivalent shares outstanding	24,504	24,223	24,410	24,228

Net (loss) income per share:
Basic	$(.10)	$.03	$(.13)	$.05
Diluted	$(.10)	$.03	$(.13)	$.05

5. Restructuring

In December 2000, the Company recorded a restructuring charge of $7,000,000 including $4,400,000 to cover lease termination and abandonment costs (net of sub-lease income). A summary of activity with respect to the restructuring accrual account for the six-month period ended July 2, 2005 is as follows:

Office Closure/
(In thousands)	Consolidation

Balance at January 1, 2005	$318

Cash expenditures	128

Balance at July 2, 2005	$190

The remaining balance in this accrual is to cover the ongoing lease payments for properties abandoned as a part of the restructuring. The last of these lease obligations is expected to terminate in September 2006.

6. Acquisitions

Redwood Solutions Corporation

On April 4, 2005, the Company acquired the assets of Redwood Solutions Corporation (“Redwood”) for $3.4 million in cash and 166,205 shares of common stock valued at $600,000. The common stock and $900,000 in cash were placed in escrow to be paid to the principals of Redwood over the next four years. In addition, the purchase agreement contains an earn-out clause over the next four years, contingent upon the achievement of aggressive financial targets.

This transaction was accounted for using the purchase method in accordance with SFAS 141, “Business Combinations.” Preliminarily, the Company has allocated approximately $1.0 million of the purchase price to the tangible net assets of Redwood and the excess purchase price of $3.0 million has been allocated to goodwill in the accompanying balance sheet. The Company expects to assign a portion of the excess of the purchase price over the tangible net assets to Redwood’s customer lists upon the completion of the final allocation of purchase price.

Redwood Solutions was an information technology services company based in Livonia, Michigan, specializing in integrating hardware and software solutions for data storage and retrieval systems. Redwood's assets, employees and service offerings will become part of Analysts International's Storage Solutions Group.

WireSpeed Networks LLC

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

WireSpeed Networks LLC was a Cincinnati-based company specializing in IP telephony and wireless networking. WireSpeed's assets, employees and service offerings have been integrated into Analysts International's Technology Integration Services Practice, extending and enhancing the Company's offerings in the rapidly growing area.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Six Months Ended July 2, 2005 and July 3, 2004

Forward Looking Statements

Statements contained herein, which are not strictly historical fact, are forward-looking statements. Words such as “believes,”“intends,”“possible,”“expects,”“estimates,”“anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements. Any forward-looking statements in this release are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on the Company’s current expectations relating to future revenues, earnings, results of operations and future sales or growth. The Company’s actual results may vary materially from those projected due to certain risks and uncertainties such as the general state of the economy, volume of business activity, continued need for its services by current and prospective clients, client cancellations or re-bidding of work, the Company’s ability to control and improve profit margins, including its ability to control operating and labor costs and hourly rates for its services, the availability and utilization of qualified technical personnel, the loss of one or more material contracts, successful implementation of its core supplier contract with IBM, the completion of its pending merger with Computer Horizons Corporation and other similar factors. For more information concerning risks and uncertainties to the Company’s business refer to the discussion in the “Market Condition, Business Outlook and Risks to Our Business” section in the Company’s Annual Report for the year ended January 1, 2005 and the Company’s prior Annual Reports, 10-Ks, 10-Qs, other Securities and Exchange Commission filings and investor relations materials.

The following discussion of the results of our operations and our financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes to condensed consolidated financial statements in this 10-Q, our other filings with the Securities and Exchange Commission (SEC) and our other investor communications.

Overview

Total revenue for the three and six months ended July 2, 2005 was $79.1 million and $158.2 million, respectively, compared to $86.9 million and $172.3 million during the comparable periods ended July 3, 2004. The decrease included a 49.1% and 48.1% decrease in revenue from services provided through subsuppliers for the three and six months ended July 2, 2005, respectively. For the three- and six-month periods ended July 2, 2005, 83.8% and 83.6% of our revenues, respectively, was derived from services provided directly, compared to 77.7% and 78.3% during the comparable periods a year ago. The overall decrease in revenue and the change in revenue mix were due mainly to a decrease in revenue from Bank of America, the services for which were provided mostly by subsuppliers.

Net loss for the three and six months ended July 2, 2005 was ($2.4 million) and ($3.1 million), respectively, compared to net income of $706,000 and $1.2 million for the comparable periods ended July 3, 2004. On a diluted per share basis, the net loss for the three and six months ended July 2, 2005 was ($.10) and ($.13) per share, respectively, compared with net income of $.03 and $.05 per share for the comparable periods ended July 3, 2004.

During the second quarter we continued our focus on managing the key elements to our future success: (i) increasing the number of requirements our sales organization brings to the Company from new and existing clients; (ii) increasing the number of qualified candidates our recruiting organization submits against those requirements; and most importantly, (iii) increasing the rate at which quality submittals turn into placements. To improve our performance on these metrics, during the second quarter we began to implement a number of new business processes in our staffing business. We believe these new processes will improve our efficiency and effectiveness in these markets.

As important as the preceding factors are to growth of revenue, the bill rates we are able to charge to clients and the margins we are able to obtain on those bill rates are the key indicators of our profitability. Although we continue to experience intense competition, average bill rates remained flat during the second quarter of 2005. We expect continuing pressure on bill rates during the remainder of 2005, making improvements in our average bill rates very difficult to achieve. We anticipate average bill rates will remain flat for the remainder of 2005. To enhance profitability in an environment of intense margin pressures, we are focused on the following key objectives: i) implementing a next generation staffing model, which will transform workforce deployment and human capital management; ii) implementing a number of improvements around key business processes that we believe will better align our business with the market needs and allow us to build a more adaptive delivery model to drive growth; iii) building a focused set of services and solutions around high-demand, emerging technologies; and iv) being an active participant in the significant consolidation taking place throughout the industry.

In pursuit of our previously announced strategy to participate actively in the consolidation of the IT services industry, on April 13, 2005 the Company and Computer Horizons Corporation announced that the two companies have executed a definitive agreement to combine in a merger-of-equals transaction.  The transaction is subject to the approval of the companies’ respective shareholders and is also subject to applicable regulatory approvals and other customary closing conditions.  On August 4, 2005, the Securities and Exchange Commission declared our joint proxy statement with Computer Horizons to be effective and the joint proxy statement has been mailed to the shareholders.  A special meeting of the shareholders is scheduled to be held on September 2, 2005 to approve the merger.

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

Estimates of Future Operating Results

The realization of certain assets recorded in our balance sheet is dependent upon our ability to obtain profitability. In evaluating the recorded value of our indefinite-lived intangible assets, goodwill, and deferred tax assets for indication of impairment, we are required to make critical accounting estimates regarding the future operating results of the Company. These estimates are based on management’s current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

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

RESULTS OF OPERATIONS, THREE- AND SIX-MONTH PERIODS ENDED JULY 2, 2005 VS. JULY 3, 2004

The following tables illustrate the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and six-month periods ended July 2, 2005 and July 3, 2004. The table provides guidance in our explanation of our operations and results.

	Three Months Ended		Three Months Ended
	July 2, 2005		July 3, 2004		Increase (Decrease)
		% of		% of		%	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Revenue:
Professional services provided directly	$66,267	83.8%	$67,511	77.7%	$(1,244)	(1.8)%	6.1%
Professional services provided through subsuppliers	7,520	9.5	14,781	17.0	(7,261)	(49.1)	(7.5)
Product sales	5,317	6.7	4,573	5.3	744	16.3	1.4
Total revenue	79,104	100.0	86,865	100.0	(7,761)	(8.9)	.0
Salaries, contracted services and direct charges	58,892	74.4	66,626	76.7	(7,734)	(11.6)	(2.3)
Cost of product sales	4,804	6.1	4,168	4.8	636	15.3	1.3
Selling, administrative and other operating costs	15,910	20.1	15,159	17.5	751	5.0	2.6
Merger and severance related costs	1,631	2.1	--	--	1,631	100.0	2.1
Amortization of intangible assets	194.2		194.2		--	.0	.0
Non-operating income	(1)	(.0)	(2)	(.0)	1	(50.0)	.0
Interest expense	49.1		14.0		35	250.0	.1

(Loss) income before income taxes	(2,375)	(3.0)	706.8		(3,081)	(436.4)	(3.8)
Income tax expense (benefit )	--	.0	--	.0	--	.0	.0

Net (loss) income	$(2,375)	(3.0)%	$706.8%		$(3,081)	(436.4)%	(3.8)%

	Six Months Ended		Six Months Ended
	July 2, 2005		July 3, 2004		Increase (Decrease)
		% of		% of		%	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Revenue:
Professional services provided directly	$132,317	83.6%	$134,935	78.3%	$(2,618)	(1.9)%	5.3%
Professional services provided through subsuppliers	15,117	9.6	29,106	16.9	(13,989)	(48.1)	(7.3)
Product sales	10,769	6.8	8,218	4.8	2,551	31.0	2.0
Total revenue	158,203	100.0	172,259	100.0	(14,056)	(8.2)	.0
Salaries, contracted services and direct charges	117,959	74.6	132,861	77.1	(14,902)	(11.2)	(2.5)
Cost of product sales	9,911	6.3	7,597	4.4	2,314	30.5	1.9
Selling, administrative and other operating costs	31,364	19.8	30,240	17.6	1,124	3.7	2.2
Merger and severance related costs	1,631	1.0	--	--	1,631	100.0	1.0
Amortization of intangible assets	387.2		387.2		--	.0	.0
Non-operating income	(22)	(.0)	(8)	(.0)	(14)	175.0	.0
Interest expense	54.0		22.0		32	145.5	.0

(Loss) income before income taxes	(3,081)	(1.9)	1,160.7		(4,241)	(365.6)	(2.6)
Income tax expense (benefit )	--	.0	--	.0	--	.0	.0

Net (loss) income	$(3,081)	(1.9)%	$1,160.7%		$(4,241)	(365.6)%	(2.6)%

Personnel:
Management and administrative	450		410		40	9.8%
Technical consultants	2,610		2,600		10.4%

Revenue

Revenue from services provided directly during the three- and six-month periods ended July 2, 2005 decreased 1.8% and 1.9%, respectively, from the comparable periods a year ago. However, we derived a greater percentage of our total revenue from direct billings during the periods in 2005 as compared to the comparable periods last year. This increase was due primarily to a decrease in revenue from Bank of America, for whom services were provided mostly by subsuppliers. Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

The decrease in direct revenue resulted primarily from the decrease in the average number of consultants we had billable during these periods, again due primarily to loss of our status as a prime contractor at Bank of America, and, to a lesser extent, IBM’s implementation of its predominant supplier program. We also experienced a larger than usual seasonal decline in headcount during the first part of 2005. In addition to the decrease in technical consultants, hourly rates decreased slightly during the period ended July 2, 2005 as compared to the same period last year. However, at period end our technical consultant staff had increased by 10 consultants from July 3, 2004 and by 25 consultants from January 1, 2005.

Product sales during the three- and six-month periods ended July 2, 2005 grew by 16.3% and 31.0%, respectively, over the comparable periods last year. Product sales are growing as we continue to successfully implement our IP Telephony strategy.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants. Excluding the revenue associated with product sales, this category of expense as a percentage of revenue was 79.8% and 80.0% for the three- and six-month periods ended July 2, 2005, respectively, compared to 81.0% for each of the comparable periods a year ago. This decrease was due mainly to the shift of our revenue mix in 2005 to include less subsupplier revenue with lower margins. Offsetting the shift in revenue mix was an increase in direct costs as a percentage of our direct revenue, caused primarily by intense competition on average bill rates and continued pressure on labor rates. These costs increased to 78.3% and 78.4% for the three- and six-month periods ended July 2, 2005, respectively, compared to 77.7% and 77.8% for the comparable periods a year ago. Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products. These costs, as a percentage of product sales, decreased slightly from 91.1% and 92.4% for the three- and six-month periods ended July 3, 2004, respectively, to 90.4% and 92.0% for the comparable periods ended July 2, 2005.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of costs represented 20.1% and 19.8% of total revenue for the three- and six-month periods ended July 2, 2005, respectively, up from 17.5% and 17.6% for the comparable periods in 2004. A portion of this increase is attributable to investments in additional sales and recruiting resources during the fourth quarter of 2004 and continuation of these investments into the first half of 2005. Also, during the first half of 2005, we incurred certain costs to integrate WireSpeed and Redwood and invested significantly in training internal resources to help capitalize on the opportunity created by our WireSpeed and Redwood acquisitions. We are committed to continuing to manage this category of expense to the right level for the Company; however, there can be no assurance this category of cost will not increase as a percentage of revenue, especially if our revenue was to decline.

Merger and Severance Related Costs

During the three months ended July 2, 2005, we incurred significant costs relating to our pending merger with Computer Horizons Corporation. These costs consist of approximately $700,000 of severance payments to employees whose employment was terminated in anticipation of the merger and approximately $900,000 of amounts paid or accrued for legal, accounting, investment banking, and other consulting costs.

Non-Operating Income

Non-operating income, consisting primarily of interest income, decreased slightly during the three months ended July 2, 2005 compared to the equivalent period a year ago due to a decrease in average invested cash balances. However, non-operating income increased during the six months ended July 2, 2005 compared to the equivalent period a year ago due to an increase in average invested cash balances and an increase in the rate of return on those investments.

Interest Expense

Interest expense during the three- and six-month periods ended July 2, 2005 increased over the equivalent periods a year ago due to an increase in average borrowings under the Company’s line of credit.

Income Taxes

We have not recorded a credit for income taxes during the three- and six-month periods ended July 2, 2005. We maintain large reserves against our deferred tax assets. As we generate annual profits or accumulate additional operating losses, we expect to continue our practice of reversing or adding to these reserves to negate any tax expense or benefit that may otherwise have been recorded. As such, we have not recorded a tax benefit against the first and second quarter losses.

Personnel

Administrative and management personnel increased mainly as a result of increased staff in our recruiting organization.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	July 2,	January 1,	Increase	Increase
(In thousands except percentages)	2005	2005	(Decrease)	(Decrease)

Cash and Cash Equivalents	$156	$7,889	$(7,733)	(98.0)%
Accounts Receivable	59,281	57,764	1,517	2.6
Other Current Assets	3,797	3,208	589	18.4
Total Current Assets	$63,234	$68,861	$(5,627)	(8.2)

Accounts Payable	$15,848	$16,366	$(518)	(3.2)
Salaries and Vacations	9,762	9,388	374	4.0
Line of Credit	3,580	--	3,580	100.0
Other Current Liabilities	3,024	3,668	(644)	(17.6)
Total Current Liabilities	$32,214	$29,422	$2,792	9.5

Working Capital	$31,020	$39,439	$(8,419)	(21.3)
Current Ratio	1.96	2.34	(.38)	(16.2)

Total Shareholders’ Equity	$70,766	$72,618	$(1,852)	(2.6)%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash to flow through the Company. During the three- and six-month periods ended July 2, 2005, we made total payments of approximately $48.6 million and $102.6 million, respectively, to pay our employee’s wages, benefits and associated taxes. We also made payments of approximately $15.6 million and $32.2 million, respectively, to pay vendors who provided billable technical resources to our clients through us. We made payments of approximately $9.5 million and $23.7 million, respectively, to fund other operating expenses such as our cost of product sales, employee expense reimbursement, office space rental and utilities. Finally, we paid $3.4 million and $5.5 million, respectively, in cash related to acquisitions.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due the Company for services rendered to our clients (approximately $76.4 million and $156.3 million, respectively, in the three- and six-month periods ended July 2, 2005). Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients. While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability of the Company to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at July 2, 2005 decreased considerably from January 1, 2005. Generally, our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. The decrease in cash experienced since January 1, 2005 was due mainly to the purchase of WireSpeed Networks LLC in January 2005 and Redwood Solutions Corporation in April 2005 and the funding of our operating loss in the first six months of 2005. Historically, we have been able to support internal growth in our business with internally generated funds. If we are unable to return to profitability, or if we continue to use our cash to make small acquisitions, we would expect our need to borrow to increase.

Working capital at July 2, 2005 was down from January 1, 2005 also due mainly to cash paid at closing of the acquisitions of WireSpeed and Redwood and our operating losses during the first six months of 2005. At July 2, 2005 we had $3.6 million of borrowings under our line of credit. The ratio of current assets to current liabilities decreased at July 2, 2005, compared to January 1, 2005.

Our asset-based revolving credit agreement, consummated in April 2002, provides us with up to $45.0 million of availability. At July 2, 2005, the total borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was at $26.0 million, of which $3.6 million had been utilized. The level of availability has decreased compared to January 1, 2005 as the Company’s accounts receivable collateral base has decreased. Borrowings under the credit agreement are secured by all of the Company’s assets.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. The credit agreement expires on October 31, 2006. As amended, the credit agreement requires the payment of a commitment fee of .25% of the unused portion of the line, an annual administration fee of $25,000, and carries an interest rate on daily advances of the Wall Street Journal’s “Prime Rate”, or 6.25% currently, and fixed-term advances to the LIBOR rate plus 2.0%. The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio.

During the three- and six-month periods ended July 2, 2005, we made capital expenditures totaling $642,000 and $1.8 million, respectively, compared to $860,000 and $1.5 million, respectively, in the three- and six-month periods ended July 3, 2004. We funded these capital expenditures with internally generated funds. We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

The Company leases office facilities under non-cancelable operating leases. Deferred compensation is payable to participants in accordance with the terms of individual contracts. Minimum future obligations on operating leases and deferred compensation at July 2, 2005, are as follows:

(in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Operating Leases	$4,959	$6,272	$726	$--	$11,957

Deferred Compensation	462	2,018	217	869	3,566

Total	$5,421	$8,290	$943	$869	$15,523

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123, “Share-Based Payment.” The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. Effective April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123(R) to the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first fiscal quarter after June 15, 2005. The Statement is effective for the Company beginning in the first quarter of fiscal 2006. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS 123(R). See Note 1 to the condensed consolidated financial statements for the Company’s disclosure regarding the pro forma effect of the adoption of SFAS 123(R) on the Company’s consolidated financial statements.

Market Conditions, Business Outlook and Risks to Our Business

Several market conditions are affecting our industry. Intense price competition in the area of IT staffing has created pressure on billable hourly rates, and clients have been requesting increasingly lower cost models for staff augmentation services. As a result, we encountered a decrease in billing rates in the first half of 2005, and we expect rates to remain a challenge throughout the remainder of the year. Low cost offerings for IT staffing services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of offshore resources will continue, thus making improvement in our average billing rates very difficult. Our ability to respond to customer requests for lower pricing or to provide other low cost solutions in this area of our business will have a direct effect on our performance. Management expects competitive conditions in the area of IT staffing services to continue for the foreseeable future, although it expects that demand for these services will increase as the economic recovery continues.

IT staffing continues to represent more than half of total revenues. We saw a slight decrease in demand for our services during the first six months of 2005. There can be no assurance as to when, or if, we will begin to see significant increases in revenue. Our ability to respond to the conditions outlined above will bear directly on our performance.

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

We continue to concentrate on IT staffing services in Fortune 500 and small and medium-sized businesses, business solutions for small and medium-sized businesses, and business opportunities with technology and product partners. To serve this client base, we are focusing on the following objectives: i) implementing a next generation staffing model, which will transform workforce deployment and human capital management; ii) implementing a number of improvements around key business processes that we believe will better align our business with the market needs and allow us to build a more adaptive delivery model to drive growth; iii) building a focused set of services and solutions around high-demand, emerging technologies; and iv) being an active participant in the significant consolidation taking place throughout our industry. We believe these objectives present opportunities to grow our business and provide the scale we believe necessary to be successful in the staffing business in the long term. We believe scale is important because more and more clients require it, and such scale provides the operating leverage necessary to create competitive margins. Success in meeting the objectives outlined above will depend on, among other things, our ability to compete with other vendors, our ability to obtain qualified technical personnel, our success in obtaining new clients and our ability to implement those objectives.

Terms and conditions standard to computer consulting services contracts present a risk to our business. In general, our clients can cancel or reduce their contracts on short notice. Loss of a significant client relationship or a significant portion thereof, a significant number of relationships or a major contract could have a material adverse effect on our business. During the fourth quarter of 2004, we were notified that we would no longer be a prime vendor to Bank of America. While we will continue to realize direct revenue from Bank of America work through another prime vendor, effective January 1, 2005, we are no longer providing services to Bank of America using our subsupplier channel partners. During 2004 we provided $22.8 million in services to Bank of America using our partners.

In July 2005, the Company was selected as one of IBM’s core suppliers of IT staffing services resulting from IBM’s strategic decision to reduce its number of IT staffing suppliers. Analysts International accepts lower hourly rates in return for the opportunity to do a greater volume of business with IBM. We believe that our selection as a core supplier significantly enhances our opportunity to increase the amount of business we have with IBM. There can be no assurance, however, that we will realize the full extent of the opportunity or that the volume will offset lower rates. In addition, IBM’s implementation of its predominant supplier program, whereby consulting contracts related to specific skill sets are awarded to the predominant suppliers of such skill sets, could result in loss of certain business with IBM while the Company simultaneously adds other IBM business as a core supplier. Loss of this business or a substantial portion of it could have a material adverse effect on the Company.

As the IT services market continues to consolidate, we continue to look for opportunities to acquire well-managed companies with strong client and/or vendor relationships, and with geographic or vertical market presence complementary to our business. As a result, we acquired the assets of two companies, WireSpeed Networks LLC during the first quarter of 2005 and Redwood

Solutions Corporation during the second quarter of 2005.  These acquisitions provide the opportunity to expand our existing service offerings in the areas of IP telephony and data storage solutions.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 26, 2005, the following actions were taken:

(a) Election of Directors

The following nominees, all of whom were listed in the Company’s proxy statement prepared in accordance with Regulation 14(a), were elected:

Nominee	Votes For	Authority Withheld

Willard W. Brittain	21,334,726	869,684
Krzysztof K. Burhardt	21,340,790	863,620
Michael B. Esstman	21,347,262	857,148
Frederick W. Lang	20,912,861	1,291,549
Michael J. LaVelle	20,925,231	1,279,179
Margaret A. Loftus	20,948,136	1,256,274
Edward M. Mahoney	20,892,911	1,311,499
Robb L. Prince	20,804,570	1,399,840

(b) Ratification of Auditors

The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

In favor	21,766,965
Against	294,779
Abstain	142,666

Item 6. Exhibits

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 8, 2005	By:	/s/ Michael J. LaVelle
Michael J. LaVelle
Chief Executive Officer

Date: August 8, 2005	By:	David J. Steichen
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