Form 10-Q
period 2005-10-01
ANALYSTS INTERNATIONAL CORP
filed 2005-11-10
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended October 1, 2005

or

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

As of November 3, 2005, 24,820,730 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation
Condensed Consolidated Balance Sheets

	October 1,	January 1,
(In thousands)	2005	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$100	$7,889
Accounts receivable, less allowance for doubtful accounts	63,224	57,764
Prepaid expenses and other current assets	3,188	3,208
Total current assets	66,512	68,861

Property and equipment, net	4,749	5,658
Intangible assets	12,551	10,475
Goodwill	11,835	16,460
Other assets	5,306	4,223
	$100,953	$105,677

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$19,991	$16,366
Salaries and vacations	6,541	9,388
Line of credit	6,794	-
Deferred revenue	2,464	1,658
Self-insured health care reserves and other amounts	4,382	1,759
Restructuring accruals, current portion	1,522	251
Total current liabilities	41,694	29,422

Restructuring accruals, non-current portion	821	67
Deferred compensation	3,159	3,570
Shareholders' equity	55,279	72,618
	$100,953	$105,677

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands except per share amounts)	2005	2004	2005	2004

Revenue:
Professional services provided directly	$65,042	$68,275	$197,359	$203,210
Professional services provided through subsuppliers	7,757	14,340	22,874	43,446
Product sales	5,445	3,765	16,214	11,983
Total revenue	78,244	86,380	236,447	258,639

Expenses:
Salaries, contracted services and direct charges	59,261	66,504	177,220	199,365
Cost of product sales	4,820	3,491	14,731	11,088
Selling, administrative and other operating costs	16,031	14,910	47,395	45,150
Amortization of intangible assets	342	193	729	580
Merger related costs	1,225	--	2,113	--
Restructuring and other severance related costs	3,161	--	3,904	--
Asset write-off	1,817	--	1,817	--
Goodwill impairment	7,050	--	7,050	--

Operating (loss) income	(15,463)	1,282	(18,512)	2,456
Non-operating income	4	9	26	17
Interest expense	(125)	(7)	(179)	(29)

(Loss) income before income taxes	(15,584)	1,284	(18,665)	2,444
Income tax expense (benefit)	--	--	--	--
Net (loss) income	$(15,584)	$1,284	$(18,665)	$2,444

Per common share:
Basic (loss) income	$(.63)	$.05	$(.76)	$.10
Diluted (loss) income	$(.63)	$.05	$(.76)	$.10

Average common shares outstanding	24,565	24,212	24,462	24,212
Average common and common equivalent shares outstanding	24,565	24,468	24,462	24,317

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	October 1,	October 2,
(In thousands)	2005	2004

Net cash (used in) provided by operating activities	$(6,743)	$826

Cash flows from investing activities:
Property and equipment additions	(2,907)	(1,800)
Proceeds from property and equipment sales	15	15
Payments for acquisitions, net of cash acquired	(5,046)	--
Net cash used in investing activities	(7,938)	(1,785)

Cash flows from financing activities:
Net change in working capital line of credit	6,794	--
Proceeds from exercise of stock options	98	1
Net cash provided by financing activities	6,892	1

Net decrease in cash and cash equivalents	(7,789)	(958)

Cash and cash equivalents at beginning of period	7,889	4,499

Cash and cash equivalents at end of period	$100	$3,541

Non-cash activities:
Value of common stock issued for acquisitions	$1,000	--
Value of common stock issued for stock awards	$28	--

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of October 1, 2005, the condensed consolidated statements of operations for the three- and nine-month periods ended October 1, 2005 and October 2, 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended October 1, 2005 and October 2, 2004 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at October 1, 2005 and the results of operations and the cash flows for the periods ended October 1, 2005 and October 2, 2004 have been made.

The Company operates on a fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday closest to the end of the calendar quarter.

Certain reclassifications have been made to the audited balance sheet at January 1, 2005, and the income statement for the nine months ended October 1, 2005 to conform to the October 1, 2005 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. The Company currently performs the annual test as of the last day of its monthly accounting period for August. The Company performed the test at September 3, 2005 and found indication of impairment of its recorded goodwill with its non-infrastructure solutions reporting unit. Accordingly, we completed the impairment testing during the third quarter. Please refer to Note 8 for the impact of these tests.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” during the three months ended October 1, 2005 the Company completed the accounting under the purchase method for the WireSpeed Networks LLC (“WireSpeed”) and Redwood Solutions Corporation (“Redwood”) acquisitions made earlier this fiscal year. The Company recognized $1.1 million and $1.3 million of goodwill and $1.1 million and $1.7 million of other intangible assets consisting entirely of customer relationships for the WireSpeed and Redwood acquisitions, respectively.

Other than the WireSpeed and Redwood acquisitions, no other intangibles were acquired, impaired or disposed of during the nine months ended October 1, 2005. Other intangibles consisted of the following:

	October 1, 2005			January 1, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer lists	$15,075	$(4,111)	$10,964	$12,270	$(3,382)	$8,888
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$16,795	$(4,244)	$12,551	$13,990	$(3,515)	$10,475

The customer lists are amortized on a straight-line basis over 4 to 20 years and are scheduled to be fully amortized in 2024. Amortization per year is estimated to be approximately $1.0 million through 2008, $900,000 from 2009 to 2015, $500,000 in 2016 and under $150,000 from 2017 to 2024. The tradename is considered to have an indefinite life and therefore does not result in any amortization.

The Company applies the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and continues to account for its five stock-based compensation plans under Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, our pro forma net (loss) income and net (loss) income per share for the three and nine months ended October 1, 2005 and October 2, 2004 would have been the amounts indicated below:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(in thousands except per share amounts)	2005	2004	2005	2004

Net (loss) income as reported	$(15,584)	$1,284	$(18,665)	$2,444
Deduct: Total stock-based employee compensation expense determined under the fair value based method, net of related tax effects	(135)	(129)	(371)	(421)
Pro forma net (loss) income	$(15,719)	$1,155	$(19,036)	$2,023

Net (loss) income per share:
Basic - as reported	$(.63)	$.05	$(.76)	$.10
Basic - pro forma	(.64)	.05	(.78)	.08

Diluted - as reported	$(.63)	$.05	$(.76)	$.10
Diluted - pro forma	(.64)	.05	(.78)	.08

2. Line of Credit

The Company has an asset-based revolving credit facility with up to $45,000,000 of availability. Borrowings under this credit agreement are secured by all of the Company’s assets. Under the revolving credit agreement, the Company must take advances or pay down the outstanding balance daily. The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. As amended, the credit agreement expires on October 31, 2006. The credit agreement requires the payment of a commitment fee of .25% of the unused portion of the line, annual administration fee of $25,000, and carries an interest rate on daily advances of the Wall Street Journal’s “Prime Rate” (6.75% October 1, 2005) and fixed-term advances of the LIBOR rate plus 2.0%. The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio. The Company believes it will be able to continue to meet these requirements for the foreseeable future and as of October 1, 2005 had $6.8 million of borrowings under this agreement.

3. Shareholders' Equity

Nine Months Ended
(In thousands)	October 1, 2005

Balance at beginning of period	$72,618

Issuance of common stock	1,126
Amortization of deferred compensation	200
Comprehensive loss	(18,665)

Balance at end of period	$55,279

4. Earnings Per Share

Basic and diluted earnings (loss) per share (EPS) are presented in accordance with SFAS No. 128, "Earnings per Share.” Basic EPS excludes dilution and is computed by dividing (loss) income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock. Options to purchase 2,357,000 and 2,352,000 shares of common stock were outstanding at the end of the periods ended October 1, 2005 and October 2, 2004, respectively. All options were considered anti-dilutive and excluded from the computation of common equivalent shares at October 1, 2005 because the Company reported a net loss. Options to purchase 1,319,000 and 1,518,000 shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the three and nine months ended October 2, 2004, respectively, because the exercise price was greater than the average share price. The computation of basic and diluted (loss) income per share for the three and nine months ended October 1, 2005 and October 2, 2004 is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands, except per share amounts)	2005	2004	2005	2004

Net (loss) income	$(15,584)	$1,284	$(18,665)	$2,444

Weighted-average number of common shares outstanding	24,565	24,212	24,462	24,212
Dilutive effect of employee stock options	--	256	--	105
Weighted-average number of common and common equivalent shares outstanding	24,565	24,468	24,462	24,317

Net (loss) income per share:
Basic	$(.63)	$.05	$(.76)	$.10
Diluted	$(.63)	$.05	$(.76)	$.10

5. Restructuring

During the third quarter of 2005, the Company recorded a restructuring charge of $2.9 million. Of this charge, $605,000 related to workforce reductions and $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where we have chosen to downsize or exit completely.

In December 2000, the Company recorded a restructuring charge of $7,000,000 including $4,400,000 to cover lease termination and abandonment costs (net of sub-lease income). Of this amount, we have a small reserve remaining that consists of an estimate pertaining to real estate lease obligations and the last of these lease obligations is expected to terminate in September 2006.

A summary of activity with respect to the restructuring accrual account for the nine-month period ended October 1, 2005 is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance at January 1, 2005	$--	$318	$318

Additional restructuring charge	605	2,253	2,858

Cash expenditures	(66)	(189)	(255)

Write-off of deferred leasehold costs	--	(578)	(578)

Balance at October 1, 2005	$539	$1,804	$2,343

6. Acquisitions

Redwood Solutions Corporation

On April 4, 2005, the Company acquired the assets of Redwood Solutions Corporation for $3.4 million in cash and 166,205 shares of common stock valued at $600,000. The common stock and $900,000 in cash were placed in escrow to be paid to the principals of Redwood over the next four years. In addition, the purchase agreement contains an earn-out clause over the next four years, contingent upon the achievement of aggressive financial targets.

This transaction was accounted for using the purchase method in accordance with SFAS No. 141. The Company has allocated approximately $1.0 million of the purchase price to the tangible net assets of Redwood, $1.7 million to other intangible assets consisting entirely of customer relationships and $1.3 million to goodwill.

Redwood Solutions was an information technology services company based in Livonia, Michigan, specializing in integrating hardware and software solutions for data storage and retrieval systems. Redwood's assets, employees and service offerings will become part of Analysts International's Storage Infrastructure Solutions Group.

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

This transaction was accounted for using the purchase method in accordance with SFAS No. 141. The Company has allocated approximately $200,000 of the purchase price to the tangible net assets of WireSpeed, $1.1 million to other intangible assets consisting entirely of customer relationships and $1.1 million to goodwill.

WireSpeed Networks LLC was a Cincinnati-based company specializing in IP telephony and wireless networking. WireSpeed's assets, employees and service offerings have been integrated into Analysts International's IP Telephony Infrastructure Solutions Group, extending and enhancing the Company's offerings in the rapidly growing area.

7. Asset Write-Off

During the third quarter of 2005 the Company recorded an asset write-off of $1.8 million with respect software development costs. Since 2002 the Company had been investing in the customization of this software, but the software had become increasingly difficult to customize. As a result, during the quarter the Company made the determination to stop pursuing the development of this software and wrote off $1.8 million which had been invested in this development.

8. Goodwill

In accordance with SFAS No. 142, the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. The Company currently performs the annual test as of the last day of its monthly accounting period for August. The Company performed the test at September 3, 2005 and found indication of impairment of the goodwill related to the solutions reporting unit. Accordingly, the Company completed the impairment testing during the third quarter and recognized an impairment charge of $7.1 million.

This impairment of value is the result of gradual erosion in the operating results of this reporting unit. The primary service provided within this operating unit is application development services, including the web development services acquired as part of the SequoiaNET.com, Inc. acquisition in 2000. In recent years, the demand for these services in the marketplace has declined steadily, and the Company’s results in this area have declined along with the market generally. The evaluation determined the fair value of the staffing and infrastructure reporting units to approximate their carrying value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three and Nine Months Ended October 1, 2005 and October 2, 2004

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Statements contained herein, which are not strictly historical fact, are forward-looking statements. Words such as “believes,”  “intends,”  “possible,”  “expects,”  “estimates,”  “anticipates,”  “potential,”  “continue” or “plans” and similar expressions are intended to identify forward-looking statements. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements are based upon our current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  The Company’s actual results may vary materially from those projected due to a number of factors including but not limited to the general state of the economy and the accompanying volume of business activity; continued need for its services by current and prospective clients; client cancellations or re-bidding of work; the Company’s ability to control and improve profit margins, including its ability to control operating, labor and employee benefit costs and hourly rates for its services; the availability, retention, continued re-deployment and utilization rates of qualified technical personnel; the loss of one or more material contracts; successful implementation of its core supplier contract with IBM; the success of its current restructuring in creating revenue growth; pursuit of a merger and/or acquisitions strategy and other similar factors. Investors should not rely unduly on forward-looking statements made in this Quarterly Report. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to update reasons why actual results would differ from those anticipated in such forward-looking statements.

For more information concerning risks and uncertainties to the Company’s business refer to the discussion in the “Market Condition, Business Outlook and Risks to Our Business” section in this Quarterly Report, the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 and the Company’s prior Annual Reports, 10-Ks, 10-Qs, other Securities and Exchange Commission filings and investor relations materials.

The following discussion of the results of our operations and our financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes to condensed consolidated financial statements in this 10-Q, our other filings with the Securities and Exchange Commission (SEC) and our other investor communications.

Overview

Total revenue for the three and nine months ended October 1, 2005 was $78.2 million and $236.4 million, respectively, compared to $86.4 million and $258.6 million during the comparable periods ended October 2, 2004. The decrease included a 45.9% and 47.4% decrease in revenue from services provided through subsuppliers for the three and nine months ended October 1, 2005, respectively. For the three- and nine- month periods ended October 1, 2005, 83.1% and 83.5% of our revenues, respectively, was derived from services provided directly, compared to 79.0% and 78.6% during the comparable periods a year ago. The overall decrease in revenue and the change in revenue mix were due mainly to a decrease in revenue from Bank of America, the services for which were provided mostly by subsuppliers and a transition of a number of resources working at IBM under IBM’s predominant suppliers program.

Net loss for the three and nine months ended October 1, 2005 was ($15.6 million) and ($18.7 million), respectively, compared to net income of $1.3 million and $2.4 million for the comparable periods ended October 2, 2004. On a diluted per share basis, the net loss for the three and nine months ended October 1, 2005 was ($.63) and ($.76) per share, respectively, compared with net income of $.05 and $.10 per share for the comparable periods ended October 2, 2004. The results for the three and nine months ended October 1, 2005 include merger-related costs of $1.2 million, or $.05 per diluted share, and $2.1 million, or $.09 per diluted share, respectively, a restructuring charge of $2.9 million, or $.12 per diluted share, a loss of $1.8 million on the write-off of an asset, or $.07 per diluted share, and a goodwill impairment charge of $7.1 million, or $.29 per diluted share.

During the third quarter we continued our focus on managing the key elements to our future success: (i) increasing the number of requirements our sales organization brings to the Company from new and existing clients; (ii) increasing the number of qualified candidates our recruiting organization submits against those requirements; and most importantly, (iii) increasing the rate at which quality submittals turn into placements. To improve our performance on these metrics, during the second quarter we began to implement a number of new business processes in our staffing business. In furtherance of the changes we believed necessary, during the third quarter we reorganized the staffing business and the solutions portion of our business. We believe these changes will improve our efficiency and effectiveness in these businesses.

As important as the preceding factors are to growth of revenue, the bill rates we are able to charge to clients and the margins we are able to obtain on those bill rates are the key indicators of our profitability. Although we continue to experience intense competition, average bill rates increased slightly during the third quarter of 2005. We expect continuing pressure on bill rates during the remainder of 2005, making improvements in our average bill rates very difficult to achieve. We anticipate average bill rates will remain flat for the remainder of 2005.

In pursuit of our strategy to participate actively in the consolidation of the IT services industry, on April 13, 2005 we announced with Computer Horizons Corp. (“CHC”) that the two companies had executed a definitive agreement to combine in a merger-of-equals transaction. Our shareholders approved this transaction with over 97% of the vote at a special meeting held on September 2, 2005. However, the transaction was not approved by the required vote of the CHC shareholders. Despite this setback, we remain committed to playing a significant role in the consolidation occurring throughout our industry.

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

Estimates of Future Operating Results

The realization of certain assets recorded on our balance sheet is dependent upon our ability to obtain profitability. In evaluating the recorded value of our indefinite-lived intangible assets, goodwill, and deferred tax assets for indication of impairment, we are required to make critical accounting estimates regarding the future operating results of the Company. These estimates are based on management’s current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

To evaluate our indefinite-lived intangible assets and goodwill for impairment, we rely heavily on the discounted cash flow model to assess the value of the associated reporting units. The discounted cash flow valuation technique requires us to project operating results and the related cash flows over a seven-year period. These projections involve risks, uncertainties and other factors and are by their nature extremely subjective. If actual results were substantially below projected results, an impairment of the recorded value of our goodwill and intangible assets could result.

To assess the recorded value of our deferred tax assets for possible impairment, we must predict the likelihood of future taxable income generation. Realization of the net deferred tax assets of $2.6 million requires the generation of at least $6.8 million of future taxable income. If the Company does not generate sufficient future taxable income, an impairment of the recorded deferred tax assets could result.

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

In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002 we ceased amortization of indefinite-lived intangible assets including goodwill. Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We performed the test at September 3, 2005 and found an indication of impairment of recorded goodwill with our non-infrastructure solutions reporting unit. Accordingly, we completed the impairment testing during the third quarter of 2005 and recognized an impairment charge of $7.1 million. The evaluation determined the fair value of the staffing and infrastructure reporting units to approximate their carrying value. Additional write-downs of intangible assets may be required if future valuations do not support current carrying value.

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

Restructuring Charge

We recorded a restructuring charge and reserves associated with restructuring plans approved by management during the third quarter of 2005 pertaining to workforce reductions and real estate lease obligations. We also have a small reserve remaining from a restructuring charge recorded in December 2000 that consists of an estimate pertaining to real estate lease obligations. Factors such as the Company’s ability to enter into subleases, the creditworthiness of sublessees, and the ability to negotiate early termination agreements with lessors could materially affect this real estate reserve. While we believe our current estimates regarding lease obligations are adequate, our inability to sublet the remaining space or obtain payments from sublessees could necessitate significant adjustments to these estimates in the future.

RESULTS OF OPERATIONS, THREE- AND NINE- MONTH PERIODS ENDED OCTOBER 1, 2005 VS. OCTOBER 2, 2004

The following tables illustrate the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and nine- month periods ended October 1, 2005 and October 2, 2004. The tables provide guidance in our explanation of our operations and results.

	Three Months Ended		Three Months Ended
	October 1, 2005		October 2, 2004		Increase (Decrease)
		% of		% of		%	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Revenue:
Professional services provided directly	$65,042	83.1%	$68,275	79.0%	$(3,233)	(4.7)%	4.1%
Professional services provided through subsuppliers	7,757	9.9	14,340	16.6	(6,583)	(45.9)	(6.7)
Product sales	5,445	7.0	3,765	4.4	1,680	44.6	2.6
Total revenue	78,244	100.0	86,380	100.0	(8,136)	(9.4)	.0
Salaries, contracted services and direct charges	59,261	75.7	66,504	77.0	(7,243)	(10.9)	(1.3)
Cost of product sales	4,820	6.2	3,491	4.0	1,329	38.1	2.2
Selling, administrative and other operating costs	16,031	20.5	14,910	17.3	1,121	7.5	3.2
Merger related costs	1,225	1.6	--	--	1,225	100.0	1.6
Amortization of intangible assets	342.4		193.2		149	77.2	.2
Restructuring and other severance related costs	3,161	4.0	--	--	3,161	100.0	4.0
Asset write-off	1,817	2.3	--	--	1,817	100.0	2.3
Goodwill impairment	7,050	9.0	--	--	7,050	100.0	9.0
Non-operating income	(4)	(.0)	(9)	(.0)	5	(55.6)	.0
Interest expense	125.2		7.0		118	1,685.7	.2

(Loss) income before income taxes	(15,584)	(19.9)	1,284	1.5	$(16,868)	(1,313.7)	(21.4)
Income tax expense (benefit )	--	.0	--	.0	--	.0	.0

Net (loss) income	$(15,584)	(19.9)%	$1,284	1.5%	$(16,868)	(1,313.7)%	(21.4)%

	Nine Months Ended		Nine Months Ended
	October 1, 2005		October 2, 2004		Increase (Decrease)
		% of		% of		%	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Revenue:
Professional services provided directly	$197,359	83.5%	$203,210	78.6%	$(5,851)	(2.9)%	4.9%
Professional services provided through subsuppliers	22,874	9.7	43,446	16.8	(20,572)	(47.4)	(7.1)
Product sales	16,214	6.8	11,983	4.6	4,231	35.3	2.2
Total revenue	236,447	100.0	258,639	100.0	(22,192)	(8.6)	.0
Salaries, contracted services and direct charges	177,220	75.0	199,365	77.1	(22,145)	(11.1)	(2.1)
Cost of product sales	14,731	6.2	11,088	4.3	3,643	32.9	1.9
Selling, administrative and other operating costs	47,395	20.0	45,150	17.5	2,245	5.0	2.5
Merger related costs	2,113.9		--	--	2,113	100.0	.9
Amortization of intangible assets	729.3		580.2		149	25.7	.1
Restructuring and other severance related costs	3,904	1.6	--	--	3,904	100.0	1.6
Asset write-off	1,817.8		--	--	1,817	100.0	.8
Goodwill impairment	7,050	3.0	--	--	7,050	100.0	3.0
Non-operating income	(26)	(.0)	(17)	(.0)	(9)	52.9	.0
Interest expense	179.1		29.0		150	517.2	.1

(Loss) income before income taxes	(18,665)	(7.9)	2,444.9		(21,109)	(863.7)	(8.8)
Income tax expense (benefit )	--	.0	--	.0	--	.0	.0

Net (loss) income	$(18,665)	(7.9)%	$2,444.9%		$(21,109)	(863.7)%	(8.8)%

Personnel:
Management and administrative	435		415		20	4.8%
Technical consultants	2,750		2,630		120	4.6%

Revenue

Revenue from services provided directly during the three- and nine- month periods ended October 1, 2005 decreased 4.7% and 2.9%, respectively, from the comparable periods a year ago. However, we derived a greater percentage of our total revenue from direct billings during the periods in 2005 as compared to the comparable periods last year. This change in revenue mix was due primarily to a decrease in revenue from Bank of America, for whom services were provided mostly by subsuppliers. Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

The decrease in direct revenue resulted primarily from the decrease in the average number of consultants we had billable during these periods, again due primarily to loss of our status as a prime contractor at Bank of America, and, to a lesser extent, IBM’s implementation of its predominant supplier program. We also experienced a larger than usual seasonal decline in headcount during the first part of 2005. In addition to the decrease in technical consultants, hourly rates decreased slightly during the period ended October 1, 2005 as compared to the same period last year. However, at period end our technical consultant staff had increased by 120 consultants from October 2, 2004 and by 165 consultants from January 1, 2005 due mainly to the addition of resources at IBM following our successful bid to be named as a core supplier at IBM.

Product sales during the three- and nine- month periods ended October 1, 2005 grew by 44.6% and 35.3%, respectively, over the comparable periods last year. Product sales are growing as we continue to successfully implement our IP Telephony strategy.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants. Excluding the revenue associated with product sales, this category of expense as a percentage of revenue was 81.4% and 80.5% for the three- and nine- month periods ended October 1, 2005, respectively, compared to 80.5% and 80.8% for the comparable periods a year ago. This decrease was due mainly to the shift of our revenue mix in 2005 to include less subsupplier revenue with lower margins. Offsetting the shift in revenue mix was an increase in direct costs as a percentage of our direct revenue, excluding product sales, caused primarily by lower than desired utilization rates in our solutions business units. These costs increased to 79.8% and 78.9% for the three- and nine- month periods ended October 1, 2005, respectively, compared to 77.3% and 77.6% for the comparable periods a year ago. Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Cost of Product Sales

Cost of product sales represent our cost when we resell hardware and software products. These costs, as a percentage of product sales, decreased slightly from 92.7% and 92.5% for the three- and nine- month periods ended October 2, 2004, respectively, to 88.5% and 90.9% for the comparable periods ended October 1, 2005. Our margins on product sales have improved as a result of obtaining greater discounts from vendors as a result of higher volume and vendor promotional programs.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of cost represented 20.5% and 20.0% of total revenue for the three- and nine- month periods ended October 1, 2005, respectively, up from 17.3% and 17.5% for the comparable periods in 2004. A portion of this increase is attributable to investments in additional sales and recruiting resources during the fourth quarter of 2004 and continuation of these investments throughout 2005. Also, during 2005, we incurred certain costs to integrate WireSpeed and Redwood and invested significantly in training internal resources to help capitalize on the opportunity created by our WireSpeed and Redwood acquisitions. We are committed to continuing to manage this category of expense to the right level for the Company; however, there can be no assurance this category of cost will not increase as a percentage of revenue, especially if our revenue continues to decline.

Merger Related Costs

During the three and nine months ended October 1, 2005, we incurred $1.2 million and $2.1 million, respectively, of significant costs relating to the merger with Computer Horizons Corporation. These costs consist primarily of amounts paid or accrued for legal, accounting, investment banking, proxy solicitation, consulting and other costs.

Amortization of Intangible Assets

Amortization of intangible assets increased during the three and nine months ended October 1, 2005. In accordance with SFAS No. 141, during the third quarter we completed the purchase price allocations for the purchases of WireSpeed in January 2005 and Redwood in April 2005. As a result, we recognized $1.1 million and $1.7 million for WireSpeed and Redwood, respectively, of intangible assets with definite useful lives. The definite-lived intangible assets consisted entirely of customer relationships and will be amortized over periods of 4 years to 20 years.

Restructuring and Other Severance Related Costs

We recorded restructuring and severance related costs of $3.2 million and $3.9 million during the three and nine months ended October 1, 2005, respectively. Of this amount, during the three and nine months ended October 1, 2005, $900,000 and $1.6 million, respectively, related to workforce reductions. The remaining $2.3 million for both the three and nine month periods related to lease obligations and abandonment costs (net of sub-lease income) for locations where we have chosen to downsize or exit completely.

Asset Write-Off

During the three months ended October 1, 2005 we recorded an asset write-off of $1.8 million with respect to software development costs. Since 2002 we have been investing in the customization of this software, but the software had become increasingly difficult to customize, leading to our decision to terminate our development contract with the owner of the software and write-off our investment in the software.

Goodwill Impairment

In accordance with the provisions of SFAS No. 142, we performed our annual test of goodwill during the third quarter and found an indication of impairment with our non-infrastructure solutions reporting unit. Accordingly, we completed the impairment testing during the third quarter of 2005 and recognized an impairment charge of $7.1 million.

Non-Operating Income

Non-operating income, consisting primarily of interest income, decreased slightly during the three months ended October 1, 2005 compared to the equivalent period a year ago due to a decrease in average invested cash balances. However, non-operating income increased during the nine months ended October 1, 2005 compared to the equivalent period a year ago due to an increase in average invested cash balances and an increase in the rate of return on those investments.

Interest Expense

Interest expense during the three- and nine- month periods ended October 1, 2005 increased over the equivalent periods a year ago due to an increase in average borrowings under the Company’s line of credit and a rise in interest rates.

Income Taxes

We have not recorded an income tax benefit during the three- and nine- month periods ended October 1, 2005 due to the uncertainty of such benefits realization in the future as indicated by the Company’s recording of income tax valuation reserves. We maintain large valuation reserves against our net deferred tax assets. As we generate operating losses, we expect to continue our practice of adding to these reserves to negate any income tax benefit that may otherwise have been recorded. The Company will continue to maintain a valuation reserve against its net deferred tax assets until such time that the Company believes it is more likely than not that such assets will be realized in the future.

Personnel

Administrative and management personnel increased from October 2, 2004 to October 1, 2005 mainly as a result of increased staff in our recruiting organization.

Technical consultants increased from October 2, 2004 to October 1, 2005 due mainly to the transition of consultants from other vendors after we were named as one of IBM’s core suppliers of IT staffing services in July 2005.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	October 1,	January 1,	Increase	Increase
(In thousands except percentages)	2005	2005	(Decrease)	(Decrease)

Cash and Cash Equivalents	$100	$7,889	$(7,789)	(98.7)%
Accounts Receivable	63,224	57,764	5,460	9.5
Other Current Assets	3,188	3,208	(20)	(0.6)
Total Current Assets	$66,512	$68,861	$(2,349)	(3.4)

Accounts Payable	$19,991	$16,366	$3,625	22.1
Salaries and Vacations	6,541	9,388	(2,847)	(30.3)
Line of Credit	6,794	--	6,794	100.0
Restructuring accruals - current	1,522	251	1,271	506.4
Other Current Liabilities	6,846	3,417	3,429	100.4
Total Current Liabilities	$41,694	$29,422	$12,272	41.7

Working Capital	$24,818	$39,439	$(14,621)	(37.1)
Current Ratio	1.60	2.34	(.74)	(31.6)

Total Shareholders’ Equity	$55,279	$72,618	$(17,339)	(23.9)%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash to flow through the Company. During the three- and nine-month periods ended October 1, 2005, we made total payments of approximately $50.8 million and $153.8 million, respectively, to pay our employee’s wages, benefits and associated taxes. We also made payments of approximately $15.0 million and $47.1 million, respectively, to pay vendors who provided billable technical resources to our clients through us. We made payments of approximately $11.8 million and $38.7 million, respectively, to fund other operating expenses such as our cost of product sales, employee expense reimbursement, office space rental and utilities. Finally, we paid $5.5 million in cash related to acquisitions during the nine-month period ended October 1, 2005.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due the Company for services rendered to our clients (approximately $74.3 million and $230.5 million, respectively, in the three- and nine- month periods ended October 1, 2005). In addition, during the three and nine months ended October 1, 2005, we utilized $3.2 million and $6.8 million, respectively, of cash from borrowings under our line of credit to cover these expenditures. Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients. While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability of the Company to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at October 1, 2005 decreased considerably from January 1, 2005. Generally, our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. The decrease in cash, and the increase in our debt level, experienced since January 1, 2005 was due mainly to the purchase of WireSpeed Networks LLC in January 2005 and Redwood Solutions Corporation in April 2005, the impact of merger and severance related costs during the second and third quarter, the addition of property and equipment, and the funding of our operating loss in the first nine months of 2005. Historically, we have been able to support internal growth in our business with internally generated funds. If we are unable to return to profitability, or if we continue to use our cash to make small acquisitions, we would expect our need to borrow to increase.

Working capital at October 1, 2005 was down considerably from January 1, 2005 due mainly to cash paid at closing of the acquisitions of WireSpeed and Redwood, the impact of merger, restructuring and severance related costs, and our operating losses during the first nine months of 2005. At October 1, 2005 we had $6.8 million of borrowings under our line of credit. The ratio of current assets to current liabilities decreased considerably at October 1, 2005, compared to January 1, 2005.

Our asset-based revolving credit agreement, consummated in April 2002, provides us with up to $45.0 million of availability. At October 1, 2005, the total borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was at $28.7 million, of which $6.8 million had been utilized. Borrowings under the credit agreement are secured by all of the Company’s assets.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. The credit agreement expires on October 31, 2006. As amended, the credit agreement requires the payment of a commitment fee of .25% of the unused portion of the line, an annual administration fee of $25,000, and carries an interest rate on daily advances of the Wall Street Journal’s “Prime Rate”, or 6.75% currently, and fixed-term advances to the LIBOR rate plus 2.0%. The agreement restricts, among other things, the payment of dividends, establishes limits on capital expenditures and requires the Company to maintain a minimum accounts payable turnover ratio.

During the three- and nine- month periods ended October 1, 2005, we made capital expenditures totaling $1.1 million and $2.9 million, respectively, compared to $312,000 and $1.8 million, respectively, in the three- and nine- month periods ended October 2, 2004. We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

The Company leases office facilities under non-cancelable operating leases. Deferred compensation is payable to participants in accordance with the terms of individual contracts. Minimum future obligations on operating leases and deferred compensation at October 1, 2005, are as follows:

(in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Operating Leases	$4,890	$5,799	$463	$--	$11,152

Deferred Compensation	1,783	1,069	332	441	3,625

Total	$6,673	$6,868	$795	$441	$14,777

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS No. 123, “Share-Based Payment.” The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The Statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. Effective April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS No. 123(R) to the beginning of the first fiscal year beginning after June 15, 2005, instead of at the beginning of the first fiscal quarter after June 15, 2005. The Statement is effective for the Company beginning in the first quarter of fiscal 2006. The Company has not completed the process of evaluating the full financial statement impact that will result from the adoption of SFAS No. 123(R). See Note 1 to the condensed consolidated financial statements for the Company’s disclosure regarding the pro forma effect of the adoption of SFAS No. 123(R) on the Company’s consolidated financial statements.

Market Conditions, Business Outlook and Risks to Our Business

Several market conditions exist in the staffing business of the IT services industry. Although IT staffing continues to represent more than half of our total revenues, on the whole, during the first nine months of 2005 we experienced a slight decrease in demand for our IT staffing services. In July 2005, however, we signed our new core supplier agreement with IBM. Since then we have seen an increase in requirements for our IT staffing services and an increase in our billable technical personnel during the third quarter, due mostly to the new IBM agreement, but also due in part to other activity in our staffing business. While we expect that our agreement with IBM and other activity in our staffing business will result in an increase in revenue in the fourth quarter, there can be no assurance that we will see continuous increases in revenue for several reasons.

Intense price competition in the area of IT staffing has created pressure on billable hourly rates, and clients continue to request lower cost models for staffing services. As a result, we experienced a decrease in billing rates in the first nine months of 2005. Although we were able to increase rates slightly during the third quarter, we expect rates to remain a challenge throughout the remainder of the year. The Company’s selection as core supplier of IT staffing services to IBM services resulted from IBM’s strategic decision to reduce its number of IT staffing suppliers. We believe that our selection as a core supplier significantly enhances our opportunity to increase the amount of business we have with IBM. Under this arrangement, however, we accept lower hourly rates in return for the opportunity to do a greater volume of business with IBM although there can be no assurance that we will realize the full extent of the opportunity or that the volume will offset lower rates.

Additionally, low cost offerings for IT staffing services through e-procurement systems, extremely competitive bidding processes, granting of various types of discounts and the use of offshore resources will continue, thus making improvement in our average billing rates very difficult. Our ability to respond to customer requests for lower pricing or to provide other low cost solutions in this area of our business will have a direct effect on our performance. Management expects these price competitive conditions in the area of IT staffing services to continue for the foreseeable future, although it expects that demand for these services will increase as the economic recovery continues.

IBM’s implementation of its predominant supplier program, whereby consulting contracts related to specific skill sets are awarded to the predominant suppliers of such skill sets, could result in a loss of certain business with IBM while the Company simultaneously adds other IBM business as a core supplier. Loss of this business or a substantial portion of it could have a material adverse effect on the Company.

Our ability to quickly and cost-effectively identify, attract and retain qualified technical personnel, especially during an economic recovery, will be a factor in determining the results of our operations and ability to grow in the future. Competition for qualified personnel is intense, and we have begun to see some increases in wages required to hire and/or retain billable consultants. In addition to our ability to control labor costs, our ability to control employee benefits costs and other employee-related costs will affect our future performance. In an effort to contain our benefits costs, we have periodically implemented changes to our benefits plans. While these changes have been effective in controlling our benefits costs, our ability to control these costs by implementing changes in the benefits programs will be affected by increases in medical and other benefits costs. Our ability to respond to the conditions outlined above will bear directly on our performance. Finally, the terms and conditions standard to computer consulting services contracts present a risk to our business. In general, our clients can cancel or reduce their contracts on short notice. Loss of a significant client relationship or a significant portion thereof, a significant number of relationships or a major contract could have a material adverse effect on our business.

The market conditions in the IT staffing arena and the IT services industry in general require us to focus even more keenly on the efficiency of our operations. We continue to concentrate on IT staffing services in Fortune 500 and small and medium-sized businesses, business solutions for small and medium-sized businesses, and business opportunities with technology and product partners.

To serve this diverse client base, we are focusing on the following objectives: i) implementing a next generation staffing model (New Equities), which will transform workforce deployment and human capital management; ii) implementing a number of improvements around key business processes that we believe will better align our business with the market needs and allow us to build a more adaptive delivery model to drive growth; iii) building a focused set of services and solutions around high-demand, emerging technologies; and iv) being an active participant in the significant consolidation taking place throughout our industry. We believe these objectives present opportunities to grow our business and provide the scale we believe necessary to be successful in the staffing business in the long term. We believe scale is important because more and more clients require it, and such scale provides the operating leverage necessary to create competitive margins.

Our restructuring during the third quarter formalized changes we began to make in the second quarter and was designed to respond to the needs of our business as they relate to the four objectives discussed above. In the staffing portion of our business, we have adapted our delivery model to better align our sales and delivery capabilities with our clients’ individual needs and preferences. Continued refinement of this new structure will continue. On the solutions side of our business, we have realigned sales and delivery capabilities on a practice-by-practice basis and implemented other changes to streamline and focus this portion of our business. This realignment is designed to drive sales growth and increased utilization rates in our solutions practices. Our future success will depend in part on our success in implementing these changes.

Another objective of our restructuring, controlling operating costs while attempting not to impact our ability to respond to our clients, also is a factor in our future success. Through the restructuring we have continued to streamline our operations by consolidating offices and reducing administrative and management personnel. We continue to review our company structure for more efficient methods of operating our business and delivering our services. We may not be able to continue to reduce costs without affecting our ability to timely deliver service to our clients and therefore may choose to forego particular cost reductions, or to increase investments in certain areas, if we believe it would be prudent to do so for the future business of the Company.

As the IT services market continues to consolidate, we continue to look for opportunities to acquire well-managed companies with strong client and/or vendor relationships, and with geographic or vertical market presence complementary to our business. As a result, we acquired the assets of two companies, WireSpeed Networks LLC during the first quarter of 2005 and Redwood Solutions Corporation during the second quarter of 2005. These acquisitions provide the opportunity to expand our existing service offerings within our solutions group in the areas of IP telephony and data storage solutions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our financing agreement with GE Capital Corporation carries a variable interest rate, which exposes us to certain market risks. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates. For example, if our average outstanding balance on our line of credit were $5.0 million, a one percent increase in interest rates would result in an annual interest expense increase of approximately $50,000.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the special meeting of shareholders held September 2, 2005, the following actions were taken:

(a) Approval of proposed merger with Computer Horizons Corporation (“Proposal 1”)

The shareholders voted their shares to approve the merger with Computer Horizons Corporation by the following vote:

In favor	15,792,490
Against	557,961
Abstain	31,390

(b) Approval of any motion to adjourn or postpone the special meeting to another time and place, if necessary, to permit the further solicitation of proxies to establish a quorum or to obtain additional votes in favor of Proposal 1

The shareholders voted their shares to approve any motion to adjourn or postpone the special meeting, if necessary, by the following vote:

In favor	14,338,840
Against	1,962,699
Abstain	80,302

Item 6. Exhibits

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: November 10, 2005	By:	/s/ Michael J. LaVelle
Michael J. LaVelle
Chief Executive Officer

Date: November 10, 2005	By:	David J. Steichen
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