Form 10-K
period 2005-12-31
ANALYSTS INTERNATIONAL CORP
filed 2006-03-16
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, par value $.10 per share
(Title of class)
Common Share Purchase Rights
(Title of class)

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. Large Accelerated Filer ☐ Accelerated Filer ☑ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 2, 2005) was $84,603,737 based upon the closing price as reported by Nasdaq.

As of March 10, 2006 there were 24,820,730 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference herein are portions of (i) the Analysts International annual report to shareholders for the year ended December 31, 2005 (Parts I, II and IV) and (ii) the proxy statement for our 2006 Annual Meeting of Shareholders to be held on May 25, 2006 (Part III).

PART I

Item 1. Business.

Introduction

Established in 1966, Analysts International Corporation (“Analysts International,” “Analysts”, the “Company” or “we”), a Minnesota corporation, is a technology services company that specializes in delivering and integrating technology for businesses. Analysts International partners with industry leaders to deliver the hardware, applications and expertise to help advance businesses through the intelligent application of technology. In the United States, Analysts International serves client companies through a network of offices. Analysts International also has a minor presence in Canada and in the United Kingdom where we have a wholly-owned subsidiary, AiC Analysts Ltd.

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

    In the third quarter of 2005, we introduced a more focused approach for the Technology Integration and Outsourcing services offerings. We identified four major practice areas which are aligned with leading edge technologies:

-	IP Communications which includes Wireless, IP Telecommunications, Call Center and Security Services
-	Storage Solutions which includes storage product support and VMware services
-	Lawson Services which includes integration, customization, and administration of Lawson applications
-	IT Outsourcing which includes Application Outsourcing, Help Desk, Hosting, and Field Engineering services

    In addition, state and local government is a key vertical market for the Company providing a broad array of market opportunities including criminal justice information systems and mobile and wireless solutions.

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

In 2000, we acquired SequoiaNET.com, Inc. (“Sequoia”). With this acquisition, we expanded our existing service offerings to include web site development and other eBusiness services, network infrastructure, additional application development capabilities and other IT services. The Sequoia acquisition also brought us key relationships with Microsoft, Cisco, Dell, Hewlett Packard and key vendors in the network infrastructure arena.

During 2002, we established a wholly-owned subsidiary, Medical Concepts Staffing, Inc., through which we have begun to offer staffing services to the medical industry. This subsidiary did not generate significant revenue during 2005.

As part of our effort to grow the services offered by our Solutions practices, in January 2005, the Company acquired the assets of WireSpeed Networks, LLC (“WireSpeed). WireSpeed was a Cincinnati-based company specializing in IP telephony and wireless networking. WireSpeed's assets, employees and service offerings have been integrated into Analysts International's Technology Integration Services group, extending and enhancing the Company's offerings in this rapidly growing area.

In April 2005, the Company also acquired the assets of Redwood Solutions Corporation (“Redwood”). Redwood was an information technology services company based in Livonia, Michigan, specializing in integrating hardware and software solutions for data storage and retrieval systems. Redwood's assets, employees and service offerings became part of Analysts International's Storage Solutions Group.

Major clients

International Business Machines Corporation

We provide services through most of our area offices to various divisions of International Business Machines Corporation (“IBM”), a major client of the Company. The services we provide to IBM are predominantly in the area of IT staffing. Analysts International’s contract with IBM was renewed as a National Technical Services (“NTS”) Core Supplier for a three year period on July 8, 2005.

IBM requires Analysts International and other participating vendors to use a predetermined rate matrix for their hourly rates in return for the opportunity to do a greater volume of business with IBM. Generally, the rates we can charge for services provided are lower than the rates we would normally charge for the same services. IBM business under the national contract accounted for approximately 13% and 12% of our total revenue for fiscal years 2005 and 2004, respectively.

Lexmark International, Inc.

For over eleven years, Analysts International has provided IT staffing services for Lexmark International, Inc., a Lexington, Kentucky-based company that is a leading developer, manufacturer and supplier of laser and inkjet printers, multifunction products, associated supplies and services. In fiscal 2003, Lexmark chose Analysts International as one of three prime vendors to continue to provide IT staffing services. Analysts International’s professional services agreement for staffing was renewed on August 5, 2005 and expires on August 4, 2007.

Also in 2003, Lexmark engaged Analysts International’s Managed Services Group to implement a Vendor Management System (“VMS”), a web-based application for managing temporary labor resources. Under this agreement, Analysts International provides consolidated billing for all of Lexmark’s IT contract suppliers and training and process management for the VMS tool and system Analysts International’s professional services agreement with Lexmark for the services of the Managed Services Group was renewed on July 25, 2005 and expires on July 24, 2007. Lexmark has the right to extend this agreement for up to two (2) consecutive periods of one (1) year each.

Revenue from services provided to Lexmark was approximately 6% and 5% of our total revenue for fiscal years 2005 and 2004, respectively.

Revenue by Industry

Analysts International provides its services to a wide range of industries. Its revenue for fiscal 2005 was derived from services rendered to customers in the following industry groups:

Approximate Percent of FY 2005 Revenue

Services	33.3%
Electronics/Manufacturing	23.9%
Financial	10.1%
Oil and Chemical	8.5%
Transportation	8.2%
Health Care	4.4%
Government	3.7%
Merchandising	3.4%
Telecommunications	3.2%
Other	1.3%

Analysts International provided services to more than 1,000 clients during 2005. Consistent with its practices in prior years, the Company rendered these services predominantly on a time and materials hourly rate basis under which invoices for services rendered were submitted no less frequently than monthly with payment generally due in 30 to 60 days.

Organization and Marketing

Analysts International provides its services through area sales and customer service offices, assigned on a geographical basis to one of ten areas and a national account segment. Each area sales office is staffed with sales, recruiting and technical personnel and is managed by an area sales manager, who has primary responsibility for the profitability of the area. The area sales manager has broad authority to conduct the operation of the office, subject to adherence to corporate policies. In general, Analysts International establishes customer service offices to support specific projects for one or more customers in areas not served by an area sales office and manages them through an area sales office within the same geographical region. A customer service office may become an area sales office, usually when the volume of business and the prospects for additional business justify the additional expenses associated with area office status.

During the year ended December 31, 2005, the Company maintained a business presence in the following locations: Atlanta, GA; Austin, TX; Boca Raton, FL; Boulder, CO; Charlotte, NC; Chicago, IL; Cincinnati, OH; Columbus, OH; Dallas, TX; Denver, CO; Des Moines, IA; Detroit, MI; Grand Rapids, MI; Houston, TX; Indianapolis, IN; Kansas City, MO; Lansing, MI; Las Vegas, NV; Lexington, KY; Livonia, MI; Los Angeles, CA; Minneapolis, MN; New York, NY; Omaha, NE; Phoenix, AZ; Raleigh/Durham, NC; Richmond, VA; Rochester, MN; Rochester, NY; St. Louis, MO; San Francisco, CA; Seattle, WA; Silicon Valley, CA; Tampa, FL; Toledo, OH; Tulsa, OK; Toronto, Canada; and London, England.

Analysts International utilizes its own direct sales force to sell its services. At December 31, 2005, the Company employed more than 65 sales representatives. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the Company’s business. At December 31, 2005, the Company employed more than 55 recruiters.

Competition

Analysts International competes with the computer consulting and/or IT staffing divisions of several large companies (including Adecco, Accenture, Kelly Services, Modis, TEKsystems and Manpower) on a national basis. These organizations and their applicable divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

Analysts International also competes with other national IT services companies such as Computer Task Group, Ciber, Inc., Keane, Inc. and Computer Horizons Corp.

Analysts International’s area and customer service offices compete in local markets with numerous regional and local software services firms. Most of these competitors are approximately the same size as or smaller than the Company’s local office, although in certain market areas they are larger than the Company’s local office.

Principal competitive factors in the IT services business include technical expertise, responsiveness to customers' staffing needs, reputation and credibility, service delivery models and tools and hourly rates. Analysts International believes it is competitive in these respects.

Personnel

As of December 31, 2005, Analysts International had approximately 3,095 personnel. Of these, approximately 2,449 are systems analysts, computer programmers and other business/technology personnel whose services are billable to clients. Several years of experience in the IT industry is generally a prerequisite to employment with the Company.

Available Information

We maintain our company website at www.analysts.com and make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, in the Investor Relations section of the website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission.

Other Matters

The Company’s principal office is identified in Item 2 below. Raw materials, seasonality, compliance with environmental protection laws, and patents, trademarks, licenses, franchises or other concessions are not material to an understanding of the Company’s business. No portion of the Company’s business is subject to re-negotiation of profits at the election of the government. Backlog is not material because nearly all of the Company’s contracts for services, including contracts with the government (which are not material), are terminable by either the customer or the Company on notice of 30 days or less.

Item 1A. Risk Factors

Market conditions and intense competition within the IT staffing industry may result in a loss of market share and could adversely affect our business.

        The market for our services is extremely competitive. Intense price competition in the area of IT staffing, continued pressure on billing rates, and customers' continued requests for lower cost models for IT staffing services will continue to pressure and, in some cases, could adversely impact our operating results. Management expects that clients will continue, for the foreseeable future, to request lower cost offerings for IT staffing services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of offshore resources. Our ability to respond to customer requests for lower pricing or to provide other low-cost solutions in this area of our business will have a direct effect on our performance. Furthermore, we are experiencing pressure from some clients who desire to utilize companies with larger market capitalization than ours for their IT staffing needs, requiring us to look for internal and external revenue growth opportunities. We expect competitive conditions in the area of IT staffing services to continue for the foreseeable future, although we expect demand for these services will increase modestly.

        Additionally, many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do and as a result, they may be able to adjust to changing market conditions and respond to customer demands more effectively than we are able. They may also have greater resources to devote to the development of new technologies, products and services. It is possible that new competitors, alliances among competitors or alliances between competitors and third parties may emerge and acquire significant market share. If this were to occur, it could have an adverse effect on our business, results of operations and financial condition.

We derive a majority of our revenue from our IT staffing services and any decrease in demand for these services would adversely affect our revenues and operating performance.

        IT staffing continues to represent a majority of our total revenue and direct revenue. Recently, many companies have transitioned their IT services to low-cost, offshore outsourcing centers, particularly in India, that perform the companies' technology-related work and projects. This trend has contributed to the decline in domestic IT staffing services revenue as well as some on-site solutions-oriented projects. While we saw a slight increase in demand for our services in 2005, we experienced intense competition on average bill rates throughout the year and experienced a loss in subsupplier revenue resulting from the loss of prime vendor status at a large national account. There can be no assurance as to when, or if, we will experience sustained revenue growth. Our ability to respond to competitive conditions and trends will have a direct impact on our performance.

Our success is directly dependent on our ability to attract and retain qualified technical personnel. Increased competition for these individuals may adversely affect our business.

        Our ability to quickly identify, attract and retain qualified technical personnel, especially during an economic recovery, will affect our results of operations and our ability to grow in the future. Competition for qualified personnel is intense. If we are unable to hire the talent required by our clients in a timely, cost-effective manner and with mutually beneficial pay rates and benefit packages, it will affect our ability to grow the business.

Our ability to control employment-related costs and successfully implement cost-saving changes to our employee benefit plan will directly affect our profitability.

        In addition to our ability to control labor costs, our ability to control employee benefit costs and other employee-related costs will affect our future performance. In an effort to contain our benefits costs, we implement regular changes to our benefits plans. While we believe the changes we implement will be effective in helping us control costs, the effectiveness of these changes may vary due to factors beyond our control such as rising medical costs, the amount of medical services used by our employees and similar factors.

Our success is dependent on our ability to market our products and services to our existing client base, to attract and retain new customers, and to successfully implement our customer service objectives.

        We continue to concentrate on IT staffing services in Fortune 500 and small and medium-sized businesses, business solutions for small and medium-sized businesses, and business opportunities with technology and product partners. To serve this client base, we are focusing on the following objectives: (i) implementing a next generation staffing model, which will transform workforce deployment and human capital management; (ii) continuing to implement a number of improvements around key business processes that we believe will better align our business with the market's needs and allow us to build a more adaptive delivery model to drive growth; (iii) building a focused set of services and solutions around high-demand, emerging technologies; and (iv) being an active participant in the significant consolidation taking place throughout the IT staffing and solutions industry. We believe these objectives present opportunities to grow our business and provide the scale we believe necessary to be successful in the staffing business in the long term. We believe scale is important because more clients require it, and scale provides the operating leverage necessary to create competitive margins. Success in meeting the objectives outlined above will depend on, among other things, our ability to compete with other vendors, our ability to obtain qualified technical personnel, acceptance of our next generation staffing model by the marketplace, our success in obtaining new clients and our ability to implement those objectives.

Our ability to compete in the IT staffing and solutions industry is partially dependent on our ability to continue to grow our business through acquisitions and manage the risks associated with our acquisition strategy.

        The size of an IT staffing and solutions provider is becoming increasingly important to our existing and potential customers. As the IT staffing market continues to consolidate, we continue to look for opportunities to acquire well-managed companies with strong client and/or vendor relationships and with geographic or vertical market presence complementary to our business. In pursuit of this strategy, we acquired WireSpeed Networks, LLC, an IP telephony company, and Redwood Solutions Corporation, a data storage solutions provider. Utilizing an acquisition strategy to grow revenues presents significant risks. If we are unable to transition and maintain the employee, client and vendor relationships of acquired companies, or are unable to integrate the back office operations of these companies to provide seamless and cost effective service to our combined clients, the anticipated benefits of these transactions may be less than expected. Additionally, use of our financial resources to acquire companies means these resources are not available for ordinary operations. While we expect to enter into transactions that are accretive to earnings and enhance cash flow, failure to successfully integrate acquired companies and achieve such results could have a material adverse effect on our business.

Our ability to control costs and adequately respond to client needs is critical to our continued success.

        Controlling our operating costs while not impeding our ability to respond to the needs of our clients is a key factor to our success. We have continued to streamline operations by consolidating offices, reducing administrative and management personnel and continuing to review the company structure for more efficient methods of operating our business and delivering our services. We may not be able to continue to reduce costs without affecting our ability to timely deliver service to our clients and therefore may choose to forego particular cost reductions if we believe it would be prudent to do so.

The terms of our standard agreements with our customers allow the customers to terminate or reduce the amount of our services they purchase from us on short notice, and a limited number of customers comprise a significant portion of our revenues. The loss of one or more significant customers could negatively affect our business.

        Terms and conditions standard to computer consulting services contracts also present a risk to our business. In general, our customers can cancel or reduce their contracts on short notice. A large portion of our revenue has and will likely continue to depend on sales to a limited number of customers. During fiscal 2005, sales to IBM (13%) and Lexmark (6%) in the aggregate accounted for more than nineteen percent (19%) of our net revenues. Loss of either of these significant customer relationships or a significant portion thereof, a significant number of other relationships or a major contract could have a material adverse effect on our business.

Our ability to manage our working capital is critical to our continued growth and success.

        We believe our working capital will be sufficient for the foreseeable needs of our business. Significant rapid growth in our business, a major acquisition or a significant lengthening of payment terms with major clients could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have an adverse material effect on our business. Failure to comply with the requirements of our credit agreement could have a material adverse effect on our business.

Our financing agreement subjects the Company to certain market risks that could result in an increase in the Company's annual interest expense.

        Our financing agreement with GE Capital Corporation carries a variable interest rate, which exposes the company to certain market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates.

Certain risks of our business are uninsured and a claim or claims could adversely affect our business.

        We maintain standard insurance coverage such as general liability insurance, including coverage for errors and omissions, property insurance and auto insurance. We do not maintain coverage for employment practices liability or liability for infringement of the intellectual property of third parties.

        We attempt to control the risk of not having infringement liability insurance by entering into service agreements with terms that either disclaim or limit our liability for such claims. We may not able to do so in a definitive manner in all agreements. In addition, disclaimers or limitations of liability for infringement in our contracts may not be enforceable in all situations. We attempt to control the risk of liability for employment claims by implementing and following sound employment practices and policies and through employee training as we deem necessary. Even if the terms of our agreements are sufficient to protect us from liability for infringement, our employment practices are appropriate or we are otherwise successful in defending infringement or employment claims, costly and time-consuming litigation of any such claim could adversely impact our business. A large successful claim brought against us for infringement or employment practices could have an adverse effect on our business, operating results and financial condition.

Our quarterly operating results have varied, and are likely to continue to vary. This may result in volatility in the market price of our common stock.

        Our quarterly revenues and operating results have varied in the past and are likely to vary from quarter to quarter. This may lead to volatility in our share price. Some other factors that may cause the market price of our common stock to fluctuate substantially include:

• the failure to be awarded a significant anticipated project;

• the termination by a client of a material contract or the timing of purchase order expiration on existing contracts;

• announcement of new services by us or our competitors;

• announcement of acquisitions or other significant transactions by us or our competitors;

• changes in or failure to meet our earnings estimates or the estimates of securities analysts;

• sales of common stock by our existing shareholders or the perception that such sales may occur;

• adverse judgments or settlements obligating us to pay damage awards; and

• changes in management.

The introduction of competitive IT solutions embodying new technologies and the emergence of new industry standards may render our existing IT solutions or underlying technologies obsolete or unmarketable which could have an adverse effect on our business.

        The IT solutions industry is characterized by rapid technological change, changing client requirements and new service and product introductions. The introduction of competitive IT solutions embodying new technologies and the emergence of new industry standards may render our existing IT solutions or underlying technologies obsolete or unmarketable. As a result, we are dependent in large part upon our ability to develop new IT solutions that address the increasingly sophisticated needs of our clients, keep pace with new competitive service, product offerings and emerging industry standards and achieve broad market acceptance. Our business will be adversely affected if we are not successful in developing and marketing new IT solutions that respond to technological change, changing client requirements or evolving industry standards.

Forward-Looking Statements

Statements contained herein, which are not strictly historical fact, are forward-looking statements.  Words such as “believes,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements.   Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on the Company’s current expectations for future demand for our products and services, our revenues, earnings, results of operations and sales and relate to, among other things, our growth strategies, cost-control methods, our working capital and cash requirements, our ability to meet the requirements of our credit agreement, and the realization of our deferred tax assets.  The Company’s actual results may vary materially from those projected due to certain risks and uncertainties such as the general state of the economy, volume of business activity, continued need for our services by current and prospective clients, client cancellations or re-bidding of work, the Company’s ability to control and improve profit margins, including our ability to control operating and labor costs and hourly rates for our services, the availability and utilization of qualified technical personnel and other similar factors.  For more information concerning risks and uncertainties related to the Company’s business, refer to the Company’s prior Annual Reports, 10-Ks, 10-Qs, other Securities and Exchange Commission filings and investor relations materials.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties.

Analysts International’s principal executive offices and the Minneapolis area office are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building in which it leases approximately 93,000 square feet. All other locations are held under leases with varying expiration dates ranging from 30 days to 4 years. See Note H of Notes to Consolidated Financial Statements in the annual report incorporated by reference in this Form 10-K as Exhibit 13.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2005.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Title

Michael J. LaVelle	66
Chairman of the Board since 2004. Mr. LaVelle was the Company’s Chief Executive Officer from 2004 until December 2005. He served as President and Chief Executive Officer from 2002 to 2004 and President and Chief Operating Officer from 1999 to 2002. He was the Senior Vice President of Operations from 1998 to 1999, Southern Region Vice President from 1996 to 1998 and Dallas Branch Manager from 1989 to 1996.

Jeffrey P. Baker	43
President and CEO since January 2006. Mr. Baker became President of the Company in 2004. Prior to joining Analysts International in 2004 Mr. Baker was a partner for PricewaterhouseCoopers (PwC) Consulting where he served in a variety of leadership roles.

David J. Steichen	41	Mr. Steichen has been the Company’s Chief Financial Officer and Treasurer since 2003. He was the Corporate Controller and Treasurer from 1999 to 2003.

Colleen M. Davenport	42	Ms. Davenport has been the Company’s Secretary and General Counsel since 2000. She was the Company’s Assistant Secretary and Associate General Counsel from 1989 to 2000.

Terms of office expire as of the Annual Meeting in 2006.

PART II

The following portions of the Company’s annual report to shareholders for the fiscal year ended December 31, 2005 are incorporated by reference in response to Items 5, 6, 7 and 8 as follows:

Items in Form 10-K	Caption/Section in Annual Report	Page

5	Market for Registrant’s Common Equity and Related Stockholder Matters	34

6	Five Year Financial Summary	35

7	Management’s Discussion and Analysis	5-17

8	Financial Statements, and Supplementary Data	18-30, 36

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Our financing agreement with GE Capital Corporation carries a variable interest rate, which exposes us to certain market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates. For example, our outstanding balance on our line of credit averaged $5.6 million during 2005. A one percent increase in interest rates would result in an annual interest expense increase of approximately $56,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with or changes in the Company’s independent auditors within the past two fiscal years.

Item 9a. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, Jeffrey P. Baker, and Chief Financial Officer, David J. Steichen, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report to Shareholders incorporated herein as Exhibit 13.

(c) Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information.

During the fourth quarter of fiscal year 2005, John D. Bamberger began to focus his efforts on managing performance improvement initiatives in our Solutions business unit and no longer performs the duties of Chief Operating Officer.

PART III

The information regarding executive officers required by Item 10 is set forth under the caption “Executive Officers of the Company” in Part I of this Form 10-K. Other information called for in Part III, including information regarding directors of the registrant (Item 10), executive compensation (Item 11), security ownership of certain beneficial owners and management (Item 12), and principal accounting fees and services (Item 14), is set forth in the Company’s definitive proxy statement for the annual meeting of shareholders to be held May 25, 2006, filed pursuant to Regulation 14A, as follows:

Items in Form 10-K	Caption in Definitive Proxy Statement

10	Election of Directors

10	Audit Committee Financial Expert

10	Code of Ethics

11	Executive Compensation

12	Election of Directors and Principal Shareholders

14	Independent Audit Fees

Item 13. Certain Relationships and Related Transactions.

During fiscal 2005:

a.
The Company paid Piper Jaffray & Co. (“Piper Jaffray”) approximately $73,000 for financial consulting and advisory services. Katie L. Norman, the daughter of board member Frederick W. Lang, received approximately $30,000 of the above amount for services rendered in connection with the transaction;

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

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

(a).(1) Consolidated Financial Statements

The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent registered public accounting firm’s reports are included in the following pages of its annual report to shareholders for the fiscal year ended December 31, 2005.

Description	Page in Annual Report

Consolidated balance sheets at December 31, 2005 and January 1, 2005.	18

Consolidated statements of operations for the years ended December 31, 2005, January 1, 2005 and January 3, 2004.	19

Consolidated statements of cash flows for the years ended December 31, 2005, January 1, 2005 and January 3, 2004.	20

Consolidated statements of shareholders’ equity for the years ended December 31, 2005, January 1, 2005 and January 3, 2004.	21

Notes to Consolidated Financial Statements	22-30

Reports of Independent Registered Public Accounting Firm	31-32

Report of Management	33

Management’s Report on Internal Control Over Financial Reporting	33

(a).(2) Consolidated Financial Statement Schedules

Description	Page Herein

Report of Independent Registered Public Accounting Firm	16

Schedule II. Valuation and Qualifying Accounts	17

Other consolidated financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

(b) Exhibits.

Exhibit No.	Description

^ 3-a	Articles of Incorporation, as amended (Exhibit 3-a to Annual Report on Form 10-K for fiscal year 1988, Commission File No. 0-4090, incorporated by reference).

^ 3-b	Restated Bylaws. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

^ 3-c
Amendment to Articles of Incorporation to increase authorized shares to 40 million (Exhibit A to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).

^ 3-d
Amendment to Articles of Incorporation to increase authorized shares to 60 million (Exhibit 3-d to Annual Report on Form 10-K for fiscal year 1998, Commission File No. 0-0409, incorporated by reference).

^ 3-e
Amendment to Articles of Incorporation to increase authorized shares to 120 million (Exhibit A to Definitive Proxy Statement dated September 8, 1998, Commission File No. 0-0409, incorporated by reference).

^ 4-a	Specimen Common Stock Certificate (Exhibit 4(a) to Annual Report on Form 10-K for fiscal year 1989, Commission File No. 0-4090, incorporated by reference).

^ 4-b
Rights Agreement dated as of June 16, 1989 between Analysts International Corporation and Norwest Bank Minnesota, N.A., as Rights Agent which includes the form of Rights Certificate and Summary of Rights (Exhibit A to the Registrant's Form 8-A dated June 16, 1989, Commission File No. 0-4090, incorporated by reference).

^ 4-c
First Amendment to Rights Agreement dated as of May 8,1990 between Analysts International Corporation and Norwest Bank Minnesota, N.A. as Rights Agent (Exhibit 4(c) to Annual Report on Form 10-K for fiscal year 1991, Commission File No. 0-4090, incorporated by reference).

^ 4-d
Second Amendment to Rights Agreement dated as of April 30, 1996 between Analysts International Corporation and Norwest Bank Minnesota as Rights Agent (Exhibit 4(d) to Annual Report on Form 10-K for fiscal year 1996, Commission File No. 0-4090, incorporated by reference).

^ 4-e
Restated Rights Agreement dated as of June 16, 1989 and restated as of April 16, 1998 between Analysts International Corporation and Norwest Bank Minnesota, N.A. as Rights Agent (Exhibit 4-e to Annual Report on Form 10-K for fiscal year 1998, Commission File No. 0-4090, incorporated by reference).

*^ 10-a	Senior Executive Retirement Plan (Exhibit 10-e to Annual Report on Form 10-K for fiscal year 1984, Commission File No. 0-4090, incorporated by reference).

*^ 10-b	Deferred Compensation Plan (Exhibit 10-g to Annual Report on Form 10-K for fiscal year 1984, Commission File No. 0-4090, incorporated by reference).

*^ 10-d	1994 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 6, 1994 for registrant's 1994 Annual Meeting of Shareholders, Commission File No. 0-4090, incorporated by reference).

*^ 10-e	1996 Stock Option Plan for Non-employee Directors (Exhibit B to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).

*^ 10-f	1999 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 13, 1999, Commission File No. 0409, incorporated by reference).

*^ 10-g	Stock Purchase Agreement dated April 12, 2000 (Exhibit 2.1 to Form 8-K, filed May 5, 2000, Commission File No. 0-4090, incorporated by reference).

*^ 10-h	Trust Agreement dated October 20, 1992, with Norwest Bank Minneapolis, N.A. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

*^ 10-i
Form of letter agreement providing employment continuation following a change of control. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

*^ 10-j
Form of letter agreement providing incentive bonus protection following a change of control. (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File no. 0-4090, incorporated by reference).

^ 10-k
Credit Agreement dated April 11, 2002 between Analysts International Corporation and General Electric Capital Corporation. (Exhibit 2.1 to Current Report on Form 8-K dated April 26, 2002, Commission File No. 0-4090, incorporated by reference).

^ 10-l	First Amendment to Credit Agreement dated as of July 24, 2002. (Exhibit 10-l to Annual Report on Form 10-K for fiscal year 2002, Commission File no. 0-4090, incorporated by reference).

^ 10-m	Waiver and Second Amendment to Credit Agreement dated as of April 7, 2003. (Exhibit 10-m to Annual Report on Form 10-K for fiscal year 2003, Commission File no. 0-4090, incorporated by reference).

^ 10-n	Third Amendment to Credit Agreement dated as of April 28, 2003. (Exhibit 10-n to Annual Report on Form 10-K for fiscal year 2003, Commission File no. 0-4090, incorporated by reference).

^ 10-o
Consent and Fourth Amendment to Credit Agreement dated as of December 31, 2003. (Exhibit 10-o to Annual Report on Form 10-K for fiscal year 2003, Commission File no. 0-4090, incorporated by reference).

*^ 10-p	2004 Equity Incentive Plan. (Exhibit 10-p to Quarterly Report on Form 10-Q for period ended July 3, 2004, Commission File no. 0-4090, incorporated by reference).

*^ 10-q	Employment contract with Jeffrey P. Baker. (Exhibit 10-q to Quarterly Report on Form 10-Q for period ended July 3, 2004, Commission File no. 0-4090, incorporated by reference).

* 10-r	Fifth Amendment to Credit Agreement dated as of August 5, 2004. (Exhibit 10-r to Quarterly Report on Form 10-Q for period ended October 2, 2004, Commission File no. 0-4090, incorporated by reference).

^ 10-s	Consent and Sixth Amendment to Credit Agreement dated as of January 6, 2005. (Exhibit 10-t to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-t
Standard Nonqualified Stock Option Agreement for Board Members under 2004 Equity Incentive Plan. (Exhibit 10-u to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-u
Standard Restricted Stock Agreement for Board Members under 2004 Equity Incentive Plan. (Exhibit 10-v to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-v
Standard Nonqualified Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan. (Exhibit 10-w to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-w
Standard Restricted Stock Agreement for Certain Employees under 2004 Equity Incentive Plan. (Exhibit 10-x to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-x
Standard Incentive Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan. (Exhibit 10-y to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-y
Change in Control Agreement between Analysts International Corporation and Jeffrey P. Baker dated as of June 18, 2004, as amended March 15, 2005. (Exhibit 10-z to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-z
Change in Control Agreement between Analysts International Corporation and Michael J. LaVelle dated as of December 18, 2000, as amended March 15, 2005. (Exhibit 10-aa to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-aa
Change in Control Agreement between Analysts International Corporation and John D. Bamberger dated as of December 18, 2000, as amended March 15, 2005. (Exhibit 10-bb to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-bb
Change in Control Agreement between Analysts International Corporation and David J. Steichen dated as of December 18, 2000, as amended March 15, 2005. (Exhibit 10-cc to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-cc
Change in Control Agreement between Analysts International Corporation and Colleen M. Davenport dated as of December 18, 2000, as amended March 15, 2005. (Exhibit 10-dd to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-dd
Change in Control Agreement between Analysts International Corporation and Paulette M. Quist dated as of December 18, 2000, as amended March 15, 2005. (Exhibit 10-ee to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-ee
Change in Control Agreement between Analysts International Corporation and Walter P. Michels dated as of March 15, 2005. (Exhibit 10-ff to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-ff
Change in Control Agreement between Analysts International Corporation and David H. Jenkins dated as of March 15, 2005. (Exhibit 10-gg to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-gg
Change in Control Agreement between Analysts International Corporation and Praba Manivasager dated as of March 15, 2005. (Exhibit 10-hh to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-hh	Summary of 2005 Management Incentive Compensation Plan. (Exhibit 10-ii to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090 incorporated by reference.)

*^ 10-ii
Summary of Terms and Conditions of Michael J. LaVelle’s Retirement and Consulting Agreement. (Exhibit 10.2 to Current Report on Form 8-K filed December 21, 2005, Commission File no. 0-4090, incorporated by reference.)

*+ 10-jj	Summary of Terms and Conditions of Accelerated Stock Options effective December 30, 2005 (contained in Form 8-K, filed January 5, 2006, Commission File no. 0-4090)

*+ 10-kk	Summary of Terms and Conditions of Special Executive Retirement Plan Amendment (contained in Form 8-K, filed January 5, 2006, Commission File no. 0-4090)

+ 13	2005 Annual Report to Shareholders.

^ 18
Letter of Preferability from Deloitte & Touche LLP regarding change in date for annual goodwill assessment. (Exhibit 18 on Form 10-Q for period ended October 2, 2004, Commission File no. 0-4090, incorporated by reference.)

+ 21	Subsidiaries of Registrant.

+ 23	Consent of Independent Registered Public Accounting Firm.

+ 24	Powers of Attorney.

+ 31.1	Certification of CEO under section 302 of the Sarbanes-Oxley Act of 2002.

+ 31.2	Certification of CFO under section 302 of the Sarbanes-Oxley Act of 2002.

++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

_____________________________________________________________________________________________

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

+	Filed herewith.

++	Furnished herewith.

(c) Financial Statements Required by Regulation S-X

    Not Applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Analysts International Corporation
Minneapolis, Minnesota

We have audited the consolidated financial statements of Analysts International Corporation and subsidiaries as of December 31, 2005 and January 1, 2005, and for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, and have issued our report thereon dated March 15, 2006, which report expresses an unqualified opinion. Such consolidated financial statements and report are included in your 2005 annual report to shareholders, and are incorporated herein by reference. Our audits also included the financial statement schedule listed in Item 15a.2. This consolidated financial statement schedule is the responsibility of Analysts International Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 15, 2006

Schedule II

Analysts International Corporation
Valuation and Qualifying Accounts

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period

Allowance for doubtful accounts:

Twelve months ended December 31, 2005	$1,809,000	$1,615,000	$1,318,000	$2,106,000

Twelve months ended January 1, 2005	$1,508,000	$630,000	$329,000	$1,809,000

Twelve months ended January 3, 2004	$1,283,000	$1,200,000	$975,000	$1,508,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION

Date: March 16, 2006	By:	/s/ Jeffrey P. Baker
Jeffrey P. Baker, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey P. Baker	Chief Executive Officer	March 16, 2006
Jeffrey P. Baker	(Principal Executive Officer)

/s/ David J. Steichen	Chief Financial Officer and Treasurer	March 16, 2006
David J. Steichen	(Principal Finance and Accounting Officer)

Chairman of the Board
Michael J. LaVelle*
Chairman Emeritus, and Director
Fred W. Lang*
Director
Krzysztof K. Burhardt*
Director
Willard W. Brittain*
Director
Michael B. Esstman*
Director
Margaret A. Loftus*
Director
Edward M. Mahoney*
Director
Robb L. Prince*

*Jeffrey P. Baker, by signing his name hereto, hereby signs this Form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

/s/ Jeffrey P. Baker
Jeffrey P. Baker, Chief Executive Officer