Form 10-Q
period 2006-04-01
ANALYSTS INTERNATIONAL CORP
filed 2006-05-10
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  Large accelerated filer ☐ Accelerated Filer ☑  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐No ☑

As of May 5, 2006, 25,078,730 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation
Condensed Consolidated Balance Sheets

	April 1,	December 31,
(In thousands)	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and Cash Equivalents	$137	$64
Accounts receivable, less allowance for doubtful accounts	70,327	66,968
Prepaid expenses and other current assets	3,179	2,383
Total current assets	73,643	69,415

Property and equipment, net	3,771	4,056
Intangible assets	12,045	12,298
Goodwill	11,799	11,799
Other assets	4,294	4,436
	$105,552	$102,004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,331	$24,581
Salaries and vacations	5,133	8,260
Line of credit	10,492	5,000
Deferred revenue	1,464	1,645
Restructuring accrual	875	971
Health care reserves and other	1,925	2,242
Deferred compensation	234	534
Total current liabilities	46,454	43,233

Non-current liabilities:
Deferred compensation	1,996	1,878
Restructuring accrual	408	581

Shareholders' equity	56,694	56,312
	$105,552	$102,004

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands except per share amounts)	2006	2005

Revenue:
Professional services provided directly	$65,459	$66,050
Professional services provided through subsuppliers	14,077	7,597
Product sales	7,305	5,452
Total revenue	86,841	79,099

Expenses:
Salaries, contracted services and direct charges	65,196	59,067
Cost of product sales	6,444	5,107
Selling, administrative and other operating costs	14,492	15,454
Amortization of intangible assets	253	193

Operating income (loss)	456	(722)
Non-operating income	4	21
Interest expense	(193)	(5)

Income (loss) before income taxes	267	(706)
Income tax expense	13	--
Net income (loss)	$254	$(706)

Per common share:
Basic income (loss)	$.01	$(.03)
Diluted income (loss)	$.01	$(.03)

Average common shares outstanding	24,611	24,316
Average common and common equivalent shares outstanding	25,086	24,316

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	April 1,	April 2,
(In thousands)	2006	2005

Net cash used in operating activities	$(5,093)	$(3,798)

Cash flows from investing activities:
Property and equipment additions	(326)	(1,171)
Payments for acquisitions, net of cash acquired	--	(2,018)
Net cash used in investing activities	(326)	(3,189)

Cash flows from financing activities:
Net change in line of credit	5,492	--
Proceeds from exercise of stock options	--	11
Net cash provided by financing activities	5,492	11

Net increase (decrease) in cash and cash equivalents	73	(6,976)

Cash and cash equivalents at beginning of period	64	7,889

Cash and cash equivalents at end of period	$137	$913

Non-cash activities:
Value of common stock issued for acquisitions	$--	$400
Value of common stock issued for stock awards	$20	$28

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of April 1, 2006, the condensed consolidated statements of operations for the three-month periods ended April 1, 2006 and April 2, 2005, and the condensed consolidated statements of cash flows for the three-month periods ended April 1, 2006 and April 2, 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at April 1, 2006 and the results of operations and the cash flows for the periods ended April 1, 2006 and April 2, 2005 have been made.

The Company operates on a fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday closest to the end of the calendar quarter.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these condensed consolidated financial statements. The Company suggests reading these statements in conjunction with the financial statements and notes thereto included in the Company's December 31, 2005 annual report to shareholders.

    Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. The Company currently performs the annual test as of the last day of its monthly accounting period for August. In the current year, the Company will evaluate these assets on September 2, 2006. In the prior year, the Company evaluated these assets on September 3, 2005 and found the goodwill associated with its non-infrastructure solutions reporting unit to be impaired.  Accordingly, in the third quarter of 2005, the Company recognized a $7.1 million impairment charge.

During the first quarter of 2006, no intangible assets were acquired, impaired, or disposed. Intangible assets other than goodwill consist of the following:

	April 1, 2006			December 31, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$15,075	$(4,617)	$10,458	$15,075	$(4,364)	$10,711
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$16,795	$(4,750)	$12,045	$16,795	$(4,497)	$12,298

The customer lists are amortized on a straight-line basis over 4 to 20 years and are scheduled to be fully amortized in 2024. Amortization is estimated to be approximately $1.0 million per year through 2008, $900,000 from 2009 to 2015, and under $150,000 from 2016 to 2024. The trade name is considered to have an indefinite life and therefore does not result in any amortization.

Stock Option Plans

Analysts International has options outstanding under five option plans.  New options may be granted under three of these plans.  Under the 1999 Stock Option Plan, the Company may grant options to its employees for up to 1,000,000 shares of common stock. Under the 2000 Stock Option Plan, the Company may grant non-qualified options to its employees for up to 225,000 shares of common stock. Under the 2004 Equity Incentive Plan, the Company may grant incentive options, non-qualified options or restricted stock awards to its employees and directors for up to 1,000,000 shares of common stock.  The Company also has outstanding options under the 1994 Incentive Stock Option Plan and the 1996 Stock Option Plan for Non-Employee Directors. Generally, an option's maximum term is 10 years; the exercise price of each option is equal to the market price of the Company's stock on the date of grant; and the options and awards vest or become exercisable in annual increments of 25% beginning one year after the date of grant. Exceptions to this general rule are 300,000 non-qualified options granted in 2004 to Jeffrey P. Baker, the Company’s President and CEO, at a price of $3.00 with seven-year cliff vesting and subject to certain previously disclosed accelerators, 100,000 incentive stock options granted Mr. Baker in each of 2005 and 2006, respectively, with seven-year cliff vesting and 100,000 restricted shares granted to Michael J. LaVelle, the Company’s then-CEO and current Chairman, in October 2004 and vesting in annual increments of 33% over three years.

Effective December 30, 2005, the Compensation Committee of the Board of Directors of the Company authorized the vesting of all of the Company's outstanding, unvested stock options granted to directors, officers and employees of the Company, except for the unvested options held by Mr. Baker.

Prior to January 1, 2006, Analysts International applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options. Accordingly, prior to January 1, 2006, no stock-based compensation expense relating to stock options was recognized in the consolidated statements of income, as the exercise price of all option grants was equal to or greater than the market price on the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R), requiring the Company to recognize expense related to the fair value of our stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R; accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the quarter ended April 1, 2006 includes:

a)
Compensation expense for all stock-based compensation awards granted prior to December 31, 2005, which were not fully vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation; and

b)	Compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Historically for SFAS No. 123 pro forma disclosure on stock-based compensation, the Company reported compensation expense for stock option awards issued to employees over the requisite service period of the award. This policy differs from the policy to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized in the Company’s statement of operations. For all awards granted after December 31, 2005, and any unvested awards as of December 31, 2005, compensation expense will be recognized in the Company’s statement of operations over the requisite service period of the award. Total stock option expense included in the Company's condensed consolidated statements of operations for the quarters ended April 1, 2006 and April 2, 2005, was $27,875 and $0, respectively. The tax benefit recorded for the quarters ended April 1, 2006 and April 2, 2005, was $10,871 and $0, respectively.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows. In accordance with SFAS No. 123R, for the quarter ended April 1, 2006, the presentation of the Company's condensed consolidated statement of cash flows will change from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. There were no excess tax benefits recognized for the quarter ended April 1, 2006.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the period ended April 2, 2005 (in thousands):

Net (loss) income, as reported	$(706)
Deduct: Stock-based compensation expense determined under fair Value method for all awards(1)	(142)

Net earnings, pro forma	$(848)

Earnings per share:
Basic - as reported	$(.03)
Basic - pro forma	$(.03)

Diluted - as reported	$(.03)
Diluted - pro forma	$(.03)

(1) For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the period it is vested.

The following table summarizes the stock option activity for the period ended April 1, 2006:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on December 31, 2005	2,348,781	$6.36	6.38	$25,250
Granted	164,000	2.44
Exercised	00	00
Forfeited/Canceled	13,350	4.24

Outstanding on April 1, 2006	2,499,431	$6.12	6.37	$102,040
Exercisable on April 1, 2006	1,935,431	$7.03	5.65	$44,680

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the period ended April 1, 2006 and April 2, 2005 was $0 and $2,475, respectively.

As of April 1, 2006, there was $497,737 of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted average period of 2.0 years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options granted during the quarter ended April 1, 2006 and April 2, 2005, was $1.62 and $2.43, respectively.

	The Period Ended
Black-Scholes Option Valuation Assumptions(1)	April 1, 2006	April 2, 2005

Risk-free interest rate(2)	4.2 - 5.1%	3.1 - 4.7%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility(3)	42 - 72%	48 - 81%
Expected life of stock options (in years)(4)	6.4	6.9

   (1)Forfeitures are estimated and based on historical experience.
   (2)Based on the average of the five and ten-year zero coupon Treasury securities interest rate whose term is consistent with the expected life of our stock options.
   (3)Expected stock price volatility is based on historical experience.
   (4)Expected life of stock options based upon historical experience.

Net cash proceeds from the exercise of stock options were $0 and $10,595 for the period ended April 1, 2006 and April 2, 2005, respectively. The actual income tax benefit realized from stock option exercises totaled $0 and $88, respectively, for those same periods.

Stock Awards

On June 18, 2004, Jeffrey P. Baker, the Company’s then President and now President and CEO was awarded 200,000 shares of restricted stock vesting in annual increments of 25% over four years. On January 3, 2006, Mr. Baker was awarded 250,000 shares vesting over five years; 25,000 in each of the first two years, 50,000 in the third year and 75,000 in each of years four and five.

On October 21, 2004, Michael J. LaVelle, the Company’s then CEO and current Chairman was awarded 100,000 of restricted stock vesting in annual increments of 33% over three years. In January of 2006, each of the outside members of the Board of Directors was awarded 1,000 shares of fully vested common stock.

	Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2005	217,000	3.12
Granted	258.000	2.43
Vested	8000	2.46
Forfeited	0	0
Non-vested at April 1, 2006	467,000	2.75

As of April 1, 2006, there was $1.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. The cost is expected to be recognized over a weighted average period of 2.3 years. The total fair value of shares vested during the quarter ended April 1, 2006 and April 2, 2005 was $19,650 and $28,280, respectively.

2. Line of Credit

Effective April 11, 2002, the Company consummated an asset-based revolving credit facility with GE Capital Corporation. Total availability under this credit facility is up to $45.0 million. Borrowings under this credit agreement are secured by all of the Company’s assets. The Company must take advances or pay down the outstanding balance daily. The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. The credit facility, as amended, requires a commitment fee of .25% of the unused portion of the facility, and an annual administration fee of $25,000. The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (7.75% on April 1, 2006) and on fixed-term advances equal to the LIBOR rate plus 2.0%. The agreement restricts, among other things, the payment of dividends and capital expenditures.

Effective January 20, 2006, the Company amended the revolving credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The modifications included the elimination of certain reserves in calculating the amount the Company can borrow under the facility and changes to the definition of eligible receivables.

3. Shareholders' Equity
Three Months Ended
(In thousands)	April 1, 2006

Balance at beginning of period	$56,312

Issuance of common stock	20
Amortization of deferred compensation	81
FAS 123 R stock option expense	27
Net Income	254

Balance at end of period	$56,694

4. Earnings Per Share

Basic and diluted earnings (loss) per share (EPS) are presented in accordance with SFAS No. 128, "Earnings per Share.” Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock. Options to purchase 2,499,000 and 2,480,000 shares of common stock were outstanding at April 1, 2006 and April 2, 2005, respectively. All options were considered anti-dilutive and excluded from the computation of common equivalent shares at April 2, 2005 because the Company reported a net loss.  Options to purchase 2,429,000 shares were considered anti-dilutive and excluded from the computation of common equivalent shares for the three months ended April 1, 2006 because the exercise price was greater than the average share price.  The computation of basic and diluted income (loss) per share for the three months ended April 1, 2006 and April 2, 2005 is as follows:

	Three Months Ended
(In thousands, except per share amounts)	April 1, 2006	April 2, 2005

Net income (loss)	$254	$(706)

Weighted-average number of common shares outstanding	24,611	24,316
Dilutive effect of employee equity compensation plan awards	475	--
Weighted-average number of common and common equivalent shares outstanding	25,086	24,316

Net income (loss) per share:
Basic	$.01	$(.03)
Diluted	$.01	$(.03)

5. Restructuring

During the second and third quarters of 2005, the Company recorded restructuring and severance-related charges of $3.9 million. Of these charges, $1.6 million related to workforce reductions and $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where the Company has chosen to downsize or exit completely.

In December 2000, the Company recorded a restructuring charge of $7,000,000 including $4,400,000 to cover lease termination and abandonment costs (net of sub-lease income). Of this amount, we have a small reserve remaining that consists of an estimate pertaining to real estate lease obligations, and the last of these lease obligations is expected to terminate in September 2006.

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance at December 31, 2005	$44	$1,508	$1,552
Cash expenditures	(34)	(244)	(278)
Non-cash charges	--	9	9
Balance at April 1, 2006	$10	$1,273	$1,283

The Company believes the reserve is currently adequate. Negative sublease activity in the future, including any defaults of existing subleases could create the need for future adjustments to this reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended April 1, 2006 and April 2, 2005

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements contained herein, which are not historical fact, may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on the Company’s current expectations for future demand for our products and services, our revenues, earnings, results of operations and sales and relate to, among other things, the success of our growth and other strategies, cost-control and business investment methods, our estimate of our lease obligations as they relate to our restructuring charges, our working capital and cash requirements, our ability to meet the requirements of our credit agreement, and the realization of our deferred tax assets.  The Company’s actual results may vary materially from those projected due to certain risks and uncertainties such as the general state of the economy, volume of business activity, continued need for our services by current and prospective clients, client cancellations or re-bidding of work, the Company’s ability to control and improve profit margins, including our ability to control operating and labor costs and billing rates for our services, the availability and utilization of qualified technical personnel and the uncertainties and risks set forth in Item 1.A of Part II of this Form 10-Q, or Item 1.A of Part II of our most recent Annual Report filed on form 10-K, as the case may be, and other similar factors.  For more information concerning risks and uncertainties related to the Company’s business, refer to the Company’s prior Annual Reports, 10-Ks, 10-Qs, other Securities and Exchange Commission filings and investor relations materials.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  The Company undertakes no obligation (and expressly disclaims any such obligation) to update forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to update reasons why actual results would differ from those anticipated in such forward-looking statements.

The following discussion of the results of our operations and our financial condition should be read in conjunction with our condensed consolidated financial statements and the related notes to condensed consolidated financial statements in this 10-Q, our other filings with the Securities and Exchange Commission (SEC) and our other investor communications.

Introduction and Overview of First Quarter 2006 Events

Headquartered in Minneapolis, Minnesota, Analysts International is a diversified IT services company. In business since 1966, we have sales and customer support offices in the United States and Canada.

We offer our clients a full range of information technology consulting, software development and other services, including offerings sometimes referred to in the industry as “solutions” or “projects”. Service offerings are divided into two categories: Staffing Services, providing IT supplemental staffing and managed team services; and Solutions Services, specializing in IP communications, storage solutions, Lawson services and managed IT services. We also provide methodologies and processes for implementing technology and managing human capital.

In September of 2005, we instituted a restructuring plan to significantly reduce our operating costs and improve our business performance. Our restructuring plan was comprised of three components: i) restructuring and performance improvement for our staffing business; ii) restructuring and performance improvement for our solutions business; and iii) a company-wide cost reduction program. During the first quarter of 2006, due in part to our fourth quarter restructuring and business development efforts, we continued to experience revenue growth and profitability. Professional service revenue grew at 2.9% over the fourth quarter of 2005. We also generated an operating profit of $456,000 which compares to $1.2 million in the fourth quarter of 2005.

As we anticipated, some of the cost reduction measures deployed during the fourth quarter of 2005 could not be sustained beyond the fourth quarter. As we move into 2006 we are making calculated decisions to invest in certain areas of our business where we believe we must invest to sustain our revenue growth.  It is necessary for us to make these calculated investments. We believe that by continuing to focus on the performance improvement initiatives implemented in our staffing and solutions businesses during the fourth quarter we can continue to grow profitably.

Market Conditions and Economics of Our Business

Market conditions in the IT services industry continue to present challenges for us. We were successful in growing our business during the first quarter of 2006; however, we continue to experience intense competition in hiring billable technical personnel and intense pricing pressures from our largest clients. Although we were able to slightly increase our average bill rates during the first quarter of 2006, these pricing pressures had a negative impact on our average gross margins.  We have seen an increase in the percentage of our services provided to large national clients where margin pressures are typically more noticeable. We expect that many larger companies will continue to request low cost offerings for IT Staffing Services through a variety of means including e-procurement systems, competitive bidding processes, the granting of various types of discounts, use of offshore resources and other lower cost offerings. Although we expect this market condition to continue for the foreseeable future, we expect that demand for these services will increase modestly.

Our ability to identify, attract and retain qualified technical personnel at competitive pay rates will affect our results of operations and our ability to grow in the future. Competition for the technical personnel needed to deliver the services has intensified as the IT sector is experiencing higher employment rates.  If we are unable to hire the talent required by our clients in a timely, cost-effective manner, it will affect our ability to grow our business.

Employee benefit and other employee-related costs is an additional factor bearing on our ability to hire qualified personnel and control overall labor costs. In an effort to manage our benefits costs, we have regularly implemented changes to our benefit plans. While we believe the changes we implemented will be effective in reducing or maintaining the costs of those plans, the effectiveness of these changes may vary due to factors such as rising medical costs, the amount of medical services used by our employees and similar factors. Also, as we make changes to benefit plans to control costs, the risk that it will be more difficult to retain current consultants or to attract and retain new resources increases.

Our ability to respond to our client needs in a cost-controlled environment is a key factor to our future success. We have continued to streamline our operations by consolidating offices, reducing administrative and management personnel and continuing to review our company structure for more efficient methods of operating our business and delivering our services. We may not be able to continue to reduce costs without affecting our ability to deliver timely services to our clients and therefore may choose to forego particular cost reductions if we believe it would be prudent to do so for the future success of the Company.

Our ability to respond to the conditions outlined above will bear directly on our performance because IT Staffing Services continues to represent the majority of our total revenue. Although we believe we can continue to grow this business, there can be no assurance as to when, or if, we will experience sustained revenue and profit growth.

Strategy

We continue to pursue IT Staffing Services in Fortune 500 and small and medium-sized businesses. However, because of the market conditions in IT Staffing Services we also are focused on the following key objectives: i) implementing a next generation staffing model, which will transform workforce deployment and human capital management; ii) improving key business processes to better align our business with market needs and allow us to build a more adaptive delivery model to drive growth; iii) building a focused set of services and solutions around high-demand, emerging technologies; and iv) being an active participant in the consolidation taking place throughout the industry. We believe these objectives present opportunities to grow our business and to provide the scale necessary for sustained success in the staffing business.

In our Solutions Services groups we continue to pursue clients of all sizes, but primarily focus on small and medium size businesses. We also remain committed to business opportunities with technology and product partners such as Cisco, Microsoft, Lawson and EMC. We believe that partnering with vendors such as these is an important factor in achieving growth in revenue and profit. We provide solutions services in four major practice areas which are aligned with leading edge technologies:

▪	IP Communications which includes Wireless, IP Telecommunications, Call Center and Security Services
▪	Storage Solutions which includes storage product support and VMware services
▪	Lawson Services which includes integration, customization, and administration of Lawson Software applications
▪	Managed IT Services which includes Application Outsourcing, Help Desk, Hosting, and Field Engineering services

In addition, Government Solutions is a key vertical market for the Company. In this vertical market, we are providing a broad array of services including application development for criminal justice information systems and mobile and wireless solutions.

Acquisitions we completed in fiscal year 2005 represent part of our strategy related to our IP Communications and Storage Solutions offerings. We may continue to look for opportunities to expand our service offerings through the acquisition of well-managed companies with strong client and/or vendor relationships and with geographic or vertical market presence complementary to our business. Pursuit of an acquisition strategy present risks to Analysts such as increased costs, strain on internal resources and similar factors which can be detrimental to operating results. Additionally, if we were unable to transition and maintain employee, client and vendor relationships of acquired companies, or were unable to integrate the back office operations of these companies to provide seamless and cost effective service to our combined clients, the anticipated benefits of these transactions may be less than expected. Use of our financial resources to acquire companies means these resources would not be available for our ordinary operations. While we expect to enter into transactions that are accretive to earnings and enhance our cash flow, failure to successfully integrate acquired companies and achieve such results could have a negative impact on our business.

Our objective to participate in the overall consolidation of the IT services industry reflects our belief that scale has become and will continue to be important in the future. More clients require vendors to have achieved a certain size in order to win business, and size provides the operating leverage necessary to create competitive margins. We will therefore continue to consider participation in merger and acquisition activity. Our ability to participate in industry consolidation may bear on our future financial performance.

Other Factors

Terms and conditions standard to computer consulting services contracts also present a risk to our business. In general, our clients can cancel or reduce their contracts on short notice. Loss of a significant client relationship or a significant portion thereof, or loss of a significant number of smaller contracts could have a material adverse effect on our business.

Compliance with the Sarbanes-Oxley Act under Section 404 of the Act has created substantial cost to us and strained our internal resources. We incurred significant costs throughout 2005, and we continue to incur such costs as an ongoing cost for maintaining compliance. An inability to control these costs, a failure to comply with Sarbanes-Oxley, or a failure to adequately remediate any control deficiencies as they are identified, could have a material adverse effect on our business.

We believe our working capital will be sufficient for the foreseeable needs of our business. Significant rapid growth in our business, a major acquisition or a significant lengthening of payment terms with major clients, could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and have a material adverse effect on our business.

Overview of Results of First Quarter 2006 Operations

Total revenue for the three months ended April 1, 2006 was $86.8 million, compared to $79.1 million during the period ended April 2, 2005. The increase included an 85.3% increase in revenue from services provided through subsuppliers for the three months ended April 1, 2006. For the three-month period ended April 1, 2006, 75.4% of our revenue was derived from services provided directly, compared to 83.5% in the comparable period a year ago. The change in revenue mix was due mainly to an increase in revenue from IBM, where a significant portion of our revenue growth has come from services provided by subsuppliers.

Our net income for the three months ended April 1, 2006, was $254,000 compared with a net loss of $(706,000) for the comparable period of 2005. On a diluted per share basis, the net income for the three months ended April 1, 2006 was $.01 per share, compared with a net loss of $(.03) per share in the comparable period of 2005.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. We believe the estimates described below are the most sensitive estimates made by management in the preparation of the financial statements.

Estimates of Future Operating Results

The realization of certain assets recorded in our balance sheet is dependent upon our ability to achieve and maintain profitability. In evaluating the recorded value of our intangible assets, goodwill, and deferred tax assets for indication of impairment, we are required to make critical accounting estimates regarding the future operating results of the Company. These estimates are based on management’s current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

To evaluate our indefinite-lived intangible assets and goodwill for impairment, we rely heavily on the discounted cash flow method to assess the value of the associated reporting units. The discounted cash flow valuation technique requires us to project operating results and the related cash flows over a ten-year period. These projections involve risks, uncertainties and other factors and are by their nature subjective. If actual results were substantially below projected results, an impairment of the recorded value of our goodwill and indefinite-lived intangible assets could result.

To assess the recorded value of our deferred tax assets for possible impairment, we must predict the likelihood of future taxable income generation. Realization of the net deferred tax assets of $2.6 million requires the generation of at least $6.8 million of future taxable income prior to the expiration of the federal net operating loss carry forwards in 2023 and 2025. If the Company does not generate sufficient future taxable income, an impairment of the recorded assets could result.

Allowance for Doubtful Accounts

In each accounting period we determine an amount to set aside to cover potentially uncollectible accounts. We base our determination on an evaluation of accounts receivable for risk associated with a client’s ability to make contractually required payments. These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include reviewing the financial stability of the client, the clients’ willingness to pay and current market conditions. If our evaluation of a client’s ability to pay is incorrect, we may incur future charges.

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

Revenue Recognition

We recognize revenue for our staffing business and the majority of our solutions business as services are performed or products are delivered. Certain of our outsourcing and help desk engagements provide for a specific level of service each month for which we bill a standard monthly fee. Revenue for these engagements is recognized in monthly installments over the period of the contract. In some such contracts we invoice in advance for two or more months of service. When we do this, the revenue is deferred and recognized over the term of the invoicing agreement.

We occasionally enter into fixed price engagements. When we enter into such engagements, revenue is recognized over the life of the contract based on time and materials input to date and estimated time and materials to complete the project. This method of revenue recognition relies on accurate estimates of the cost, scope and duration of the engagement. If the Company does not accurately estimate the resources required or the scope of the work to be performed, future revenues may be negatively affected or losses on contracts may need to be recognized. All future anticipated losses are recognized in the period they are identified.

Subsupplier Revenue

In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry. If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, we classify the amount billed to the client as subsupplier revenue. These revenues, however, are recorded on a gross versus net basis because we retain credit risk and are the primary obligor for rendering services to our client. All revenue derived from services provided by our employees or other independent contractors who work directly for us are recorded as direct revenue.

Goodwill and Other Intangible Impairment

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

Effective January 1, 2002, we ceased amortization of indefinite-lived intangible assets including goodwill. Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

During the first quarter we recorded only $13,000 of income tax expense related to subsidiaries where profitability was achieved and state taxes were paid. If actual future taxable income is less than we anticipate from our estimates, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations. If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Restructuring and other severance related costs

During the second and third quarters of 2005, we recorded restructuring and other severance charges of $3.9 million. Of these charges, $1.6 million related to workforce reductions and $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where we have chosen to downsize or exit completely.

In December 2000, we recorded a restructuring charge of $7,000,000 including $4,400,000 to cover lease termination ad abandonment costs (net of sub-lease income). Of this amount, we have a small reserve remaining that consists of an estimate pertaining to real estate lease obligations. The last of these lease obligations is expected to terminate in September 2006.

Factors such as our ability to enter into subleases, the creditworthiness of sublessees, and the ability to negotiate early termination agreements with lessors could materially affect the real estate reserve for each restructure. While we believe our current estimates regarding lease obligations are adequate, our inability to sublet the remaining space or obtain payments from sublessees could necessitate significant adjustments to these estimates in the future.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R) requiring us to recognize expense related to the fair value of our stock-based compensation award. (See Note 1 to the condensed consolidated financial statements.)

RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED APRIL 1, 2006 VS. APRIL 2, 2005

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three-month periods ended April 1, 2006 and April 2, 2005. The table provides guidance in the explanation of our operations and results.

	Three Months Ended		Three Months Ended
	April 1, 2006		April 2, 2005		Increase (Decrease)
		% of		% of		%	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Revenue:
Professional services provided directly	$65,459	75.4%	$66,050	83.5%	$(591)	(.9)%	(8.1)%
Professional services provided through subsuppliers	14,077	16.2	7,597	9.6	6,480	85.3	6.6
Product sales	7,305	8.4	5,452	6.9	1,853	34.0	1.5
Total revenue	86,841	100.00	79,099	100.0	7,742	9.8	.0
Salaries, contracted services and direct charges	65,196	75.1	59,067	74.7	6,129	10.4	.4
Cost of product sales	6,444	7.4	5,107	6.5	1,337	26.2	.9
Selling, administrative and other operating costs	14,492	16.7	15,454	19.5	(962)	(6.2)	(2.8)
Amortization of intangible assets	253.3		193.2		60	31.1	.1
Non-operating income	(4)	.0	(21)	(.0)	(17)	(81.0)	.0
Interest expense	193.2		5.0		188	3,760.0	.2

Income (loss) before income taxes	267.3		(706)	(.9)	973	137.82	1.2
Income tax expense	13.0		--	.0	13	--	.0

Net income (loss)	$254.3%		$(706)	(.9)%	$960	136.0%	1.2%

Personnel:
Management and administrative	409		440		(31)	(7.0)%
Technical consultants	2,378		2,387		(9)	(.4)

Revenue

Revenue from services provided directly by our employees during the three-month period ended April 1, 2006 decreased .9% from the comparable period of 2005. We derived a smaller percentage of our total revenue from direct billings during the period in 2006 than in the comparable period last year. This decrease was due primarily to an increase in revenue from IBM, where a significant portion of the growth in our revenue has come from services provided by subsuppliers. Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

Product sales during the three-month period ended April 1, 2006 grew by 34.0% over the comparable period last year. Product sales increase as we continue to successfully implement our strategy of investing in high growth infrastructure businesses such as IP Communications and Storage Solutions.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants. Excluding the revenue associated with product sales, this category of expense as a percentage of revenue was 82.0% for the three-month period ended April 1, 2006, compared to 80.2% for the comparable period a year ago. This increase was due mainly to the shifting of our revenue mix in 2006 to include more subsupplier revenue with lower margins, and  an increase in direct costs on our direct revenue. The increase in costs related to our direct services is a result of continuing intense competition on average bill rates and pressure on labor rates as well as a shift in the mix of our direct services to include more revenue from larger volume accounts where margins are generally lower. Although we continuously attempt to control the factors which affect this category of expense, there can be no assurance we will be able to maintain or improve this level.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products. These costs, as a percentage of product sales, decreased from 93.7% for the three-month period ended April 2, 2005, to 88.2% for the three-month period ended April 1, 2006. This decrease is due mainly to the volume of sales of IP Communications products where we can charge a greater margin, and where we receive volume rebates from the vendors.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of costs decreased $1.0 million from the comparable period in 2005 and represented 16.7% of total revenue for the three-month period ended April 1, 2006, down from 19.5% for the comparable period in 2005. The decrease in this category of expense is attributable to the cost reduction measures implemented as part of our restructuring program during the third quarter of 2005. We are committed to continuing to manage this category of expense to the right level for the Company; however, there can be no assurance this category of cost will not increase as a percentage of revenue, especially if our revenue were to decline.

Non-Operating Income

Non-operating income, consisting primarily of interest income, decreased during the three months ended April 1, 2006 compared to the equivalent period a year ago due to a decrease in invested cash balances.

Interest Expense

Interest expense during the three-month period ended April 1, 2006 increased over the equivalent period last year due to an increase in average borrowings under our line of credit.

Income Taxes

During the three-month period ended April 1, 2006, we recorded a small charge for income taxes related to subsidiaries where profitability was achieved and state taxes were due. We recorded no additional income tax expense associated with our net income before tax because the expense created by our net income before tax has been negated by the reversal of reserves against our deferred assets. We maintain large reserves against our deferred tax assets. As we generate annual profits, we expect to continue our practice of reversing these reserves to negate any tax expense that may otherwise have been recorded. If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes "more likely than not," we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Personnel

Our technical consulting staff levels finished the quarter at a slight decrease in comparison to the comparable quarter last year. This number excludes headcount in Medical Concepts Staffing, our medical staffing business, which accounts for an immaterial amount of our revenue.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	April 1,	December 31,	Increase	Increase
(In thousands except percentages)	2006	2005	(Decrease)	(Decrease)

Cash and Cash Equivalents	$137	$64	$73	114.1%
Accounts Receivable	70,327	66,968	3,359	5.0
Other Current Assets	3,179	2,383	796	33.4
Total Current Assets	$73,643	$69,415	$4,228	6.1%

Accounts Payable	$26,331	$24,581	$1,750	7.1%
Salaries and Vacations	5,133	8,260	(3,127)	(37.9)
Line of Credit	10,492	5,000	5,492	109.8
Restructuring Accruals Current	875	971	(96)	(9.9)
Other Current Liabilities	3,623	4,421	(798)	(18.1)
Total Current Liabilities	$46,454	$43,233	$3,221	7.5%

Working Capital	$27,189	$26,182	$1,007	3.8%
Current Ratio	1.59	1.61	(.02)	(1.2)

Total Shareholders’ Equity	$56,694	$56,312	$382.7%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash to flow through the Company. During the three-month period ended April 1, 2006, we made total payments of approximately $51.6 million to pay our employee’s wages, benefits and associated taxes. We also made payments of approximately $23.3 million to pay vendors who provided billable technical resources to our clients through us. We made payments of approximately $8.5 million to fund other operating expenses such as our cost of product sales, employee expense reimbursement, office space rental and utilities.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due the Company for services rendered to our clients (approximately $83.5 million in the three-month period ended April 1, 2006). During the first quarter we also borrowed $5.5 million under our line of credit to meet these payment obligations. Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients. While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability of the Company to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at April 1, 2006 remained relatively stable from December 31, 2005. Our payroll disbursement on the last business day of the quarter ended April 1, 2006 resulted in the increase in our line of credit. Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds. As our revenue and payroll continues to grow, or if we use cash to make small acquisitions, our need to borrow may increase.

Working capital at April 1, 2006 was up from December 31, 2005. The ratio of current assets to current liabilities decreased slightly at April 1, 2006, compared to December 31, 2005.

Our asset-based revolving credit agreement, consummated in April 2002, provides us with up to $45.0 million of availability. At April 1, 2006, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was at $41.0 million. Borrowings under the credit agreement are secured by all of our assets.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Effective August 5, 2004, the Company amended its credit agreement and modified certain terms of the agreement. The amendment reduced the commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 7.75% currently, and fixed-term advances to the LIBOR rate plus 2.0%. The agreement continues to restrict, among other things, the payment of dividends and capital expenditures. Effective January 20, 2006, the Company again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The amendment eliminated certain reserves in calculating the amount the Company can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity. The effect of the modifications was to increase by $4.0 to 5.0 million the borrowing capacity under the line. The Company has the opportunity to increase capacity by approximately $3.0 million if certain operating results are achieved in 2006. This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise. We believe we will be able to continue to meet the requirements of this agreement for the foreseeable future.

During the three-month period ended April 1, 2006, we made capital expenditures totaling $326,000, compared to $1.2 million in the three-month period ended April 2, 2005. We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

The Company leases office facilities under non-cancelable operating leases. Deferred compensation is payable to participants in accordance with the terms of the plan. The Company's line of credit, with an outstanding balance of $10.5 million at April 1, 2006, expires on January 20, 2010.  The Company will incur interest expense on all amounts outstanding on this line of credit at a variable interest rate. Minimum future obligations on operating leases and deferred compensation and the line of credit outstanding at April 1, 2006, are as follows:

(in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Line of Credit	$--	$--	$10,492	$--	$10,492

Operating Leases	4,672	6,423	3,295	1,710	16,100

Deferred Compensation	177	906	177	875	2,135

Total	$4,849	$7,329	$13,964	$2,585	$28,727

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued a revision to SFAS 123, “Share-Based Payment.” The revision requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. The statement eliminates the alternative method of accounting for employee share-based payments previously available under APB Opinion No. 25. The Statement was effective for the Company beginning in the first quarter of fiscal 2006. See Note 1 to the condensed consolidated financial statements for the Company’s disclosure regarding the effect of the adoption of SFAS 123(R) on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our financing agreement with GE Capital Corporation carries a variable interest rate which exposes us to certain market risks. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates. For example, our line of credit averaged less than $10.7 million during the first quarter 2006. A one percent increase in interest rates, assuming this average outstanding balance, would result in an annual interest expense increase of approximately $107,000.

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

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation incidental to the business.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6. Exhibits

^ Exhibit 10.1	First Amendment to Lease Agreement dated as of May 15, 2002. (Exhibit 10.1 to Current Report on Form 8-K filed March 24, 2006. Commission File No. 0-4090, incorporated by reference.)
*^ Exhibit 10.2	Eighth Amendment to Credit Agreement dated as of January 20, 2006. (Exhibit 99.2 to Current Report on Form 8-K filed January 26, 2006, Commission File No. 0-4090 incorporated by reference.)
*^ Exhibit 10.3
Restricted Stock Agreement between Analysts International Corporation and Jeffrey P. Baker dated January 3, 2006. (Exhibit 99.1 to Current Report on Form 8-K filed January 9, 2006, Commission File No. 0-4090, incorporated by reference.)

*^ Exhibit 10.4
Incentive Stock Option Agreement between Analysts International Corporation and Jeffrey P. Baker dated January 3, 2006. (Exhibit 99.2 to Current Report on From 8-K filed January 9, 2006, Commission File No. 0-4090, incorporated by reference.)

*+ Exhibit 10.5
Summary of Terms and Conditions of 2006 Management Incentive Compensation Plan. (Previously filed in text of Current Report on Form 8-K filed January 5, 2006, Commission File No. 0-4090, included herein.)

+ Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 10, 2006	By:	/s/ Jeffrey P. Baker
Jeffrey P. Baker
Chief Executive Officer

Date: May 10, 2006	By:	/s/ David J. Steichen
David J. Steichen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.5	Summary of Terms and Conditions of 2006 Management Incentive Compensation Plan

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.