Form 10-Q
period 2006-08-02
ANALYSTS INTERNATIONAL CORP
filed 2006-08-10
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended July 1, 2006

or

( ) Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the transition period from ___________ to ___________

Commission File Number: 0-4090

ANALYSTS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota	41-0905408
(State of Incorporation)	(IRS Employer Identification No.)

3601 West 76th Street
Minneapolis, MN	55435
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 835-5900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated Filer ☑  Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of August 4, 2006, 25,078,730 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation
Condensed Consolidated Balance Sheets

	July 1,	December 31,
(In thousands)	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and Cash Equivalents	$362	$64
Accounts receivable, less allowance for doubtful accounts	70,227	66,968
Prepaid expenses and other current assets	2,846	2,383
Total current assets	73,435	69,415

Property and equipment, net	3,637	4,056
Intangible assets	11,778	12,298
Goodwill	11,799	11,799
Other assets	3,661	4,436
	$104,310	$102,004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,007	$24,581
Salaries and vacations	8,775	8,260
Line of credit	5,526	5,000
Deferred revenue	1,223	1,645
Restructuring accrual	747	971
Health care reserves and other	1,840	2,242
Deferred compensation	172	534
Total current liabilities	45,290	43,233

Non-current liabilities:
Deferred compensation	2,168	1,878
Restructuring accrual	274	581

Shareholders' equity	56,578	56,312
	$104,310	$102,004

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
(In thousands except per share amounts)	2006	2005	2006	2005

Revenue:
Professional services provided directly	$65,375	$66,267	$130,834	$132,317
Professional services provided through subsuppliers	14,127	7,520	28,204	15,117
Product sales	8,404	5,317	15,709	10,769
Total revenue	87,906	79,104	174,747	158,203

Expenses:
Salaries, contracted services and direct charges	65,915	58,892	131,110	117,959
Cost of product sales	7,308	4,804	13,752	9,911
Selling, administrative and other operating costs	14,821	15,910	29,309	31,364
Merger and severance related costs	(248)	1,631	(244)	1,631
Amortization of intangible assets	266	194	520	387

Operating (loss) income	(156)	(2,327)	300	(3,049)
Non-operating income	105	1	109	22
Interest expense	(199)	(49)	(392)	(54)

(Loss) income before income taxes	(250)	(2,375)	17	(3,081)
Income tax expense	8	--	21	--
Net loss	$(258)	$(2,375)	$(4)	$(3,081)

Per common share:
Basic loss	$(.01)	$(.10)	$(.00)	$(.13)
Diluted loss	$(.01)	$(.10)	$(.00)	$(.13)

Average common shares outstanding	24,620	24,504	24,616	24,410
Average common and common equivalent shares outstanding	24,620	24,504	24,616	24,410

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	July 1,	July 2,
(In thousands)	2006	2005

Net cash provided by (used in) operating activities	$535	$(4,538)

Cash flows from investing activities:
Property and equipment additions	(774)	(1,813)
Proceed from property and equipment sales	11	4
Payments for acquisitions, net of cash acquired	--	(5,033)
Net cash used in investing activities	(763)	(6,842)

Cash flows from financing activities:
Net change in line of credit	526	3,580
Proceeds from exercise of stock options	--	67
Net cash provided by financing activities	526	3,647

Net increase (decrease) in cash and cash equivalents	298	(7,733)

Cash and cash equivalents at beginning of period	64	7,889

Cash and cash equivalents at end of period	$362	$156

Non-cash activities:
Value of common stock issued for acquisitions	$--	$1,000
Value of common stock issued for stock awards	$20	$28

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of July 1, 2006, the condensed consolidated statements of operations for the three- and six-month periods ended July 1, 2006 and July 2, 2005, and the condensed consolidated statements of cash flows for the six-month periods ended July 1, 2006 and July 2, 2005 have been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at July 1, 2006 and the results of operations and the cash flows for the periods ended July 1, 2006 and July 2, 2005 have been made.

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

During the second quarter of 2006, no intangible assets were acquired, impaired, or disposed. Intangible assets other than goodwill consist of the following:

	July 1, 2006			December 31, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$15,075	$(4,884)	$10,191	$15,075	$(4,364)	$10,711
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$16,795	$(5,017)	$11,778	$16,795	$(4,497)	$12,298

The customer lists are amortized on a straight-line basis over 4 to 20 years and are scheduled to be fully amortized in 2024. Amortization is estimated to be approximately $1.0 million per year through 2008, $900,000 from 2009 to 2015, and under $150,000 from 2016 to 2024. The tradename is considered to have an indefinite life and therefore does not result in any amortization.

Equity Compensation Plans

Analysts International has options outstanding under five option plans. New options may be granted under three of these plans. Under the 1999 Stock Option Plan, the Company may grant options to its employees for up to 1,000,000 shares of common stock. Under the 2000 Stock Option Plan, the Company may grant non-qualified options to its employees for up to 225,000 shares of common stock. On May 25, 2006, at the annual shareholders meeting, shareholders approved an amendment to increase from 1,000,000 to 2,000,000 the number of shares available under the 2004 Equity Incentive Plan. Therefore, under the 2004 Equity Incentive Plan, the Company may grant incentive options, non-qualified options or restricted stock awards to its employees and non-qualified options or restricted stock awards to its directors for up to 2,000,000 shares of common stock. The Company also has outstanding options under the 1994 Incentive Stock Option Plan and the 1996 Stock Option Plan for Non-Employee Directors. Generally, an option's maximum term is 10 years; the exercise price of each option is equal to the market price of the Company's stock on the date of grant; and the options and awards become exercisable or vest in annual increments of 25% beginning one year after the date of grant. Exceptions to this general rule are 300,000 options granted in 2004 and 100,000 options granted in each of 2005 and 2006 to Jeffrey P. Baker, the Company’s President and CEO, with seven-year cliff vesting and subject to certain previously disclosed accelerators, 100,000 restricted shares granted to Michael J. LaVelle, the Company’s then-CEO and current Chairman, in October 2004 and vesting in annual increments of 33% over three years, and 250,000 restricted shares granted to Mr. Baker in January 2006 and vesting over five years; 25,000 in each of the first two years; 50,000 in the third year, and 75,000 in each of years four and five.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R), requiring the Company to recognize expense related to the fair value of our stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the six months ended July 1, 2006 includes:

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

Historically for SFAS No. 123 pro forma disclosure on stock-based compensation, the Company reported compensation expense for stock option awards issued to employees over the requisite service period of the award. This policy differs from the policy to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized in the Company’s statement of operations. For all awards granted after December 31, 2005, and any unvested awards as of December 31, 2005, compensation expense will be recognized in the Company’s statement of operations over the requisite service period of the award. Total stock option expense included in the Company’s condensed consolidated statements of operations for the three- and six-month periods ended July 1, 2006, was $48,206 and $76,081, respectively; and July 2, 2005, was $0 and $0, respectively. The tax benefit recorded for the three- and six-month periods ended July 1, 2006 was $16,938 and $27,809, respectively and for July 2, 2005, was $0 and $0, respectively. A valuation allowance was provided against the tax benefit.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows. In accordance with SFAS No. 123R, for the six months ended July 1, 2006, the presentation of the Company’s condensed consolidated statement of cash flows will change from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. There were no excess tax benefits recognized for the the six months ended July 1, 2006.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three- and six-month periods ended July 2, 2005 (in thousands):

	Three Months Ended	Six Months Ended
	July 2, 2005	July 2, 2005

Net loss, as reported	$(2,375)	$(3,081)
Deduct: Stock-based compensation expense determined under fair Value method for all awards(1)	(95)	(237)

Net earnings, pro forma	$(2,470)	$(3,318)

Earnings per share:
Basic - as reported	$(.10)	$(.13)
Basic - pro forma	$(.10)	$(.14)

Diluted - as reported	$(.10)	$(.13)
Diluted - pro forma	$(.10)	$(.14)

(1) For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the period it is vested.

The following table summarizes the stock option activity for the six-month period ended July 1, 2006:
	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on December 31, 2005	2,348,781	$6.36	6.38	$25,250
Granted	164,000	2.44
Exercised	00	00
Forfeited/Canceled	250,949	7.84

Outstanding on July 1, 2006	2,261,832	$5.92	6.26	$0
Exercisable on July 1, 2006	1,713,832	$6.85	5.53	$0

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the six-month periods ended July 1, 2006 and July 2, 2005 was $0 and $8,569, respectively.

As of July 1, 2006, there was $455,667 of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted average period of 5.2 years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. No options were granted in the quarter ended July 1, 2006. The weighted-average grant date fair value of stock options granted during the three- and six-month periods ended July 2, 2005, was $2.76 and $2.56, respectively; and for the six-month period ended July 1, 2006 was $1.62.

	The Period Ended
Black-Scholes Option Valuation Assumptions(1)	July 1, 2006	July 2, 2005

Risk-free interest rate(2)	5.1 - 5.2%	3.4 - 4.1%
Expected dividend yield	0.0%	0.0%
Expected stock price volatility(3)	41% - 71%	48% - 80%
Expected life of stock options (in years)(4)	6.3	6.8

(1)Forfeitures are estimated and based on historical experience.
(2)Based on the U.S. Treasury zero-coupon bond with a term consistent with the expected life of the options.
(3)Expected stock price volatility is based on historical experience.
(4)Expected life of stock options based upon historical experience.

No options were exercised in the three- and six-month periods ended July 1, 2006. Net cash proceeds from the exercise of stock options were $55,593 and $66,188, respectively, for the period ended July 2, 2005. The actual income tax benefit realized from stock option exercises totaled $392 and $480, respectively, for the three- and six-month periods ended July 2, 2005.  A valuation allowance was provided against the tax benefit.

Stock Awards

On June 18, 2004, Jeffrey P. Baker, the Company’s then President and now President and CEO was awarded 200,000 shares of restricted stock vesting in annual increments of 25% over four years. On January 3, 2006, Mr. Baker was awarded 250,000 restricted shares vesting over five years; 25,000 shares vest in each of the first two years, 50,000 in the third year and 75,000 in each of years four and five.

On October 21, 2004, Michael J. LaVelle, the Company’s then Chairman and CEO and current Chairman was awarded 100,000 shares of restricted stock vesting in annual increments of 33% over three years. On June 30, 2006, the Compensation Committee of the board of directors of Analysts International Corporation amended the October 21, 2004 restricted stock agreement. Mr. LaVelle has remained employed as a consultant to the Company since his retirement from the CEO position in December 2005 with a termination date of June 30, 2006. The amendment to the Agreement will provide for the shares to continue to vest as set forth in the Agreement after termination of Mr. LaVelle’s employment but will be contingent upon continued service on the Company’s board of directors. This was treated as a modification under FAS 123R. In January 2006, each of the outside members of the Board of Directors was awarded 1,000 shares of fully vested common stock.

The following table summarizes the restricted stock activity for the six-month period ended July 1, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2005	217,000	3.12
Granted	258,000	2.43
Vested	58,000	2.74
Forfeited	0
Non-vested at July 1, 2006	417,000	2.45

As of July 1, 2006, there was $885,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 plan. The cost is expected to be recognized over a weighted average period of 3.5 years. The total fair value of shares vested during the three- and six-month periods ended July 1, 2006 was $139,500 and $159,150, respectively; compared to $139,500 and $167,780, respectively, in the comparable periods of 2005.

2. Line of Credit

Effective April 11, 2002, the Company consummated an asset-based revolving credit facility with GE Capital Corporation. Total availability under this credit facility is up to $45.0 million. Borrowings under this credit agreement are secured by all of the Company’s assets. The Company must take advances or pay down the outstanding balance daily. The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. The credit facility, as amended, requires a commitment fee of .25% of the unused portion of the facility, and an annual administration fee of $25,000. The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (8.25% on July 1, 2006) and on fixed-term advances equal to the applicable LIBOR rate plus 2.0%. The agreement restricts, among other things, the payment of dividends and capital expenditures. The Company is in compliance with all restrictive covenants.

Effective January 20, 2006, the Company amended the revolving credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The modifications included the elimination of certain reserves in calculating the amount the Company can borrow under the facility and changes to the definition of eligible receivables.

3. Shareholders' Equity

Six Months Ended
(In thousands)	July 1, 2006

Balance at beginning of period	$56,312

Issuance of common stock	20
Amortization of deferred compensation	174
FAS 123 R stock option expense	76
Net Loss	(4)

Balance at end of period	$56,578

4. Earnings Per Share

Basic and diluted loss per share (EPS) are presented in accordance with SFAS No. 128, "Earnings per Share.” Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock. Options to purchase 2,262,000 and 2,490,000 shares of common stock were outstanding July 1, 2006 and July 2, 2005, respectively. All options were considered anti-dilutive and excluded from the computation of common equivalent shares at July 1, 2006 and July 2, 2005 because the Company reported a net loss. The computation of basic and diluted income (loss) per share for the three months ended July 1, 2006 and July 2, 2005 is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net income (loss)	$(258)	$(2,375)	$(4)	$(3,081)

Weighted-average number of common shares outstanding	24,620	24,504	24,616	24,410
Dilutive effect of equity compensation plan awards	--	--	--	--
Weighted-average number of common and common equivalent shares outstanding	24,620	24,504	24,616	24,410

Net income (loss) per share:
Basic	$(.01)	$(.10)	$(.00)	$(.13)
Diluted	$(.01)	$(.10)	$(.00)	$(.13)

5. Restructuring

During the second and third quarters of 2005, the Company recorded restructuring and severance-related charges of $3.9 million. Of these charges, $1.6 million related to workforce reductions and $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where the Company has chosen to downsize or exit completely.

In December 2000, the Company recorded a restructuring charge of $7,000,000 including $4,400,000 to cover lease termination and abandonment costs (net of sub-lease income). Of this amount, the Company has a small reserve remaining that consists of an estimate pertaining to real estate lease obligations, and the last of these lease obligations is expected to terminate in September 2006.

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance at December 31, 2005	$44	$1,508	$1,552
Cash expenditures	(44)	(467)	(511)
Non-cash charges	--	(20)	(20)
Balance at July 1, 2006	$0	$1,021	$1,021

The Company believes the reserve is currently adequate. Negative sublease activity in the future, including any defaults of existing subleases, could create the need for future adjustments to this reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three- and Six-Month Periods Ended July 1, 2006 and July 2, 2005

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

Introduction and Overview of Second Quarter 2006 Events

Headquartered in Minneapolis, Minnesota, Analysts International is a diversified IT services company. In business since 1966, we have sales and customer support offices in the United States and Canada.

We offer our clients a full range of information technology consulting, software development and other services, including offerings sometimes referred to in the industry as “solutions” or “projects”. Service offerings are divided into two categories: Staffing Services, providing IT supplemental staffing and managed team services; and Solutions Services, specializing in IP communications, storage solutions, Lawson services and managed IT services. We also provide methodologies and processes for implementing technology and managing human capital and provide services in the state and local government sector.

In September of 2005, we instituted a restructuring plan to significantly reduce our operating costs and improve our business performance. Our restructuring plan was comprised of three components: i) restructuring and performance improvement for our staffing business; ii) restructuring and performance improvement for our solutions business; and iii) a company-wide cost reduction program.

As we anticipated, some of the cost reductions deployed during the fourth quarter of 2005 were relaxed during the first half of 2006. Also, during 2006 we are making investments in areas of our business we believe are necessary to sustain our revenue growth. In addition, we believe that by continuing to focus on the performance improvement initiatives implemented in our staffing and solutions businesses during the fourth quarter of 2005 we can continue to grow profitably.

Market Conditions and Economics of Our Business

Market conditions in the IT services industry continue to present challenges for us. We were successful in growing our business during the second quarter of 2006; however, we continue to experience intense competition in hiring billable technical personnel and intense pricing pressures from our largest clients. Although we were able to slightly increase our average bill rates during the second quarter of 2006, these pricing pressures had a negative impact on our average gross margins during the second quarter. We have seen an increase in the percentage of our services provided to large national clients where margin pressures are typically more noticeable. We expect that many of these larger companies will continue to request low cost offerings for IT Staffing Services through a variety of means, including e-procurement systems, competitive bidding processes, the granting of various types of discounts, use of offshore resources and other lower cost offerings. Although, we expect this market condition to continue for the foreseeable future, we expect that demand for these services will increase modestly.

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

Employee benefit and other employee-related costs are an additional factor bearing on our ability to hire qualified personnel and control overall labor costs. In an effort to manage our benefits costs, we have regularly implemented changes to our benefit plans. While we believe the changes we implemented will be effective in reducing or maintaining the costs of those plans, the effectiveness of these changes may vary due to factors such as rising medical costs, the amount of medical services used by our employees and similar factors. Also, as we make changes to benefit plans to control costs, the risk that it will be more difficult to retain current consultants or to attract and retain new resources increases.

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

Our ability to respond to the conditions outlined above will directly impact our performance because IT Staffing Services continues to represent the majority of our total revenue. Although we believe we can continue to grow this business, there can be no assurance as to when, or if, we will experience sustained revenue and profit growth.

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

In our Solutions Services group we continue to pursue clients of all sizes, but primarily focus on small and medium size businesses. We also remain committed to business opportunities with technology and product partners such as Cisco, Microsoft, Lawson and EMC. We believe that partnering with vendors such as these is an important factor in achieving growth in revenue and profit. We provide solutions services in four major practice areas which are aligned with leading edge technologies:

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

Acquisitions we completed in fiscal year 2005 represent part of our strategy related to our IP Communications and Storage Solutions offerings. We may continue to look for opportunities to expand our service offerings through the acquisition of well-managed companies with strong client and/or vendor relationships and with geographic or vertical market presence complementary to our business. Pursuit of an acquisition strategy presents risks to the Company such as increased costs, strain on internal resources and similar factors which can be detrimental to operating results. Additionally, if we were unable to transition and maintain employee, client and vendor relationships of acquired companies, or were unable to integrate the back office operations of these companies to provide seamless and cost effective service to our combined clients, the anticipated benefits of these transactions may be less than expected. Use of our financial resources to acquire companies means these resources would not be available for our ordinary operations. While we expect to enter into transactions that are accretive to earnings and enhance our cash flow, failure to successfully integrate acquired companies and achieve such results could have a negative impact on our business.

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

Other Factors

Terms and conditions standard to computer consulting services contracts present risks to our business. In general, our clients can cancel or reduce their contracts on short notice. Loss of a significant client relationship or a significant portion thereof, or loss of a significant number of smaller contracts could have a material adverse effect on our business.

Compliance with the Sarbanes-Oxley Act under Section 404 of the Act has created substantial cost to us and strained our internal resources. We incurred significant costs throughout 2005, and we continue to incur significant ongoing costs to maintain compliance. An inability to control these costs, a failure to comply with Sarbanes-Oxley, or a failure to adequately remediate any control deficiencies that are identified, could have a material adverse effect on our business.

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

Overview of Results of Second Quarter 2006 Operations

Total revenue for the three- and six-month periods ended July 1, 2006 was $87.9 million and $174.7 million, compared to $79.1 million and $158.2 million during the comparable periods ended July 2, 2005. The increase included an 87.9% and 86.6% increase in revenue from services provided through subsuppliers for the three- and six-month periods ended July 1, 2006 compared to the comparable period of 2005. For the three- and six-month periods ended July 1, 2006, 74.4% and 74.9% of our revenue was derived from services provided directly, compared to 83.8% and 83.6% in the comparable periods a year ago. The change in revenue mix was due mainly to an increase in revenue from IBM, where a significant portion of our revenue growth has come from services provided by subsuppliers.

Our net loss for the three- and six-month periods ended July 1, 2006, was $(258,000) and $(4,000) compared with a net loss of $(2.4) million and $(3.1) million for the comparable periods of 2005. On a diluted per share basis, the net income for the three- and six-month periods ended July 1, 2006 was $(.01) and $(.00) per share, respectively, compared with a net loss of $(.10) and $(.13) per share, respectively, in the comparable period of 2005.

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

To assess the recorded value of our deferred tax assets for possible impairment, we must estimate the likelihood and amount of future taxable income generation. Realization of the net deferred tax assets of $2.6 million (deferred tax assets of $15.2 million net of a valuation allowance of $12.6 million) requires the generation of at least $6.8 million of future taxable income prior to the expiration of federal net operating loss carry forward benefits. The federal net operating loss (NOL) carry forward benefits of $857,000, $62,000 and $3,695,000 expire in 2023, 2024, and 2025, respectively. If the Company does not generate sufficient future taxable income, an impairment of the recorded assets could result.

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

During the second quarter we recorded only $8,000 of income tax expense related to subsidiaries where profitability was achieved and state taxes were paid. If actual future taxable income is less than we anticipate from our estimates, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations. If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

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

RESULTS OF OPERATIONS, THREE- AND SIX-MONTH PERIODS ENDED JULY 1, 2006 VS. JULY 2, 2005

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and six-month periods ended July 1, 2006 and July 2, 2005. The table provides guidance in the explanation of our operations and results.

	Three Months Ended		Three Months Ended
	July 1, 2006		July 2, 2005		Increase (Decrease)
		% of		% of		%	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec )	Revenue
Revenue:
Professional services provided directly	$65,375	74.4%	$66,267	83.8%	$(892)	(1.3)%	(9.4)%
Professional services provided through subsuppliers	14,127	16.1	7,520	9.5	6,607	87.9	6.6
Product sales	8,404	9.5	5,317	6.7	3,087	58.1	2.8
Total revenue	87,906	100.0	79,104	100.0	8,802	11.1	0.0
Salaries, contracted services and direct charges	65,915	75.0	58,892	74.4	7,023	11.9	.6
Cost of product sales	7,308	8.3	4,804	6.1	2,504	52.1	2.2
Selling, administrative and other operating costs	14,821	16.9	15,910	20.1	(1,089)	(6.8)	(3.2)
Merger and severance related costs	(248)	(.3)	1,631	2.1	(1,879)	(115.2)	(2.4)
Amortization of intangible assets	266.3		194.2		72	37.1	.1
Non-operating income	(105)	(.1)	(1)	(.0)	(104)	10,400.0	(.1)
Interest expense	199.2		49.1		150	306.1	.1

(Loss) Income before income taxes	(250)	(.3)	(2,375)	(3.0)	2,125	89.5	2.7
Income tax expense	8	0.0	--	.0	8	--	0

Net (loss) income	$(258)	(.3)%	$(2,375)	(3.0)%	$2,117	89.1%	2.7%

	Six Months Ended		Six Months Ended
	July 1, 2006		July 2, 2005		Increase (Decrease)
		% of		% of		%	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec )	Revenue
Revenue:
Professional services provided directly	$130,834	74.9%	$132,317	83.6%	$(1,483)	(1.1)%	(8.7)%
Professional services provided through subsuppliers	28,204	16.1	15,117	9.6	13,087	86.6	6.5
Product sales	15,709	9.0	10,769	6.8	4,940	45.9	2.2
Total revenue	174,747	100.0	158,203	100.0	16,544	10.5	0.0
Salaries, contracted services and direct charges	131,110	75.0	117,959	74.6	13,151	11.1	.4
Cost of product sales	13,752	7.9	9,911	6.3	3,841	38.8	1.6
Selling, administrative and other operating costs	29,309	16.8	31,364	19.8	(2,055)	(6.6)	(3.0)
Merger and severance related costs	(244)	(.1)	1,631	1.0	(1,875)	(115.0)	(1.1)
Amortization of intangible assets	520.3		387.2		133	34.4	.1
Non-operating income	(109)	(.1)	(22)	(.0)	(87)	395.5	(.1)
Interest expense	392.2		54.0		338	625.9	.2

Income (loss) before income taxes	17.0		(3,081)	(1.9)	3,098	100.6	1.9
Income tax expense	21.0		--	.0	21	--	--

Net (loss) income	$(4)	.0%	$(3,081)	(1.9)%	$(3,077)	99.9%	1.9%

Personnel:
Management and administrative	435		450		(15)	(3.3)
Technical consultants	2,385		2,415		(30)	(1.2)

Revenue

Revenue from services provided directly by our employees during the three- and six-month periods ended July 1, 2006 decreased 1.3% and 1.1%, respectively, from the comparable periods of 2005. This slight decrease in revenue is a direct result of a corresponding decrease in the number of technical consultants we had billable during these periods. While we did manage a slight increase in our average bill rates during the 2006 periods, these increases were offset by a decline in the utilization rates in our solutions business. We derived a smaller percentage of our total revenue from direct billings during the period in 2006 than in the comparable period last year. This decrease was due primarily to an increase in revenue from IBM where a significant portion of the growth in our revenue has come from services provided by subsuppliers, and an increase in product revenue. Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

Product sales during the three- and six-month periods ended July 1, 2006 grew by 58.1% and 45.9%, respectively, over the comparable periods of 2005. Product sales increase as we continue to successfully implement our strategy of investing in high growth infrastructure businesses such as IP Communications and Storage Solutions.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants. Excluding the revenue associated with product sales, this category of expense as a percentage of revenue was 82.9% and 82.4% for the three- and six-month periods ended July 1, 2006, compared to 79.8% and 80.0%, respectively, for the comparable periods of 2005. This increase was due mainly to the shift of our revenue mix in 2006 to include more subsupplier revenue with lower margins. Excluding the effect of subsupplier revenue and cost, this category of costs increased as a percent of revenue to 80.0% and 79.5% for the three- and six-months ended July 1, 2006 from 78.3% and 78.4% for the comparable period of 2005. The increase in costs related to our direct service revenue is a result of a shift in the mix of our direct services to include more revenue from larger volume accounts where margins are generally lower, and lower than desired utilization in our solutions business. Although we continuously attempt to control the factors which affect this category of expense, given the continuous pressures to control bill rates and increasing pay rates and benefits to the consultant, there can be no assurance we will be able to maintain or improve upon the current level.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products. These costs, as a percentage of product sales, decreased to 87.0% and 87.5%, respectively, for the three- and six-month periods ended July 1, 2006, from 90.4% and 92.0%, respectively, for the three- and six-month periods ended July 2, 2005. This decrease is due mainly to the volume of sales of IP Communications products where we can charge a greater margin, and where we receive volume rebates from the vendors.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of costs decreased $1.1 million and $2.1 million from the comparable periods in 2005 and represented 16.9% and 16.8%, respectively, of total revenue for the three- and six-month periods ended July 1, 2006, down from 20.1% and 19.8%, respectively, for the comparable periods in 2005. The decrease in this category of expense is attributable to the cost reduction measures implemented as part of our restructuring program during the third quarter of 2005. We are committed to continuing to manage this category of expense to the right level for the Company; however, there can be no assurance this category of cost will not increase as a percentage of revenue, especially if our revenue were to decline.

Merger and Severance Related Costs

During the three months ended July 1, 2006 we recorded a credit of $248,000 as a change in estimate to previously recorded merger-related accruals. During the three months ended July 2, 2005, we incurred significant costs relating to our pending merger with Computer Horizons Corporation. These costs consisted of approximately $700,000 of severance payments to employees whose employment was terminated in anticipation of the merger and approximately $900,000 of amounts paid or accrued for legal, accounting, investment banking, and other consulting costs.

Non-Operating Income

Non-operating income, consisting primarily of interest income collected as a result of the resolution of a significant receivable balance, increased during the three- and six-month periods ended July 1, 2006 compared to the equivalent periods of 2005.

Interest Expense

Interest expense increased due to an increase in average borrowings to $9.7 million and $10.2 million during the three- and six-month periods ended July 1, 2006, respectively, from $3.4 million and $1.8 million in the three- and six-month periods ending July 2, 2005, respectively, under our line of credit and an increase in the market interest rate.

Income Taxes

During the three- and six-month periods ended July 1, 2006, we recorded a small charge for income taxes related to subsidiaries where profitability was achieved and state taxes were due. We recorded no additional income tax expense or benefit because any tax expense or benefit which has been recorded has been negated by adjusting the valuation allowance against our deferred assets. If actual future taxable income is less than we anticipate, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations. If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Personnel

Our technical consulting staff levels finished the quarter at a slight decrease in comparison to the comparable quarter last year. This number excludes headcount in Medical Concepts Staffing, our medical staffing business, which accounts for an immaterial amount of our revenue.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	July 1,	December 31,	Increase	Increase
(In thousands except percentages)	2006	2005	(Decrease)	(Decrease)

Cash and Cash Equivalents	$362	$64	$298	465.6%
Accounts Receivable	70,227	66,968	3,259	4.9
Other Current Assets	2,846	2,383	463	19.4
Total Current Assets	$73,435	$69,415	$4,020	5.8%

Accounts Payable	27,007	$24,581	$2,426	9.9%
Salaries and Vacations	8,775	8,260	515	6.2
Line of Credit	5,526	5,000	526	10.5
Restructuring Accruals Current	747	971	(224)	(23.1)
Other Current Liabilities	3,235	4,421	(1,186)	(26.8)
Total Current Liabilities	$45,290	$43,233	$2,057	4.8%

Working Capital	28,145	$26,182	1,963	7.5%
Current Ratio	1.62	1.61	.01	.6

Total Shareholders’ Equity	$56,578	$56,312	$266.5%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash to flow through the Company. During the three- and six-month periods ended July 1, 2006, we made total payments of approximately $52.3 million and $103.9 million respectively, to pay our employee’s wages, benefits and associated taxes. We also made payments during the three- and six-month periods ended July 1, 2006 of approximately $25.2 million and $48.5 million, respectively, to pay vendors who provided billable technical resources to our clients through us. We made payments during the three- and six-month periods ended July 1, 2006 of approximately $10.2 million and $18.8 million, respectively, to fund other operating expenses such as our cost of product sales, employee expense reimbursement, office space rental and utilities.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due the Company for services rendered to our clients (approximately $88.0 million and $171.5 million, respectively, in the three- and six-month periods ended July 1, 2006). During the second quarter we also paid down our line of credit by $5.0 million. Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients. While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability of the Company to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

    Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at July 1, 2006 remained relatively stable from December 31, 2005. Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds. As our revenue and payroll continues to grow, or if we use our cash to make small acquisitions, our need to borrow may increase.

Working capital at July 1, 2006 was up from December 31, 2005. The ratio of current assets to current liabilities increased slightly at July 1, 2006, compared to December 31, 2005.

Our asset-based revolving credit agreement, consummated in April 2002, provides us with up to $45.0 million of availability. At July 1, 2006, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was at $40.4 million. Borrowings under the credit agreement are secured by all of our assets. This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise. We believe we will be able to continue to meet the requirements of this agreement for the foreseeable future.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Effective August 5, 2004, the Company amended its credit agreement and modified certain terms of the agreement. The amendment reduced the commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 8.25% as of July 1, 2006, and fixed-term advances to the applicable LIBOR rate plus 2.0%. The agreement continues to restrict, among other things, the payment of dividends and capital expenditures. Effective January 20, 2006, the Company again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The amendment eliminated certain reserves in calculating the amount the Company can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity. The effect of the modifications was to increase by $4.0 to 5.0 million the borrowing capacity under the line. The Company has the opportunity to increase capacity by approximately $3.0 million if certain operating results are achieved in 2006.

During the three- and six-month periods ended July 1, 2006, we made capital expenditures totaling $448,000 and $774,000, respectively, compared to $642,000 and $1.8 million, respectively, in the comparable periods ended July 2, 2005. We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

The Company leases office facilities under non-cancelable operating leases. Deferred compensation is payable to participants in accordance with the terms of the plan. The Company’s line of credit, with an outstanding balance of $5.5 million at July 1, 2006, expires on January 20, 2010. The Company will incur interest expense on all amounts outstanding on this line of credit at a variable interest rate. The Company will incur interest expense on certain portions of its deferred compensation obligation. Minimum future obligations on operating leases and deferred compensation and the line of credit outstanding at July 1, 2006, are as follows:

(in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Line of Credit	$--	$--	$5,526	$--	$5,526

Operating Leases	4,427	5,762	3,479	1,508	15,176

Deferred Compensation	178	969	270	923	2,340

Total	$4,605	$6,731	$9,275	$2,431	$23,042

New Accounting Pronouncements and Standards

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

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition but does not expect FIN 48 to have a material impact.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our financing agreement with GE Capital Corporation carries a variable interest rate which exposes us to certain market risks. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates. For example, our line of credit averaged less than $10.2 million during the first half of 2006. A one percent increase in interest rates, assuming this average outstanding balance, would result in an annual interest expense increase of approximately $102,000.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors that could materially affect our business, financial condition or future results discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 25, 2006, the following actions were taken:

(a)  Election of Directors

The following nominees, all of whom were listed in the Company’s proxy statement prepared in accordance with Regulation 14(a), were elected:

Nominee	Votes For	Authority Withheld
Brigid A. Bonner	20,331,689	827,487
Willard W. Brittain	20,231,260	927,916
Krzysztof K. Burhardt	20,238,413	920,763
Michael B. Esstman	19,855,930	1,303,246
Michael J. LaVelle	19,877,759	1,281,417
Margaret A. Loftus	19,761,595	1,397,581
Robb L Prince	19,880,647	1,278,529

(b)  Ratification of Auditors

The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

In favor	20,490,759
Against	616,470
Abstain	51,947

(c)  Approval of amendment to the 2004 Equity Incentive Plan

The shareholders voted their shares to approve an amendment to increase the number of shares available under the 2004 Equity Incentive Plan from 1,000,000 to 2,000,000 by the following vote:

In Favor	11,426,904
Against	2,716,443
Abstain	198,150
Broker Non-vote	6,817,679

Item 5. Other Information

None.

Item 6. Exhibits

*+Exhibit 10.1	Analysts International Corporation 2004 Equity Incentive Plan (as amended through May 25, 2006).
*+ Exhibit 10.2	Form of 2006 Management Incentive Compensation Plan and target incentive levels for named executive officers.
+ Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report pursuant to Item 6 of Form 10-Q.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 9, 2006	By:	/s/ Jeffrey P. Baker
Jeffrey P. Baker
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2006	By:	/s/ David J. Steichen
David J. Steichen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Analysts International Corporation 2004 Equity Incentive Plan (as amended through May 25, 2006).
Exhibit 10.2	Form of 2006 Management Incentive Compensation Plan and target incentive levels for named executive officers.
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.