Form 10-Q
period 2006-11-07
ANALYSTS INTERNATIONAL CORP
filed 2006-11-09
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

or

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
Yes ☐ No ☑

As of November 3, 2006, 25,078,730 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation
Condensed Consolidated Balance Sheets

	September 30,	December 31,
(In thousands)	2006	2005
	(Unaudited)

ASSETS
Current assets:
Cash and Cash Equivalents	$143	$64
Accounts receivable, less allowance for doubtful accounts	71,566	66,968
Prepaid expenses and other current assets	2,347	2,383
Total current assets	74,056	69,415

Property and equipment, net	3,413	4,056
Intangible assets	11,512	12,298
Goodwill	11,799	11,799
Other assets	3,628	4,436
Total assets	$104,408	$102,004

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,295	$24,581
Salaries and vacations	5,679	8,260
Line of credit	11,422	5,000
Deferred revenue	1,078	1,645
Restructuring accrual, current portion	535	971
Health care reserves and other amounts	3,591	2,242
Deferred compensation	172	534
Total current liabilities	45,772	43,233

Non-current liabilities:
Deferred compensation	2,274	1,878
Restructuring accrual	203	581

Shareholders' equity	56,159	56,312
	$104,408	$102,004

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
(In thousands except per share amounts)	2006	2005	2006	2005

Revenue:
Professional services provided directly	$65,655	$65,042	$196,969	$197,359
Professional services provided through subsuppliers	12,470	7,757	40,194	22,874
Product sales	7,355	5,445	23,064	16,214
Total revenue	85,480	78,244	260,227	236,447

Expenses:
Salaries, contracted services and direct charges	64,333	59,261	195,443	177,220
Cost of product sales	6,450	4,820	20,202	14,731
Selling, administrative and other operating costs	14,876	16,031	44,200	47,395
Merger related costs	(83)	1,225	(327)	2,113
Restructuring and other severance related costs	(39)	3,161	(54)	3,904
Asset write-off	--	1,817	--	1,817
Goodwill impairment	--	7,050	--	7,050
Amortization of intangible assets	266	342	786	729

Operating loss	(323)	(15,463)	(23)	(18,512)
Non-operating income	5	4	114	26
Interest expense	194	125	586	179

Loss before income taxes	(512)	(15,584)	(495)	(18,665)
Income tax expense	10	--	31	--
Net loss	$(522)	$(15,584)	$(526)	$(18,665)

Per common share:
Basic loss	$(.02)	$(.63)	$(.02)	$(.76)
Diluted loss	$(.02)	$(.63)	$(.02)	$(.76)

Average common shares outstanding	24,662	24,565	24,631	24,462
Average common and common equivalent shares outstanding	24,662	24,565	24,631	24,462

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	October 1,
(In thousands)	2006	2005

Net cash used in operating activities	$(5,178)	$(6,743)

Cash flows from investing activities:
Property and equipment additions	(1,181)	(2,907)
Proceed from property and equipment sales	16	15
Payments for acquisitions, net of cash acquired	--	(5,046)
Net cash used in investing activities	(1,165)	(7,938)

Cash flows from financing activities:
Net change in line of credit	6,422	6,794
Proceeds from exercise of stock options	--	98
Net cash provided by financing activities	6,422	6,892

Net increase (decrease) in cash and cash equivalents	79	(7,789)

Cash and cash equivalents at beginning of period	64	7,889

Cash and cash equivalents at end of period	$143	$100

Non-cash activities:
Value of common stock issued for acquisitions	$--	$1,000
Value of common stock issued for stock awards	$20	$28

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 and October 1, 2005, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and October 1, 2005 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at September 30, 2006 and the results of operations and the cash flows for the periods ended September 30, 2006 and October 1, 2005 have been made.

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

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. The Company currently performs the annual test as of the last day of its monthly accounting period for August. The Company performed the test on September 2, 2006 and found no indication of impairment of its recorded goodwill. In the prior year, the Company evaluated these assets on September 3, 2005 and found the goodwill associated with its non-infrastructure solutions reporting unit to be impaired. Accordingly, in the third quarter of 2005, the Company recognized a $7.1 million impairment charge.

During the third quarter of 2006, no intangible assets were acquired, impaired, or disposed. Intangible assets other than goodwill consist of the following:

	September 30, 2006			December 31, 2005
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$15,075	$(5,150)	$9,925	$15,075	$(4,364)	$10,711
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$16,795	$(5,283)	$11,512	$16,795	$(4,497)	$12,298

The customer lists are amortized on a straight-line basis over 4 to 20 years and are scheduled to be fully amortized in 2024. Amortization is estimated to be approximately $1.0 million per year through 2008, $900,000 from 2009 to 2015, and under $150,000 from 2016 to 2024. The tradename is considered to have an indefinite life and therefore does not result in any amortization.

Equity Compensation Plans

Analysts International has options outstanding under five equity-based plans. New options may be granted under three of these plans. Under the 1999 Stock Option Plan, the Company may grant options to its employees for up to 1,000,000 shares of common stock. Under the 2000 Stock Option Plan, the Company may grant non-qualified options to its employees for up to 225,000 shares of common stock. Under the 2004 Equity Incentive Plan, the Company may grant incentive options, non-qualified options or restricted stock awards to its employees and non-qualified options or restricted stock awards to its directors for up to 2,000,000 shares of common stock. On May 25, 2006, at the annual shareholders meeting, shareholders approved an amendment to increase from 1,000,000 to 2,000,000 the number of shares available under the 2004 Equity Incentive Plan. The Company also has outstanding options under the 1994 Incentive Stock Option Plan and the 1996 Stock Option Plan for Non-Employee Directors. Generally, an option's maximum term is 10 years; the exercise price of each option is equal to the closing market price of the Company's stock on the date of grant; and the options and awards become exercisable or vest in annual increments of 25% beginning one year after the date of grant. Exceptions to this general rule are: i) 300,000 options granted in 2004 and 100,000 options granted in each of 2005 and 2006 to Jeffrey P. Baker, the Company’s President and CEO, with seven-year cliff vesting and subject to certain previously disclosed accelerators, ii) 100,000 restricted shares granted in October, 2004 to Michael J. LaVelle, the Company’s then-CEO and current Chairman, which vest in annual increments of 33% over three years and iii) 250,000 restricted shares granted to Mr. Baker in January 2006 and vesting over five years in the following manner; 25,000 shares in each of the first two years; 50,000 shares in the third year; and 75,000 shares in each of years four and five.

Effective December 30, 2005, the Compensation Committee of the Board of Directors of the Company authorized the vesting of all of the Company's then outstanding, unvested stock options granted to directors, officers and employees of the Company, except for the unvested options held by Mr. Baker.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R), requiring the Company to recognize expense related to the fair value of our stock-based compensation awards. The Company elected the modified prospective transition method as permitted by SFAS No. 123R. Accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes:

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

Historically for SFAS No. 123 pro forma disclosure on stock-based compensation, the Company reported compensation expense for stock option awards issued to employees over the requisite service period of the award. This policy differs from the policy to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized in the Company’s statement of operations. For all awards granted after December 31, 2005, and any unvested awards as of December 31, 2005, compensation expense will be recognized in the Company’s statement of operations over the requisite service period of the award. Total stock option expense included in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2006, was $26,317 and $102,399, respectively; and total stock option expense for the three- and nine-month periods ended October 1, 2005, was $0 and $0, respectively. The tax benefit recorded for the three- and nine-month periods ended September 30, 2006 was $9,329 and $37,138, respectively. The tax benefit for the three- and nine-month periods ended for October 1, 2005, was $0 and $0, respectively. This tax benefit is offset against our valuation allowance for our deferred tax asset.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows. In accordance with SFAS No. 123R, for the nine months ended September 30, 2006, the presentation of the Company’s condensed consolidated statement of cash flows will change from prior periods to report the excess tax benefits from the exercise of stock options as financing cash flows. There were no excess tax benefits recognized for the the nine months ended September 30, 2006.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three- and nine-month periods ended October 1, 2005 (in thousands):

	Three Months Ended	Nine Months Ended
	October 1, 2005	October 1, 2005

Net loss, as reported	$(15,584)	$(18,665)
Deduct: Stock-based compensation expense determined under fair Value method for all awards(1)	(135)	(371)

Net loss, pro forma	(15,719)	(19,036)

Earnings per share:
Basic - as reported	$(.63)	$(.76)
Basic - pro forma	(.64)	(.78)

Diluted - as reported	$(.63)	$(.76)
Diluted - pro forma	(.64)	(.78)

(1) For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the period it is vested.

The following table summarizes the stock option activity for the nine-month period ended September 30, 2006:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on December 31, 2005	2,348,781	$6.36	6.38	$25,250
Granted	164,000	2.44
Exercised	0	0
Forfeited/Canceled	256,924	7.74

Outstanding on September 30, 2006	2,255,857	$5.92	6.01	$4,620
Exercisable on September 30, 2006	1,707,857	$6.86	5.27	$4,620

The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during the nine-month periods ended September 30, 2006 and October 1, 2005 was $0 and $14,831, respectively.

As of September 30, 2006, there was $429,349 of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted average period of 4.9 years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. No options were granted in the quarters ended September 30, 2006 and October 1, 2005. The weighted-average grant date fair value of stock options granted during the nine-month period ended September 30, 2006 was $1.62, and during the nine-month period ended October 1, 2005, was $2.56.

	The Nine-Month Period Ended
Black-Scholes Option Valuation Assumptions(1)	September 30, 2006	October 1, 2005

Risk-free interest rate(2)	4.6 - 4.9	3.6 - 4.4
Expected dividend yield	0	0
Expected stock price volatility(3)	41.4 - 75.1	48.1 - 80.1
Expected life of stock options (in years)(4)	6.0	6.5

(1)Forfeitures are estimated and based on historical experience.
(2)Based on the U.S. Treasury zero-coupon bond with a term consistent with the expected life of the options.
(3)Expected stock price volatility is based on historical experience.
(4)Expected life of stock options is based upon historical experience.

No options were exercised in the three- and nine-month periods ended September 30, 2006. Net cash proceeds from the exercise of stock options were $30,750 and $96,938, respectively, for the three- and nine-month periods ended October 1, 2005. The actual income tax benefit realized from stock option exercises totaled $0 and $480, respectively, for the three- and nine-month periods ended October 1, 2005. This tax benefit is offset against our valuation allowance for our deferred tax asset.

Stock Awards

On June 18, 2004, Jeffrey P. Baker, the Company’s then President and current President and CEO was awarded 200,000 shares   of restricted stock vesting in annual increments of 25% over four years. On January 3, 2006, Mr. Baker was awarded 250,000 restricted shares vesting over five years in the following manner: 25,000 shares vest in each of the first two years, 50,000 shares in the third year and 75,000 shares in each of years four and five.

On October 21, 2004, Michael J. LaVelle, the Company’s then Chairman and CEO and current Chairman was awarded 100,000 shares of restricted stock vesting in annual increments of 33% over three years. Mr. LaVelle remained employed as a consultant to the Company after his retirement as CEO in December 2005 until June 30, 2006. On June 30, 2006, the Compensation Committee of the board of directors of Analysts International Corporation amended the October 21, 2004 restricted stock agreement (the “Agreement”). The amendment to the Agreement provides for the shares to continue to vest as set forth in the Agreement after termination of Mr. LaVelle’s employment, but vesting is contingent upon continued service on the Company’s board of directors. This was treated as a modification under FAS 123R. On January 3, 2006, each of the outside members of the Board of Directors was awarded 1,000 shares of fully vested common stock.

The following table summarizes the restricted stock activity for the nine-month period ended September 30, 2006:

	Shares	Weighted Average Grant Date Fair Value
Non-vested December 31, 2005	217,000	3.12
Granted	258,000	2.43
Vested	58,000	2.74
Forfeited	0
Non-vested at September 30, 2006	417,000	2.45

As of September 30, 2006, there was $807,950 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 plan. The cost is expected to be recognized over a weighted average period of 3.3 years. The total fair value of shares vested during the three- and nine-month periods ended September 30, 2006 was $0 and $159,150, respectively; compared to $0 and $167,780, respectively, in the comparable periods of 2005.

2. Line of Credit

Effective April 11, 2002, the Company consummated an asset-based revolving credit facility with GE Capital Corporation. This credit facility provides total availability of up to $45.0 million. Borrowings under this credit agreement are secured by all of the Company’s assets. The credit agreement requires that the Company take advances or pay down the outstanding balance on a daily basis. The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. The credit facility, as amended, requires a commitment fee of .25% of the unused portion of the facility, and an annual administration fee of $25,000. The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (8.25% on September 30, 2006) and on fixed-term advances equal to the applicable LIBOR rate plus 2.0%. The agreement restricts, among other things, the payment of dividends and capital expenditures. The Company is in compliance with all restrictive covenants.

Effective January 20, 2006, the Company amended the revolving credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The modifications included the elimination of certain reserves in calculating the amount the Company can borrow under the facility and changes to the definition of eligible receivables.

3. Shareholders' Equity

Nine Months Ended
(In thousands)	September 30, 2006

Balance at beginning of period	$56,312

Issuance of common stock	20
Amortization of deferred compensation	251
FAS 123 R stock option expense	102
Net Loss	(526)

Balance at end of period	$56,159

4. Earnings Per Share

Basic and diluted loss per share (EPS) are presented in accordance with SFAS No. 128, "Earnings per Share.” Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock. Options to purchase 2,256,000 and 2,357,000 shares of common stock were outstanding September 30, 2006 and October 1, 2005, respectively. All options were considered anti-dilutive and excluded from the computation of common equivalent shares at September 30, 2006 and October 1, 2005 because the Company reported a net loss. The computation of basic and diluted income (loss) per share for the three and nine-months ended September 30, 2006 and October 1, 2005 is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amount)	September 30, 2006	October 2, 2005	September 30, 2006	October 1, 2005

Net loss	$(522)	$(15,584)	$(526)	$(18,665)

Weighted-average number of common shares outstanding	24,662	24,565	24,631	24,462
Dilutive effect of equity compensation plan awards	--	--	--	--
Weighted-average number of common and common equivalent shares outstanding	24,662	24,565	_ 24,631 _____	24,462

Net loss per share:
Basic	$(.02)	$(.63)	$(.02)	$(.76)
Diluted	$(.02)	$(.63)	$(.02)	$(.76)

5. Restructuring

During the second and third quarters of 2005, the Company recorded restructuring and severance-related charges of $3.9 million. Of these charges, $1.6 million related to workforce reductions and $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where the Company has chosen to downsize or exit completely.

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance at December 31, 2005	$44	$1,508	$1,552
Cash expenditures	(44)	(703)	(747)
Non-cash credits	0	(67)	(67)
Balance at September 30, 2006	$0	$738	$738

 6. Asset Write-Off

During the third quarter of 2005 the Company recorded an asset write-off of $1.8 million with respect to software development costs. Since 2002 the Company had been investing in the development of this software, but the software had become increasingly difficult to customize. As a result, during the third quarter of 2005 the Company made the determination to stop pursuing the development of this software and wrote off $1.8 million which had been invested in this development.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three- and Nine-Month Periods Ended September 30, 2006 and October 1, 2005

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements contained herein, which are not historical fact, may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements include the following: investment in certain areas of the business and the focus on performance improvement initiative will result in the return to revenue growth and profitability; the demand for IT staffing services will increase modestly; the reduction of employee-related costs will be effective in reducing business expenses; we have set key strategic objectives which we believe will present the opportunity to grow the business; we believe our working capital is sufficent to meet the current needs of our business; we expect to be able to comply with the requirements of our credit agreement; product sales will increase as we successfully implement our strategy of investing in high growth initiatives; and we will continue to seek to participate in the consolidation of companies in the IT services industry.  Our actual results may differ materially from those projected due to certain risks and uncertainties such as the following:
  The extent to which our investment and performance improvement initiatives are successful.
  The market conditions in the IT services industry, including intense competition for billable technical personnel at competitive rates, strong pricing pressures from many of the largest clients and a continuing economic recession in Michigan.
  Difficulty in identifying, attracting and retaining qualified technical personnel and its continued impact on our ability to grow our business.
  The possibility that reducing employee-related costs may limit our ability to retain or attract consultants.
  Our ability to respond to client needs in a cost-controlled environment and the possibility that we may not be able to continue reducing costs if it affects our ability to deliver timely services or otherwise respond to customer needs or requirements.
  Significant rapid growth in or a significant loss in our business, a major acquisition or significant lengthening of payment terms with a major client could create a need for additional working capital. A failure to obtain additional working capital, should it be required, would materially affect our business.

For additional information, please refer to our Annual Report filed on Form 10-K for our most recent fiscal year ended December 31, 2005, especially the Managment’s Discussion and Analysis and Risk Factors sections, our most recent Quarterly Report on Form 10-Q and our Current Reports on Form 8-K for additional information related to the risk factors associated with our business. You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  We undertake no obligation (and expressly disclaims any such obligation) to update forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report or to update reasons why actual results differ from those anticipated in such forward-looking statements.

Introduction and Overview

Headquartered in Minneapolis, Minnesota, Analysts International is a diversified IT services company. In business since 1966, we have sales and customer support offices in the United States and Canada.

We offer our clients a full range of information technology consulting, software development and other services, including offerings sometimes referred to in the industry as “solutions” or “projects”. Service offerings are divided into two categories: Staffing Services, providing IT supplemental staffing and managed team services; and Solutions Services, specializing in IP communications, storage solutions, Lawson services and managed IT services. We also provide methodologies and processes for implementing technology and managing human capital, and provide services in the state and local government sector.

In September of 2005, we instituted a restructuring plan to significantly reduce our operating costs and improve our business performance. Our restructuring plan was comprised of three components: i) restructuring and performance improvement for our staffing business; ii) restructuring and performance improvement for our solutions business; and iii) a company-wide cost reduction program.

As we anticipated, some of the cost reductions deployed during the fourth quarter of 2005 have been relaxed during 2006. Also, during 2006 we are making investments in areas of our business we believe will generate meaningful revenue growth. We believe that by continuing to invest in these areas, and focus on the performance improvement initiatives implemented during the fourth quarter of 2005 we can generate overall revenue growth and return to profitability.

Market Conditions and Economics of Our Business

Market conditions in the IT services industry continue to present challenges for us. While revenues for the three- and nine-month periods ended September 30, 2006 are approximately nine to ten percent ahead of the comparable periods of 2005, during the three months ended September 30, 2006 we experienced a decline in revenue compared to the second quarter of 2006. This decline in revenue was isolated to subsupplier and product revenue. Revenue from service provided directly to clients increased during the quarter in spite of intense competition in hiring billable technical personnel, intense pricing pressures from our largest clients, and a continuing economic recession in Michigan where much of our solutions business is concentrated. During the third quarter we were able to slightly increase our average bill rates and gross margin rates. These bill rate and gross margin improvements resulted primarily from improved utilization in our solutions business and focused attention on pricing practices in our staffing group. We provide a significant percentage of our services to large national clients where margin pressures are very intense. We expect that many of these larger companies will continue to request low cost offerings for IT Staffing Services through a variety of means, including e-procurement systems, competitive bidding processes, the granting of various types of discounts, use of offshore resources and other lower cost offerings. We expect this market condition to continue for the foreseeable future and expect that demand for these services will increase modestly.

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

Employee benefit and other employee-related costs are an additional factor bearing on our ability to hire qualified personnel and control overall labor costs. In an effort to manage our benefits costs, we have regularly implemented changes to our benefit plans. While we believe the changes we implemented will be effective in reducing or containing the costs of those plans, the effectiveness of these changes may vary due to factors such as rising medical costs, the amount of medical services used by our employees and similar factors. Also, as we make changes to benefit plans to control costs, it may be more difficult to retain current consultants or to attract and retain new resources.

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

Strategy

We continue to pursue IT Staffing Services in Fortune 500 and small and medium-sized businesses. However, because of the market conditions in IT Staffing Services, we also are focused on the following key objectives: i) implementing a new and innovative staffing model; ii) improving key business processes to better align our business with market needs and allow us to build a more adaptive delivery model to drive growth; iii) building a focused set of services and solutions around high-demand, emerging technologies; and iv) being an active participant in the consolidation taking place throughout the industry. We believe these objectives present opportunities to grow our business and to provide the scale necessary for sustained success in the staffing business.

In our Solutions Services group we continue to pursue clients of all sizes, but primarily focus on small and medium size businesses. We also remain committed to business opportunities with technology and product partners such as Cisco, Microsoft, Lawson and EMC. We believe that partnering with vendors such as these is an important factor in achieving growth in revenue and profit. We provide solutions services in four major practice areas which are aligned with leading edge technologies:

▪	IP Communications, which includes Wireless, IP Telecommunications, Call Center and Security Services
▪	Storage Solutions, which includes storage product support and VMware services
▪	Lawson Services, which includes integration, customization, and administration of Lawson Software applications
▪	Managed IT Services, which includes Application Outsourcing, Help Desk, Hosting, and Field Engineering services

In addition, Government Solutions is a key vertical market for the Company. In this vertical market, we are providing a broad array of services including application development for criminal justice information systems and mobile and wireless solutions.

We continue to look for opportunities to participate in the overall consolidation of the IT services industry, reflecting our belief that scale has become and will continue to be important in the future. More clients require vendors to have achieved a certain size in order to win business, and size provides the operating leverage necessary to create competitive margins. We will therefore continue to consider participation in merger and acquisition activity. Our ability to participate in industry consolidation may bear on our future financial performance.

Other Factors

Terms and conditions standard to computer consulting services contracts present risks to our business. In general, our clients can cancel or reduce their contracts on short notice. Loss of a significant client relationship or a significant portion thereof, or loss of a significant number of smaller contracts, could have a material adverse effect on our business.

Compliance with the Sarbanes-Oxley Act under Section 404 of the Act has created substantial cost to us and strained our internal resources. We incurred significant costs throughout 2005 and 2006, and we continue to incur significant ongoing costs to maintain compliance. An inability to control these costs, a failure to comply with Sarbanes-Oxley, or a failure to adequately remediate any control deficiencies that are identified, would have a material adverse effect on our business.

We believe our working capital is sufficient for the current needs of our business. Significant rapid growth in our business, a major acquisition or a significant lengthening of payment terms with major clients, could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and have a material adverse effect on our business.

Overview of Results of Third Quarter 2006 Operations

Total revenue for the three- and nine-month periods ended September 30, 2006 was $85.5 million and $260.2 million, compared to $78.2 million and $236.4 million during the comparable periods ended October 1, 2005. The increase included a 60.8% and 75.7% increase in revenue from services provided through subsuppliers for the three- and nine-month periods ended September 30, 2006 compared to the comparable period of 2005. For the three- and nine-month periods ended September 30, 2006, 76.8% and 75.7% of our revenue was derived from services provided directly, compared to 83.1% and 83.5% in the comparable periods a year ago. The change in revenue mix was due mainly to an increase in revenue from IBM, where a significant portion of our revenue growth has come from services provided by subsuppliers and an increase in product sales driven by the success of our IP Communications practice.

Our net loss for the three- and nine-month periods ended September 30, 2006, was $(522,000) and $(526,000) compared with a net loss of $(15.6) million and $(18.7) million for the comparable periods of 2005. On a diluted per share basis, the net loss for the three- and nine-month periods ended September 30, 2006 was $(.02) and $(.02) per share, respectively, compared with a net loss of $(.63) and $(.76) per share, respectively, in the comparable period of 2005. The comparable periods of 2005 include $13.3 million and $14.9 million, respectively, or $(.54) and $(.61) per share, related to special charges.

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

To assess the recorded value of our deferred tax assets for possible impairment, we must estimate the likelihood and amount of future taxable income generation. Realization of the net deferred tax assets of $2.6 million (deferred tax assets of $15.2 million net of a valuation allowance of $12.6 million) requires the generation of at least $6.8 million of future taxable income prior to the expiration of federal net operating loss carry forward benefits. The federal net operating loss (NOL) carry forward benefits of $857,000, $62,000 and $3,864,000 expire in 2023, 2024, and 2025, respectively. If the Company does not generate sufficient future taxable income, an impairment of the recorded assets could result.

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

During the third quarter of 2006 we recorded only $10,000 of income tax expense related to subsidiaries where profitability was achieved and state taxes were paid. If actual future taxable income is less than we anticipate from our estimates, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations. If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

    Restructuring and other severance related costs

During the second and third quarters of 2005, we recorded restructuring and other severance charges of $3.9 million. Of these charges, $1.6 million related to workforce reductions and $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where we have chosen to downsize or exit completely.

Factors such as our ability to enter into subleases, the creditworthiness of sublessees, and the ability to negotiate early termination agreements with lessors could materially affect the real estate reserve for this restructure. While we believe our current estimates regarding lease obligations are adequate, our inability to sublet the remaining space or obtain payments from sublessees could necessitate significant adjustments to these estimates in the future.

    Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R) requiring us to recognize expense related to the fair value of our stock-based compensation award. (See Note 1 to the condensed consolidated financial statements.)

RESULTS OF OPERATIONS, THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 VS. OCTOBER 1, 2005

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and nine-month periods ended September 30, 2006 and October 1, 2005. The table provides guidance in the explanation of our operations and results.
	Three Months Ended		Three Months Ended
	Sept 30, 2006		Oct 1, 2005		Increase (Decrease)
		% of		% of	%		As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Revenue:
Professional services provided directly	$65,655	76.8%	$65,042	83.1%	$613.9%		(6.3)%
Professional services provided through subsuppliers	12,470	14.6	7,757	9.9	4,713	60.8	4.7
Product sales	7,355	8.6	5,445	7.0	1,910	35.1	1.6
Total revenue	85,480	100.0	78,244	100.0	7,236	9.2	0
Salaries, contracted services and direct charges	64,333	75.3	59,261	75.7	5,072	8.6	(.4)
Cost of product sales	6,450	7.5	4,820	6.2	1,630	33.8	1.3
Selling, administrative and other operating costs	14,876	17.4	16,031	20.5	(1,155)	(7.2)	(3.1)
Merger related costs	(83)	(0.1)	1,225	1.6	(1,308)	(106.8)	(1.7)
Restructuring and other severance related costs	(39)	(0.0)	3,161	4.0	(3,200)	(101.2)	(4.0)
Asset write-off	0	0.0	1,817	2.3	(1,817)	(100.0)	(2.3)
Goodwill impairment	0	0.0	7,050	9.0	(7,050)	(100.0)	(9.0)
Amortization of intangible assets	266	0.3	342.4		(76)	(22.2)	(.1)
Non-operating income	(5)	(0.0)	(4)	(.0)	(1)	25.0	0.0
Interest expense	194.2		125.2		69	55.2	0.0

Loss before income taxes	(512)	(.6)	(15,584)	(19.9)	15,072	96.7	19.3
Income tax expense	10	0.0	--	.0	10	0.0	0.0

Net loss	$(522)	(.6)%	$(15,584)	(19.9)%	$15,062	96.7%	19.3%

	Nine Months Ended		Nine Months Ended
	Sept 30, 2006		Oct 1, 2005		Increase (Decrease)
		% of		% of	%		As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec)	Revenue
Revenue:
Professional services provided directly	$196,969	75.7%	$197,359	83.5%	$(390)	(.2)%	(7.8)%
Professional services provided through subsuppliers	40,194	15.4	22,874	9.7	17,320	75.7	5.7
Product sales	23,064	8.9	16,214	6.8	6,850	42.2	2.1
Total revenue	260,227	100.0	236,447	100.0	23,780	10.1	0.0
Salaries, contracted services and direct charges	195,443	75.1	177,220	75.0	18,223	10.3	.1
Cost of product sales	20,202	7.7	14,731	6.2	5,471	37.1	1.5
Selling, administrative and other operating costs	44,200	17.0	47,395	20.0	(3,195)	(6.7)	(3.0)
Merger related costs	(327)	(.1)	2,113.9		(2,440)	(115.5)	(1.0)
Restructuring and other severance related costs	(54)	(0.0)	3,904	1.6	(3,958)	(101.4)	(1.6)
Asset write-off	0	0.0	1,817.8		(1,817)	(100.0)	(.8)
Goodwill Impairment	0	0.0	7,050	3.0	(7,050)	(100.0)	(3.0)
Amortization of intangible assets	786.3		729.3		57	7.8	0.0
Non-operating income	(114)	(0.0)	(26)	(.0)	(88)	338.5	0.0
Interest expense	586	0.2	179.1		407	227.4	.1

Loss before income taxes	(495)	(.2)	(18,665)	(7.9)	18,170	97.3	7.7
Income tax expense	31	0.0	--	.0	31	0.0	0.0

Net loss	$(526)	(.2)%	$(18,665)	(7.9)%	$18,139	97.2%	7.7%

Personnel:
Management and administrative	415		434			(19)
Technical consultants	2,370		2,527			(157)

    Revenue

Revenue remained relatively stable from services provided directly by our employees during the three- and nine-month periods ended September 30, 2006. While the number of billable technical consultants declined from October 1, 2005 to September 30, 2006, a combination of improving utilization in our solutions business and increased average bill rates resulted in revenue remaining relatively flat during these periods. We derived a smaller percentage of our total revenue from direct billings during the period in 2006 than in the comparable period last year. This decrease was due primarily to an increase in revenue from IBM where a significant portion of the growth in our revenue has come from services provided by subsuppliers, and an increase in product revenue. Our subsupplier revenue is mainly pass-through revenue with associated fees providing minimal profit.

Product sales during the three- and nine-month periods ended September 30, 2006 grew by 35.1% and 42.2%, respectively, over the comparable periods of 2005. Product sales increase as we continue to successfully implement our strategy of investing in high growth infrastructure businesses, primarily IP Communications.

    Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants. Excluding the revenue associated with product sales, this category of expense as a percentage of revenue was 82.3% and 82.4% for the three- and nine-month periods ended September 30, 2006, compared to 81.4% and 80.5%, respectively, for the comparable periods of 2005. This increase was due mainly to the shift of our revenue mix in 2006 to include more subsupplier revenue with lower margins. Excluding the effect of subsupplier revenue and cost, this category of costs remained relatively stable as a percent of revenue at 79.6% for the three- and nine-months ended September 30, 2006 compared to 79.8% and 78.9% for the same periods of 2005. Although we continuously attempt to control the factors that affect this category of expense, given the competing pressure to control bill rates and increase pay rates and benefits to the consultant, there can be no assurance we will be able to maintain or improve upon the current level.

    Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products. These costs, as a percentage of product sales, decreased to 87.7% and 87.6%, respectively, for the three- and nine-month periods ended September 30, 2006, compared to 88.5% and 90.9%, respectively, for the three- and nine-month periods ended October 1, 2005. This decrease is due mainly to the decreased volume of sales of IP Communications products where we can charge a greater margin and where we receive volume rebates from vendors.

    Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of costs decreased $1.2 million and $3.2 million from the comparable periods in 2005 and represented 17.4% and 17.0%, respectively, of total revenue for the three- and nine-month periods ended September 30, 2006, down from 20.5% and 20.0%, respectively, for the comparable periods in 2005. The decrease in this category of expense is primarily attributable to the cost reduction measures implemented as part of our restructuring program during the third quarter of 2005. We are committed to continuing to manage this category of expense to the right level for the Company; however, there can be no assurance this category of cost will not increase as a percentage of revenue, especially if our revenue were to decline.

    Merger and Severance Related Costs

During the three and nine months ended September 30, 2006 we recorded a credit of $83,000 and $327,000, respectively, as a change in estimate to previously recorded merger-related accruals. During the three and nine months ended October 1, 2005, we incurred $1.2 million and $2.1 million, respectively, of significant costs relating to the merger with Computer Horizons Corporation, which was terminated on September 13, 2005.

Restructuring and Other Severance Related Costs

We recorded restructuring and severance related adjustments of $39,000 and $54,000 during the three and nine months ended September 2006, respectively. We recorded restructuring and severance related costs of $3.2 million and $3.9 million during the three and nine months ended October 1, 2005, respectively. Of this amount, during the three and nine months ended October 1, 2005, $900,000 and $1.6 million, respectively, related to workforce reductions. The remaining $2.3 million for the three- and nine-month periods related to lease obligations and abandonment costs (net of sub-lease income) for locations where we have chosen to downsize or exit completely.

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

Goodwill Impairment

In accordance with the provisions of SFAS No. 142, we performed our annual test of goodwill during the third quarter of 2006 and found no indication or impairment. In 2005, the annual test found indication of impairment with our non-infrastructure solutions reporting unit. Accordingly, we completed the impairment testing during the third quarter of 2005 and recognized an impairment charge of $7.1 million.

Non-Operating Income

The increase in non-operating income during the three- and nine-month periods ended September 30, 2006 compared to the equivalent periods of 2005 is primarily due to the collection of interest income resulting from the resolution of a significant receivable balance.

Interest Expense

Interest expense increased due to an increase in average borrowings to $9.6 million and $10.0 million during the three- and nine-month periods ended September 30, 2006, respectively, from $7.0 million and $3.5 million in the three- and nine-month periods ending October 1, 2005, respectively under our line of credit and an increase in our interest rate.

Income Taxes

During the three- and nine-month periods ended September 30, 2006, we recorded a charge for income taxes related to subsidiaries where profitability was achieved and state taxes were due. We recorded no additional income tax expense or benefit because any tax expense or benefit which would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred assets. If actual future taxable income is less than we anticipate, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations. If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Personnel

Our technical consulting staff levels finished the quarter at 6.2% below the comparable quarter last year. This number excludes headcount in Medical Concepts Staffing, our medical staffing business, which accounts for an immaterial amount of our revenue.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.
				Percentage
	September 30,	December 31,	Increase	Increase
(In thousands except percentages)	2006	2005	(Decrease)	(Decrease)

Cash and Cash Equivalents	$143	$64	$79	123.4%
Accounts Receivable	71,566	66,968	4,598	6.9
Other Current Assets	2,347	2,383	(36)	(1.5)
Total Current Assets	$74,056	$69,415	$4,641	6.7%

Accounts Payable	$23,295	$24,581	$(1,286)	(5.2)%
Salaries and Vacations	5,679	8,260	(2,581)	(31.2)
Line of Credit	11,422	5,000	6,422	128.4
Restructuring Accruals Current	535	971	(436)	(44.9)
Other Current Liabilities	4,841	4,421	420	9.5
Total Current Liabilities	$45,772	$43,233	$2,539	5.9%

Working Capital	$28,284	$26,182	$2,102	8.0%
Current Ratio	1.62	1.61	.01	.6

Total Shareholders’ Equity	$56,159	$56,312	$(153)	(.3)%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash to flow through the Company. During the three- and nine-month periods ended September 30, 2006, we made total payments of approximately $51.5 million and $155.4 million respectively, to pay our employee’s wages, benefits and associated taxes. We also made payments during the three- and nine-month periods ended September 30, 2006 of approximately $25.6 million and $74.1 million, respectively, to pay vendors who provided billable technical resources to our clients through us. We made payments during the three- and nine-month periods ended September 30, 2006 of approximately $7.2 million and $26.0 million, respectively, to fund other operating expenses such as our cost of product sales, employee expense reimbursement, office space rental and utilities.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due the Company for services rendered to our clients (approximately $84.1million and $255.6 million, respectively, in the three- and nine-month periods ended September 30, 2006). During the third quarter we also received net advances on our line of credit of $5.9 million. Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients. While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability of the Company to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at September 30, 2006 remained relatively stable with December 31, 2005. Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds. As our revenue and payroll continues to grow, or if we use our cash to make small acquisitions, our need to borrow may increase.

Working capital at September 30, 2006 was up from December 31, 2005. The ratio of current assets to current liabilities increased slightly at September 30, 2006, compared to December 31, 2005.

Our asset-based revolving credit agreement, consummated in April 2002, provides us with up to $45.0 million of availability. At September 30, 2006, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was at $41.4 million. Borrowings under the credit agreement are secured by all of our assets. This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise. We believe we will be able to continue to meet the requirements of this agreement for the foreseeable future.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Effective August 5, 2004, the Company amended its credit agreement and modified certain terms of the agreement. The amendment reduced the commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 8.25% as of September 30, 2006, and fixed-term advances to the applicable LIBOR rate plus 2.0%. The agreement continues, among other things, to prohibit the payment of dividends and restrict capital expenditures. Effective January 20, 2006, the Company again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The amendment eliminated certain reserves in calculating the amount the Company can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity. The effect of the modifications was to increase by $4.0 to $5.0 million the borrowing capacity under the line. The Company has the opportunity to further increase capacity by approximately $3.0 million if certain operating results are achieved.

During the three- and nine-month periods ended September 30, 2006, we made capital expenditures totaling $407,000 and $1.2 million, respectively, compared to $1.1 and $2.9 million, respectively, in the comparable periods ended October 1, 2005. We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

The Company leases office facilities under non-cancelable operating leases. Deferred compensation is payable to participants in accordance with the terms of the plan. The Company’s line of credit, with an outstanding balance of $11.4 million at September 30, 2006, expires on January 20, 2010. The Company will incur interest expense on all amounts outstanding on this line of credit at a variable interest rate. The Company will incur interest expense on certain portions of its deferred compensation obligation. Minimum future obligations on operating leases and deferred compensation and the line of credit outstanding at September 30, 2006, are as follows:

(in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Line of Credit	$0	$0	$11,422	$0	$11,422

Operating Leases	4,249	5,553	3,575	1,098	14,475

Deferred Compensation	172	1,106	235	933	2,446

Total	$4,421	$6,659	$15,232	$2,031	$28,343

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), Fair Value Measurements. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 157 will have on its consolidated results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our financing agreement with GE Capital Corporation carries a variable interest rate which exposes us to certain market risks. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates. For example, our line of credit averaged approximately $10.0 million during the first nine months of 2006. A one percent increase in interest rates, assuming this average outstanding balance, would result in an annual interest expense increase of approximately $100,000.

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

Terms and conditions standard to computer consulting services contracts also present a risk to our business. In general, our customers can cancel or reduce their contracts on short notice. A large portion of our revenue has and will likely continue to depend on sales to a limited number of customers. During fiscal 2005, sales to IBM (13%) and Lexmark (6%) in the aggregate accounted for more than nineteen percent (19%) of our net revenues. Through the nine months ended September 30, 2006, the percentage or our revenue represented by sales to IBM has increased to nineteen percent (19%). Loss of either IBM or Lexmark or a significant portion of either, a significant number of other relationships or a major contract could have a material adverse effect on our business.

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

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

^ Exhibit 10.1	Form of First Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 25, 2006).
^ Exhibit 10.2	Form of Second Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 25, 2006).
+ Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: November 9, 2006	By:	/s/ Jeffrey P. Baker
Jeffrey P. Baker
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By:	/s/ David J. Steichen
David J. Steichen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Form of First Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed October 25, 2006).
Exhibit 10.2	Form of Second Amendment to Change in Control Agreement (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed October 25, 2006).
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.