Form 10-K
period 2006-12-30
ANALYSTS INTERNATIONAL CORP
filed 2007-03-15
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006

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

Common Stock, par value $.10 per share
(Title of class)
Common Share Purchase Rights
(Title of class)
Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act.
Yes ࿶ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ࿶ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ࿶

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large Accelerated Filer ࿶ Accelerated Filer ☑ Non-Accelerated Filer ࿶

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ࿶ No ☑

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (July 1, 2006) was $50,157,460 based upon the closing price as reported by Nasdaq.

As of March 12, 2007 there were 25,135,730 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference herein are portions of (i) the Analysts International annual report to shareholders for the year ended December 30, 2006 (Parts I, II and IV) and (ii) the proxy statement for our 2007Annual Meeting of Shareholders to be held on May 24, 2007 (Part III).

PART I

Item 1.	Business.

Introduction

Established in 1966, Analysts International Corporation (“Analysts International,” “Analysts,” the “Company” or “we”), a Minnesota corporation, is a diversified IT services company that specializes in delivering and integrating technology for businesses. Analysts International partners with industry leaders to deliver the hardware, applications and expertise to help advance businesses through the intelligent application of technology. In the United States, Analysts International serves client companies through a network of offices. Analysts International also has a minor presence in Canada and in the United Kingdom where we have a wholly-owned subsidiary, AiC Analysts Ltd.

Development of Business; Service Offerings

We offer our clients a full range of information technology consulting, software development and other services. Our service offerings include Full Service Staffing, which provides high demand resources for supporting a client’s IT staffing needs and Solutions Services, which provides IP Communications, network infrastructure, application integration, customization and administration and IT Outsourcing services, Managed IT Services and Government Solutions. The Company partners with best-in-class IT organizations, allowing access to a wide range of expertise, resources and expansive geographical reach.

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

As part of our effort to grow the services offered by our solutions practices, in January 2005, the Company acquired the assets of WireSpeed Networks, LLC (“WireSpeed”). WireSpeed was a Cincinnati-based company specializing in IP telephony and wireless networking. WireSpeed's assets, employees and service offerings have been integrated into Analysts International's Technology Integration Services group, extending and enhancing the Company's offerings in this rapidly growing area.

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

Major clients

International Business Machines Corporation

We provide services through many of our area offices to various divisions of International Business Machines Corporation (“IBM”), a major client of the Company. The services we provide to IBM are predominantly in the area of IT staffing. Analysts International’s contract with IBM was renewed as a National Technical Services (“NTS”) Core Supplier for a three-year period on July 8, 2005 and extended for one additional year on December 30, 2006. The expiration of this contract is October 31, 2009.

IBM requires Analysts International and other participating vendors to use a predetermined rate matrix for their hourly rates in return for the opportunity to do a greater volume of business with IBM. Generally, the rates we can charge for services provided are lower than the rates we would normally charge for the same services. IBM business accounted for approximately 19% and 13% of our total revenue for fiscal years 2006 and 2005, respectively.

Lexmark International, Inc.

For over twelve years, Analysts International has provided IT staffing services for Lexmark International, Inc., a Lexington, Kentucky-based company that is a leading developer, manufacturer and supplier of laser and inkjet printers, multifunction products, associated supplies and services. In fiscal 2003, Lexmark chose Analysts International as one of three prime vendors to continue to provide IT staffing services. Analysts International’s professional services agreement for staffing was renewed on August 5, 2005 and expires on August 4, 2007.

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

Revenue from services provided to Lexmark was approximately 6% of our total revenue during fiscal year 2006 and 2005.

Revenue by Industry

Analysts International provides its services to a wide range of industries. Its revenue for fiscal 2006 was derived from services rendered to customers in the following industry groups:

Approximate Percent of FY 2006 Revenue

Services	36.5%
Electronics/Manufacturing	25.1%
Transportation	7.7%
Oil and Chemical	7.0%
Financial	6.7%
Health Care	5.2%
Government	4.5%
Merchandising	3.6%
Telecommunications	2.7%
Other	1.0%

Analysts International provided services to more than 1,000 clients during 2006. Consistent with its practices in prior years, the Company rendered these services predominantly on a time and materials hourly rate basis under which invoices for services rendered were submitted no less frequently than monthly with payment generally due in 30 to 60 days.

Organization and Marketing

Analysts International provides its services through area sales and customer service offices, and for larger accounts, through national account teams. Each area sales office and national account team is staffed with sales, recruiting and technical personnel and is managed by a regional manager, who has primary responsibility for the profitability of the area. The regional manager has broad authority to conduct the operation of the office, subject to adherence to corporate policies.

During the year ended December 30, 2006, the Company maintained a business presence in the following locations: Austin, TX; Boca Raton, FL; Charlotte, NC; Chicago, IL; Cincinnati, OH; Columbia, SC; Dallas, TX; Denver, CO; Detroit, MI; Houston, TX; Indianapolis, IN; Kansas City, MO; Lansing, MI; Las Vegas, NV; Lexington, KY; Livonia, MI; Minneapolis, MN; New York, NY; Norcross, GA; Omaha, NE; Phoenix, AZ; Raleigh/Durham, NC; Richmond, VA; Rochester, MN; Rochester, NY; St. Louis, MO; San Francisco, CA; Seattle, WA; Silicon Valley, CA; Tampa, FL; Toledo, OH; and Toronto, Canada.

Analysts International utilizes its own direct sales force to sell its services. At December 30, 2006, the Company employed approximately 60 sales representatives. The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for customer requirements is an important factor in the Company’s business. At December 30, 2006, the Company employed approximately 60 recruiters.

Competition

Analysts International competes with the computer consulting and/or IT staffing divisions of several large companies (including Adecco, Kelly Services, MPS Group (Modis), TEKsystems and Spherion) on a national basis. These organizations and their applicable divisions are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

Analysts International also competes with other national IT services companies such as Computer Task Group, Comforce, Ciber, Inc., Keane, Inc., Comsys IT Partners, Tech Team Global and RCM Technologies, Inc.

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

Personnel

As of December 30, 2006, Analysts International had approximately 2,277 systems analysts, computer programmers and other business/technology personnel all of whose services are billable to clients. Several years of relevant experience is generally a prerequisite to employment with the Company.

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

On February 14, 2007, Jeffrey P. Baker, our former President and Chief Executive Officer, tendered his resignation to our Board of Directors.  His employement will terminate on May 14, 2007.  On February 15, 2007, the Board of Directors accepted Mr. Baker’s resignation and appointed Michael J. LaVelle, 67, to serve as our Interim President and Chief Executive Officer. Mr. LaVelle has held a variety of positions with the Company since 1989, most recently as Chairman and CEO in 2004-2005. He has been a Director of the Company since 2000 and is currently the Chairman of the Board.

As a result of our financial performance in 2005 and 2006, our Board of Directors hired a business consultant to advise the Company on a strategy for improving our performance. This process is currently under way. The goal of this process is to be able to develop and implement a strategy which will allow us to improve all areas of our financial performance and attain profitability. There is no assurance that we will be able to improve our financial performance under any business plan developed and implemented. Our ability to increase revenues and improve earnings is subject to certain risk factors set forth in Item 1A. Risk Factors.

Item 1A.	Risk Factors

Market conditions and intense competition within the IT staffing industry may result in a loss of market share, lower revenues and margins, and could adversely affect our business.

The market for our services is extremely competitive. Intense price competition in the area of IT staffing, continued pressure on billing rates, and customers' continued requests for lower cost models for IT staffing services will continue to pressure and, in some cases, adversely impact our operating results. Management expects that clients will continue, for the foreseeable future, to request lower cost offerings for IT staffing services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of offshore resources. Our ability to respond to customer requests for lower pricing or to provide other low-cost solutions in this area of our business while maintaining acceptable gross margins will have a direct effect on our results of operations. Furthermore, we are experiencing pressure from some clients who desire to utilize companies with larger market capitalization than ours for their IT staffing needs, requiring us to look for internal and external revenue growth opportunities. We expect competitive conditions in the area of IT staffing services to continue for the foreseeable future.

Additionally, many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do, and, as a result, they may be able to adjust to changing market conditions and respond to customer demands more effectively than us. They may also have greater resources to devote to the development of new technologies, products and services. It is possible that new competitors, alliances among competitors or alliances between competitors and third parties may emerge and acquire significant market share. If this were to occur, it could have an adverse effect on our business, results of operations and financial condition.

We derive a majority of our revenue from our IT staffing services and any material decrease in demand for these services would adversely affect our revenues and operating performance.

IT staffing continues to represent a majority of our total revenue and direct revenue. Many companies have transitioned their IT services to low-cost, offshore outsourcing centers, particularly in India, that perform the companies' technology-related work and projects. This trend has contributed to the decline in domestic IT staffing services revenue as well as some on-site solutions-oriented projects. While we saw an increase in demand for our services in 2006, and an increase in our average bill rate, we experienced intense competition on average bill rates and pay rates throughout the year. There can be no assurance as to when, or if, we will experience revenue growth. Our ability to respond to competitive conditions and trends will have a direct impact on our ability to achieve and sustain meaningful revenue growth and profitability.

Our success is directly dependent on our ability to hire and retain qualified technical personnel.

Our ability to quickly identify, hire and retain qualified technical personnel will affect our results of operations and our ability to grow in the future. If we are unable to hire the talent required by our clients in a timely, cost-effective manner and with mutually beneficial pay rates and benefit packages, it will affect our ability to grow the business.

Our ability to control costs while still being able to adequately respond to client needs is critical to our continued success.

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

Our success is dependent on our ability to market our products and services to our existing client base, to attract and retain new customers, to capitalize on new client relationships and to successfully implement our customer service objectives.

We continue to concentrate on IT staffing services in Fortune 500 and small and medium-sized businesses, business solutions for small and medium-sized businesses, and business opportunities with technology and product partners. To serve this client base, we are focusing on the following objectives: (i) implementing a consultant centric/talent community model, which will transform us into a workforce deployment and human capital management organization; (ii) continuing to implement a number of improvements around key business processes that we believe will better align our business with the market's needs and allow us to more effectively drive growth; and (iii) building a focused set of services and solutions around high-demand, emerging technologies. We believe these objectives present opportunities to grow our business and provide the scale we believe necessary to be successful in the staffing business in the long term. We believe the economies of scale that would accompany this growth are important because more clients require vendors to be of a certain size, and because size provides the operating leverage necessary to create competitive margins. Success in meeting the objectives outlined above will depend on, among other things, our ability to compete with other vendors, our ability to obtain qualified technical personnel, our success in obtaining new clients and our ability to implement those objectives.

The terms of our standard agreements with our customers allow the customers to terminate or reduce the amount of our services they purchase from us on short notice, and a limited number of customers comprise a significant portion of our revenues. The loss of one or more significant customers could negatively affect our business.

Terms and conditions standard to computer consulting services contracts also present a risk to our business. In general, our customers can cancel or reduce their contracts on short notice. A large portion of our revenue has and will likely continue to depend on sales to a limited number of customers. During fiscal 2006, sales to IBM 19% and Lexmark 6% accounted for approximately twenty-five percent (25%) of our revenues. Loss of either of these significant customer relationships or a significant portion thereof, a significant number of other relationships or a major contract could have a material adverse effect on our business.

Our ability to manage our working capital is critical to our continued growth and success.

We believe our working capital will be sufficient for the foreseeable needs of our business. Significant rapid growth in our business, a major acquisition or a significant lengthening of payment terms with major clients could create a need for additional working capital. An inability to obtain additional working capital on terms reasonably acceptable to us, should it be required, could have an adverse material effect on our business. Failure to comply with the requirements of our credit agreement could have a material adverse effect on our business.

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

We attempt to control the risk of not having infringement liability insurance by entering into service agreements with terms that either disclaim or limit our liability for such claims. We may not be able to do so in a definitive manner in all agreements. In addition, disclaimers or limitations of liability for infringement in our contracts may not be enforceable in all situations. We attempt to control the risk of liability for employment claims by implementing and following sound employment practices and policies and through employee training as we deem necessary. Even if the terms of our agreements are sufficient to protect us from liability for infringement, our employment practices are appropriate or we are otherwise successful in defending infringement or employment claims, costly and time-consuming litigation of any such claim could adversely impact our business. A large successful claim brought against us for infringement or employment practices could have an adverse effect on our business, operating results and financial condition.

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

Our quarterly revenues and operating results have varied in the past and are likely to vary from quarter to quarter. This may lead to volatility in our share price. Some other factors that may cause the market price of our common stock to fluctuate substantially include:

▪	the failure to be awarded a significant anticipated project;
▪	the termination by a client of a material contract or the timing of purchase order expiration on existing contracts;
▪	announcement of new services by us or our competitors;
▪	announcement of acquisitions or other significant transactions by us or our competitors
▪	changes in or failure to meet our earnings estimates or the estimates of securities analysts;
▪	sales of common stock by our existing shareholders or the perception that such sales may occur;
▪	sales of larger than normal volume in a short period of time;
▪	inclusion or exclusion of our stock in market indexes;
▪	adverse judgments or settlements obligating us to pay damage awards; and
▪	changes in management.

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

Forward-Looking Statements

Statements contained herein, which are not strictly historical fact, are forward-looking statements.  Words such as “believes,” “intends,” “possible,” “expects,” “estimates,” “anticipates,” or “plans” and similar expressions are intended to identify forward-looking statements.   Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on our current expectations for future demand for our products and services, and our beliefs with respect to the competition we face within our industry, as well as our revenues, earnings, results of operations and sales and such statements relate to, among other things, our growth strategies, cost-control methods, our working capital and cash requirements, our ability to meet the requirements of our credit agreement, and the realization of our deferred tax assets.  The Company’s actual results may vary materially from those projected due to certain risks and uncertainties such as the general state of the economy, volume of business activity, continued need for our services by current and prospective clients, client cancellations or re-bidding of work, the Company’s ability to control and improve profit margins, including our ability to control operating and labor costs and hourly rates for our services, the availability and utilization of qualified technical personnel and other similar factors.  For more information concerning risks and uncertainties related to the Company’s business, refer to the Company’s prior Annual Reports, 10-Ks, 10-Qs, other Securities and Exchange Commission filings and investor relations materials.  You should not place undue reliance on these forward-looking statements, which speak only as of the date they were made.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Analysts International’s principal executive offices and the Minneapolis area office are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building in which it occupies approximately 50,000 square feet. All other locations are held under leases with varying expiration dates ranging from 30 days to 6 years. See Note H of Notes to Consolidated Financial Statements in the annual report incorporated by reference in this Form 10-K as Exhibit 13.

Item 3.	Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation incidental to the business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2006.

PART II

The following portions of the Company’s annual report to shareholders for the fiscal year ended December 30, 2006 are incorporated by reference in response to Items 5, 6, 7 and 8 as follows:

Items in Form 10-K	Caption/Section in Annual Report	Page

5	Market for Registrant’s Common Equity and Related Stockholder Matters	41

6	Selected Financial Data	42

7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-21

8	Financial Statements, and Supplementary Data	22-37, 43

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our financing agreement with GE Capital Corporation carries a variable interest rate, which exposes us to certain market risks. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates. For example, our outstanding balance on our line of credit averaged $9.4 million during 2006. A one percent increase in interest rates would result in an annual interest expense increase of approximately $94,000.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with or changes in the Company’s independent auditors within the past two fiscal years.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s interim President and Chief Executive Officer, Michael J. LaVelle, and Chief Financial Officer, David J. Steichen, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report to Shareholders incorporated herein as Exhibit 13.

(c)	Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

The information regarding executive officers required by Item 10 is set forth under the caption “Executive Officers” on the inside back cover page of the Company’s annual report to shareholders. Other information called for in Part III, including information regarding directors and corporate governance of the registrant and corporate governance (Item 10), executive compensation (Item 11), security ownership of certain beneficial owners and management and related stockholder matters (Item 12), director independence (Item 13) and principal accounting fees and services (Item 14), is set forth in the Company’s definitive proxy statement for the annual meeting of shareholders to be held May 24, 2007, filed pursuant to Regulation 14A, as follows:

Items in Form 10-K	Caption in Definitive Proxy Statement

10	Election of Directors

10	Corporate Governance

11	Executive Compensation

12	Security Ownership of Certain Beneficial Owners and Management

13	Certain Relationships and Related Transactions, and Director Independence

14	Independent Audit Fees

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a).(1)	Consolidated Financial Statements

The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent registered public accounting firm’s reports are included in the following pages of its annual report to shareholders for the fiscal year ended December 30, 2006.

Description	Page in Annual Report

Consolidated balance sheets at December 30, 2006 and December 31, 2005.	22

Consolidated statements of operations for the years ended December 30, 2006, December 31, 2005, and January 1, 2005.	23

Consolidated statements of cash flows for the years ended December 30, 2006, December 31, 2005, and January 1, 2005.	24

Consolidated statements of shareholders’ equity for the years ended December 30, 2006, December 31, 2005, and January 1, 2005	25

Notes to Consolidated Financial Statements	26-37

Reports of Independent Registered Public Accounting Firm	38-39

Report of Management	40

Management’s Report on Internal Control Over Financial Reporting	40

(a).(2)	Consolidated Financial Statement Schedules

Description	Page Herein

Report of Independent Registered Public Accounting Firm	17

Schedule II. Valuation and Qualifying Accounts	18

Other consolidated financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

(b)          Exhibits

Exhibit No.	Description

^ 3-a	Articles of Incorporation, as amended (Exhibit 3-a to Annual Report on Form 10-K for fiscal year 1988, Commission File No. 0-4090, incorporated by reference).

^ 3-b	Restated Bylaws (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File No. 0-4090, incorporated by reference).

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

^ 3-e
Amendment to Articles of Incorporation to increase authorized shares to 120 million (Exhibit A to Definitive Proxy Statement dated September 8, 1998, Commission File No. 0-4090, incorporated by reference).

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

^ 4-d
Second Amendment to Rights Agreement dated as of April 30, 1996 between Analysts International Corporation and Norwest Bank Minnesota, N.A. as Rights Agent (Exhibit 4(d) to Annual Report on Form 10-K for fiscal year 1996, Commission File No. 0-4090, incorporated by reference).

^ 4-e
Restated Rights Agreement dated as of June 16, 1989 and restated as of April 16, 1998 between Analysts International Corporation and Norwest Bank Minnesota, N.A. as Rights Agent (Exhibit 4-e to Annual Report on Form 10-K for fiscal year 1998, Commission File No. 0-4090, incorporated by reference).

*^ 10-a	Deferred Compensation Plan (Exhibit 10-g to Annual Report on Form 10-K for fiscal year 1984, Commission File No. 0-4090, incorporated by reference).

*^ 10-b	1994 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 6, 1994 for registrant's 1994 Annual Meeting of Shareholders, Commission File No. 0-4090, incorporated by reference).

*^ 10-c	1996 Stock Option Plan for Non-employee Directors (Exhibit B to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).

*^ 10-d	1999 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 13, 1999, Commission File No. 0-4090, incorporated by reference).

^ 10-e
Credit Agreement dated April 11, 2002 between Analysts International Corporation and General Electric Capital Corporation. (Exhibit 2.1 to Current Report on Form 8-K dated April 26, 2002, Commission File No. 0-4090, incorporated by reference).

^ 10-f	First Amendment to Credit Agreement dated as of July 24, 2002. (Exhibit 10-l to Annual Report on Form 10-K for fiscal year 2002, Commission File No. 0-4090, incorporated by reference).

^ 10-g	Waiver and Second Amendment to Credit Agreement dated as of April 7, 2003. (Exhibit 10-m to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).

^ 10-h	Third Amendment to Credit Agreement dated as of April 28, 2003. (Exhibit 10-n to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).

^ 10-i
Consent and Fourth Amendment to Credit Agreement dated as of December 31, 2003.  (Exhibit 10-o to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).

*^ 10-j	2004 Equity Incentive Plan. (Exhibit 10-p to Quarterly Report on Form 10-Q for period ended July 3, 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-k	Employment contract with Jeffrey P. Baker (Exhibit 10-q to Quarterly Report on Form 10-Q for period ended July 3, 2004, Commission File No. 0-4090, incorporated by reference).

* 10-l	Fifth Amendment to Credit Agreement dated as of August 5, 2004. (Exhibit 10-r to Quarterly Report on Form 10-Q for period ended October 2, 2004, Commission File No. 0-4090, incorporated by reference).

^ 10-m	Consent and Sixth Amendment to Credit Agreement dated as of January 6, 2005 (Exhibit 10-t to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-n
Standard Nonqualified Stock Option Agreement for Board Members under 2004 Equity Incentive Plan (Exhibit 10-u to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-o
Standard Restricted Stock Agreement for Board Members under 2004 Equity Incentive Plan (Exhibit 10-v to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-p
Standard Nonqualified Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-w to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-q
Standard Restricted Stock Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-x to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-r
Standard Incentive Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-y to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-s
Change in Control Agreement between Analysts International Corporation and Jeffrey P. Baker dated as of June 18, 2004, as amended March 15, 2005 (Exhibit 10-z to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-t
Change in Control Agreement between Analysts International Corporation and John D. Bamberger dated as of December 18, 2000, as amended March 15, 2005  (Exhibit 10-bb to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-u
Change in Control Agreement between Analysts International Corporation and David J. Steichen dated as of December 18, 2000, as amended March 15, 2005 (Exhibit 10-cc to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-v
Change in Control Agreement between Analysts International Corporation and Colleen M. Davenport dated as of December 18, 2000, as amended March 15, 2005 (Exhibit 10-dd to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-w
Change in Control Agreement between Analysts International Corporation and Paulette M. Quist dated as of December 18, 2000, as amended March 15, 2005 (Exhibit 10-ee to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-x
Change in Control Agreement between Analysts International Corporation and Walter P. Michels dated as of March 15, 2005 (Exhibit 10-ff to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference.

*^ 10-y
Change in Control Agreement between Analysts International Corporation and David H. Jenkins dated as of March 15, 2005 (Exhibit 10-gg to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-z
Change in Control Agreement between Analysts International Corporation and Praba Manivasager dated as of March 15, 2005 (Exhibit 10-hh to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-aa	Summary of 2005 Management Incentive Compensation Plan (Exhibit 10-ii to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-bb
Summary of Terms and Conditions of Michael J. LaVelle’s Retirement and Consulting Agreement (Exhibit 10.2 to Current Report on Form 8-K filed December 21, 2005, Commission File No. 0-4090, incorporated by reference).

*^ 10-cc	Summary of Terms and Conditions of Accelerated Stock Options effective December 30, 2005 (contained in Form 8-K, filed January 5, 2006, Commission File No. 0-4090, incorporated by reference).

^ 10-dd
Eighth Amendment to Credit Agreement between Analysts International Corporation (“Borrower”) and General Electric Capital Corporation (Lender and Agent) dated January 20, 2006 (contained in Form 8-K, filed January 26, 2006 Commission File No. 0-4090, incorporated by reference).

^ 10-ee
Amendment to Lease Agreement by and between Analysts International Corporation and Centennial Lakes III, LLC dated March 24, 2006 (Exhibit 10.1 to Form 8-K, filed March 28, 2006 Commission File No. 0-4090, incorporated by reference).

*^ 10-ff	Form of First Amendment to Change in Control Agreement (Exhibit 10.1 to Form 8-K, filed October 25, 2006 Commission File No. 0-4090, incorporated by reference).

*^ 10-gg	Form of Second Amendment to Change in Control Agreement (Exhibit 10.2 to Form 8-K, filed October 25, 2006 Commission File No. 0-4090, incorporated by reference).

^ 10-hh	Waiver, Consent and Ninth Amendment to Credit Agreement, dated February 1, 2007 (Exhibit 10.2 to Form 8-K, filed February 7, 2007 Commission File No. 0-4090, incorporated by reference).

^ 10-ii
Trust Agreement between the Company and Wachovia Bank, dated February 15, 2007, under the Analysts International Corporation Special Executive Retirement Plan (Exhibit 10.1 to Form 8-K, filed February 15, 2007 Commission File No. 0-4090, incorporated by reference).

*+ 10-jj	Restated Executive Retirement Plan dated as of December 27, 2006.

*+ 10-kk	Form of incentive stock option agreement for long-term incentive grants made for 2007.

*+ 10-ll	Form of restricted stock award agreement for long-term incentive awards made January for 2007.

+ 13	2006 Annual Report to Shareholders.

^ 18
Letter of Preferability from Deloitte & Touche LLP regarding change in date for annual goodwill assessment (Exhibit 18 on Form 10-Q for period ended October 2, 2004, Commission File No. 0-4090, incorporated by reference).

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

______________________________________________________________________________________

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
Minneapolis, Minnesota

We have audited the consolidated financial statements of Analysts International Corporation and subsidiaries (the “Company”) as of December 30, 2006, and December 31, 2005, and for each of the years ended December 30, 2006, December 31, 2005, and January 1, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 30, 2006, and have issued our reports thereon dated March 15, 2007; such consolidated financial statements and reports are included in your 2006 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15a.2. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 15, 2007

Schedule II

Analysts International Corporation
Valuation and Qualifying Accounts

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period

Allowance for doubtful accounts:

Twelve months ended December 30, 2006	$2,106,000	$750,000	$1,433,000	$1,423,000

Twelve months ended December 31, 2005	$1,809,000	$1,615,000	$1,318,000	$2,106,000

Twelve months ended January 1, 2005	$1,508,000	$630,000	$329,000	$1,809,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION

Date: March 15, 2007	By:	/s/ Michael J. LaVelle
Michael J. LaVelle, Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. LaVelle	Interim President and Chief Executive Officer/Chairman of the Board	March 15, 2007
Michael J. LaVelle	(Principal Executive Officer)

/s/ David J. Steichen	Chief Financial Officer and Treasurer	March 15, 2007
David J. Steichen	(Principal Finance and Accounting Officer)

Director
Brigid A. Bonner*

Director
Krzysztof K. Burhardt*

Director
Willard W. Brittain*

Director
Michael B. Esstman*

Director
Margaret A. Loftus*

Director
Robb L. Prince

*Michael J. LaVelle, by signing his name hereto, hereby signs this Form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

/s/ Michael J. LaVelle
Michael J. LaVelle, Interim President and Chief Executive Officer