Form 10-Q
period 2007-03-31
ANALYSTS INTERNATIONAL CORP
filed 2007-05-10
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

or

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
Yes ☐ No ☑

As of May 4, 2007, 25,135,730 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation
Condensed Consolidated Balance Sheets

	March 31,	December 30,
(In thousands)	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$81	$179
Accounts receivable, less allowance for doubtful accounts	65,277	64,196
Prepaid expenses and other current assets	3,834	2,484
Total current assets	69,192	66,859

Property and equipment, net	2,903	2,925
Intangible assets, net	10,979	11,245
Goodwill	11,799	11,799
Other assets	3,085	3,403
Total assets	$97,958	$96,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,671	$24,411
Salaries and vacations	5,362	7,416
Line of credit	8,283	2,661
Deferred revenue	1,029	1,267
Restructuring accrual, current portion	234	385
Health care reserves and other amounts	952	1,670
Deferred compensation	383	208
Total current liabilities	40,914	38,018

Non-current liabilities:
Deferred compensation	2,312	2,319
Restructuring accrual	116	160
Other long term liabilities	160	--
Shareholders’ equity	54,456	55,734
Total liabilities and shareholders equity	$97,958	$96,231

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In thousands except per share amounts)	2007	2006

Revenue:
Professional services provided directly	$62,951	$65,459
Professional services provided through subsuppliers	16,122	14,077
Product sales	10,034	7,305
Total revenue	89,107	86,841

Expenses:
Salaries, contracted services and direct charges	65,821	65,196
Cost of product sales	8,705	6,444
Selling, administrative and other operating costs	16,250	14,492
Amortization of intangible assets	266	253

Operating (loss) income	(1,935)	456
Non-operating income	7	4
Interest expense	(78)	(193)

(Loss) income before income taxes	(2,006)	267
Income tax expense	21	13
Net (loss) income	$(2,027)	$254

Per common share:
Basic (loss) income	$(.08)	$.01
Diluted (loss) income	$(.08)	$.01

Average common shares outstanding	24,751	24,611
Average common and common equivalent shares outstanding	24,751	25,086

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	April 1,
(In thousands)	2007	2006

Net cash used in operating activities	$(5,265)	$(5,093)

Cash flows from investing activities:
Property and equipment additions	(455)	(326)
Net cash used in investing activities	(455)	(326)

Cash flows from financing activities:
Net change in line of credit	5,622	5,492
Net cash provided by financing activities	5,622	5,492

Net (decrease) increase in cash and cash equivalents	(98)	73

Cash and cash equivalents at beginning of period	179	64

Cash and cash equivalents at end of period	$81	$137

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and April 1, 2006, and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and April 1, 2006 have been prepared by the Company without audit. In the opinion of management, all adjustments necessary to present fairly the financial position at March 31, 2007 and the results of operations and the cash flows for the periods ended March 31, 2007 and April 1, 2006 have been made.

The Company operates on a fiscal year ending on the Saturday closest to December 31. Accordingly, the Company’s fiscal quarters end on the Saturday closest to the end of the calendar quarter.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these condensed consolidated financial statements. The Company suggests reading these statements in conjunction with the financial statements and notes thereto included in the Company's December 30, 2006 annual report to shareholders.

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

During the first quarter of 2007, no intangible assets were acquired, impaired, or disposed. Intangible assets other than goodwill consist of the following:

	March 31, 2007			December 30, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$15,075	$(5,683)	$9,392	$15,075	$(5,417)	$9,658
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$16,795	$(5,816)	$10,979	$16,795	$(5,550)	$11,245

The customer lists are amortized on a straight-line basis over 4 to 20 years and are scheduled to be fully amortized in 2024. Amortization is estimated to be approximately $1.0 million per year through 2008, $900,000 from 2009 to 2015, and under $150,000 from 2016 to 2024. The tradename is considered to have an indefinite life and therefore does not result in any amortization.

Accounting Pronouncements

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

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS No. 159”), the Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated results of operations.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Effective December 31, 2006, the Company has adopted the provisions of FIN 48 and there was no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

Equity Compensation Plans

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

During the quarter ended March 31, 2007, following the resignation of Jeffrey P. Baker on February 15, 2007, the Company’s former President and CEO, the Company determined that unvested stock options to purchase 500,000 shares of common stock held by Mr. Baker would not vest. Accordingly, during the quarter, the Company recorded a credit within the condensed consolidated statement of operations of $81,000 to reverse previously recorded expense related to these options. The Company also incurred a charge of $645,000 relating to the accelerated vesting of 325,000 shares of restricted stock. Total stock option expense, net of this credit, included in the condensed consolidated statements of operations for the first quarter 2007 and 2006 was $(64,000) and $28,000, respectively. The tax (expense) benefit recorded for these same periods was $(23,000) and $11,000, respectively. This tax (expense) benefit is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the periods ended March 31, 2007 and April 1, 2006.

As of March 31, 2007, there was $125,000 of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted average period of 1.75 years.

As of March 31, 2007, there was $113,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 plan. The cost is expected to be recognized over a weighted average period of 1.3 years. The total compensation expense related to stock awards during the quarters ended March 31, 2007 and April 1, 2006 was $813,000 and $101,000, respectively. The first quarter expense included $645,000 relating to the accelerated vesting, upon his resignation, of 325,000 shares of restricted stock held by Mr. Baker.

On February 15, 2007, Mr. LaVelle was granted a fully vested restricted stock award of 50,000 shares for serving as Interim President and Chief Executive Officer.

During the respective first quarters we granted the following equity compensation:

	2007		2006
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	178,321	$.95	164,000	$1.62
Restricted stock	118,071	$1.92	258,000	$2.43

2. Line of Credit

Effective April 11, 2002, the Company entered into an asset-based revolving credit facility with GE Capital Corporation. This credit facility provides total availability of up to $45.0 million. At March 31, 2007 total availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $38.4 million. At March 31, 2007, we had borrowings of $8.3 million. Borrowings under this credit agreement are secured by all of the Company’s assets. The credit agreement requires that the Company take advances or pay down the outstanding balance on a daily basis. The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. The credit facility, as amended, requires a commitment fee of .25% of the unused portion of the facility, and an annual administration fee of $25,000. The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (8.25% on March 31, 2007) and on fixed-term advances equal to the applicable LIBOR rate plus 2.0%. The agreement restricts, among other things, the payment of dividends and capital expenditures. The Company is in compliance with all restrictive covenants.

Effective January 20, 2006, the Company and GE Capital Corporation amended the revolving credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The modifications included the elimination of certain reserves in calculating the amount the Company can borrow under the facility and changes to the definition of eligible receivables.

3.	Shareholders’ Equity

(In thousands)	Three Months Ended March 31, 2007

Balance at beginning of period	$55,734
Issuance of common stock	110
Restricted shares amortization	703
FAS 123 R stock option expense	(64)
Net Loss	(2,027)
Balance at end of period	$54,456

4.	Earnings Per Share

Basic and diluted loss per share (EPS) are presented in accordance with SFAS No. 128, “Earnings per Share”. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock. Options to purchase 2,247,784 and 2,499,000 shares of common stock were outstanding at March 31, 2007 and April 1, 2006, respectively. All options were considered anti-dilutive and excluded from the computation of common equivalent shares at March 31, 2007 because the Company reported a net loss. Options to purchase 2,429,000 shares were considered anti-dilutive and excluded from the computation common equivalent shares for the three months ended April 1, 2006 because the exercise price was greater than the average share price. The computation of basic and diluted (loss) income per share for the three-months ended March 31, 2007 and April 1, 2006 is as follows:

	Three Months Ended
(in thousands, except per share amounts)	March 31, 2007	April 1, 2006

Net (loss) income	$(2,027)	$254
Weighted-average number of common shares outstanding	24,751	24,611
Dilutive effect of equity compensation plan awards	--	475
Weighted-average number of common and common equivalent shares outstanding	24,751	25,086
Net (loss) income per share:
Basic	$(.08)	$.01
Diluted	$(.08)	$.01

5.	Restructuring

During the second and third quarters of 2005, the Company recorded restructuring and severance-related charges of $3.9 million. Of these charges, $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where the Company has chosen to downsize or exit completely. A summary of the activity in the restructuring accrual account during the quarter ended March 31, 2007 is as follows:

(In thousands)	Office Closure\ Consolidation
Balance at December 30, 2006	$545
Cash expenditures	(195)
Balance at March 31, 2007	$350

The Company believes the reserve is currently adequate. Negative sublease activity in the future, including any defaults of existing subleases could create the need for future adjustments to this reserve.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Three Months Ended March 31, 2007 and April 1, 2006

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements contained herein, which are not historical fact, may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include or relate to the following: (i) our expectation that demand for our services will grow modestly; (ii) our expectation that our largest IT staffing clients will continue to drive pricing lower; (iii) our belief that our ability to quickly identify, attract and retain qualified technical personnel at competitive pay rates will affect our results of operations and ability to grow revenue in the future; (iv) our expectations with respect to revenue growth; (v) our expectations with respect to right-sizing our business and reducing operating costs; (vi) our plans to establish demanding performance and operational standards; (vii) our plans to invest approximately $5 million in building middle-market presence in select geographic regions over the next two years; (viii) our expectations with respect to our Sarbanes-Oxley Act compliance expenses; and (ix) our beliefs about our working capital needs and our ability to comply with the covenants and requirements of our credit agreement. Our actual results may differ materially from those projected due to certain risks and uncertainties such as the following:

•
The market conditions in the IT services industry, including intense competition for billable technical personnel at competitive rates, strong pricing pressures from many of the largest clients and the potential impact of the Michigan economy on our solutions practices’ performance.

•	Difficulty in identifying, attracting and retaining qualified technical personnel and its continued impact on our ability to grow our business.
•	The possibility that reducing employee-related costs may limit our ability to retain or attract consultants.
•
Our ability to respond to client needs in a cost-controlled environment and the possibility that we may not be able to continue reducing costs if it affects our ability to deliver timely services or otherwise respond to customer needs or requirements.

•
Significant rapid growth in or a significant loss in our business, or significant lengthening of payment terms with a major client could create a need for additional working capital. A failure to obtain additional working capital, should it be required, would materially affect our business.

•	Significant changes in, reductions in or loss of a relationship with a major client or technology partner.
•	Growth opportunities may not be made available to us.
•	Unsuccessful implementation or execution of our new business plan/strategy, including but not limited to:
o	The extent to which our investment and performance improvement initiatives are successful.
o	Our success in hiring and retaining management with the necessary skills and experience.
o	Lack of success with our strategy for capturing any growth opportunities, including geographic expansion.
o	Decisions not to fully implement certain aspects of the new business plan.

Introduction and Overview of First Quarter 2007 Events

Headquartered in Minneapolis, Minnesota, Analysts International is a diversified IT services company. In business since 1966, we have sales and customer support offices in the United States and Canada.

On February 14, 2007, we announced that Jeffrey P. Baker, our former President and Chief Executive Officer, tendered his resignation effective immediately. On February 15, 2007, our Board of Directors accepted Mr. Baker’s resignation and Michael J. LaVelle, our Chairman and former President and CEO, was appointed to serve as our Interim President and CEO.

We offer our clients a full range of information technology consulting, software development and other services, including offerings sometimes referred to in the industry as “solutions” or “projects”. Service offerings are divided into the following three categories:

•
Staffing; serving our large high-volume, major accounts. This service is focused on providing reasonably priced resources to volume buyers effectively and on demand. This is driven by a recruiting-centric approach,

•
Custom Services; serving middle market customers in targeted geographies. This part of our business focuses on understanding the customers’ business and providing professional resources for application development and integration, project managers, business analysts and other highly-skilled resources, and

•	Technology Solutions; providing network services, infrastructure, application integration, I.P. telephony and hardware solutions to the middle market.

Market Conditions and Economics of Our Business

Market conditions in the IT services industry continue to present challenges for us. We were successful in growing our business during the first quarter of 2007 by expanding our relationship as a reseller of IT products and expanding our use of subsupplier firms in Symmetry Workforce Solutions, our vendor management organization. We continue to experience intense competition in hiring billable technical personnel and intense pricing pressures from our largest clients. During the first quarter of 2007, as a result of these pressures, our direct services revenue declined compared to the same period in 2006. Our average bill rates increased slightly during the first quarter; however, we experienced a decline in the gross margin on our direct service revenue. This decline in gross margin on direct service revenue was due in large part to an increase in the percentage of our services provided to IBM and other large national clients and an increase in the discounts we are required to provide to these clients. The larger volume associated with these contracts may not offset the lower rates we charge and the heavy discounts we are required to provide in order to win additional business. Although we expect demand for our services to grow modestly, we expect our largest clients to continue to drive pricing lower through a variety of means including e-procurement systems, competitive bidding processes, the granting of various types of discounts, and the use of offshore resources.

Along with our ability to respond to customer requests for lower pricing, our ability to quickly identify, attract and retain qualified technical personnel at competitive pay rates will affect our results of operations and our ability to grow revenue in the future. Competition for the technical personnel needed to deliver the services has intensified. If we are unable to hire the talent required by our clients in a timely, cost-effective manner, it will affect our ability to grow our business.

Employee benefit and other employee-related costs are additional factors bearing on our ability to hire qualified personnel and control overall labor costs. In an effort to manage our benefits costs, we have regularly implemented changes to our benefits plans. While we believe the changes we implemented will be effective in reducing the costs of those plans, the effectiveness of these changes may vary due to factors such as rising medical costs, the amount of medical services used by our employees and similar factors. Also, as we make changes to benefit plans to control costs, the risk that it will be more difficult to retain current consultants or to attract and retain new resources increases.

Our ability to continue to respond to our client needs in a cost-controlled environment is a key factor to our future success. We have continued to streamline our operations by consolidating offices, reducing administrative and management personnel and continuing to review our company structure for more efficient methods of operating our business and delivering our services. We may not be able to continue to reduce costs without affecting our ability to delivery timely services to our clients and therefore may choose to forego particular cost reductions if we believe it would be prudent to do so for our future success.

Our ability to respond to the conditions outlined above will bear directly on our performance because IT Staffing Services continues to represent the majority of our total revenue. Although we believe we can grow this business, there can be no assurance as to when, or if, we will experience sustained revenue growth.

Strategy

In November of 2006, the Board of Directors, faced with the declining performance of our business, commissioned Alliance Management (AMI), a Minneapolis-based consulting firm, to assist us in an assessment of the business. The focus of the process was to determine a course of action for the Company.

Working with AMI, we have studied various scenarios and have developed strategies and plans to revitalize the Company and re-establish Analysts International as a leading provider of information technology resources and solutions.

Over the last decade commoditization and globalization have been strong change agents eroding the earnings power of traditional IT staffing companies. Although these realities continue to influence the IT staffing markets, middle market companies still have a strong need for, and are seeking great value from, their IT services providers. Fortunately, we are well established in this market.

To position Analysts International to re-claim and expand our middle market presence and continue to serve our major clients, we intend to focus on four key strategies:

•
Aligning our operations and services within selected target markets. This means we will invest primarily in developing middle market customers in targeted geographies and in building our professional resource talent pools,

•	Improving our value proposition by providing services and benefit to customers which enhance their talent resources, productivity and profitability,
•	Leveraging our growth off a strong base of current and past customers, and
•	Positioning Analysts International as a best-in-class IT services provider to mid-market customers.

In order to meet these goals, we expect to: (i) right size our operations, reducing operating costs, (ii) establish demanding performance and operational excellence standards, and (iii) invest approximately $5 million in building middle market presence in select geographic regions over the next two years. We believe these objectives present opportunities to grow our business and to provide the scale we believe necessary for success in the staffing business in the long term.

In our Technology Integration and Outsourcing Services groups we continue to pursue clients of all sizes, but primarily focus on small and medium-sized businesses. We also continue to pursue business opportunities with technology and product partners such as Cisco, Dell, Microsoft and EMC. Partnering with vendors like these is an important factor in achieving growth in revenue and profit. Our Technology Integration and Outsourcing service offerings are focused on four major practice areas which are aligned with leading edge technologies:

▪	IP Communications, which includes Wireless, IP Telecommunications, Call Center and Security Services
▪	Enterprise Networking, which includes storage product support and VMware services
▪	Lawson Services, which includes integration, customization, and administration of Lawson Software applications
▪	IT Outsourcing which includes Application Outsourcing, Help Desk, Hosting, and Field Engineering services

In addition, state and local government is a key vertical market for the Company. In this vertical market, we are providing a broad array of services including criminal justice information systems and mobile and wireless solutions.

Other Factors

Terms and conditions standard to computer consulting services contracts also present a risk to our business. In general, our clients can cancel or reduce their contracts on short notice. Loss of a significant client relationship, a significant portion thereof, or a significant number of smaller contracts could have a material adverse effect on our business.

Compliance with the Sarbanes-Oxley Act under Section 404 of the Act has increased our cost of compliance and strained our internal resources. We expect to continue to incur such costs in future years for maintaining compliance. An inability to control these costs, a failure to comply with the Sarbanes-Oxley Act, or a failure to adequately remediate control deficiencies as they are identified could have a material adverse effect on our business.

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

Overview of Results of First Quarter 2007 Operations

Total revenue for the three-month period ended March 31, 2007 was $89.1 million, compared to $86.8 million during the period ended April 1, 2006. The increase included a 14.5% increase in revenue from services provided through subsuppliers and a 37.4% increase in product sales, offset by 3.8% decrease in direct services revenue. For the three-month period ended March 31, 2007, 70.6% of our revenue was derived from services provided directly, compared to 75.4% in the comparable period a year ago. The change in revenue mix was due mainly to an increase in subsupplier revenue with a new account and an increase in product sales driven by the success of our IP Communications practice.

Our net loss for the three-months ended March 31, 2007, which included $1.2 million of severance and consulting related expenses, was $2.0 million compared with net income of $254,000 for the comparable period of 2006. On a diluted per share basis, the net loss for the three months ended March 31, 2007 was $(.08) share compared with net income of $.01 in the comparable period of 2006.

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

To assess the recorded value of our deferred tax assets for possible impairment, we must estimate the likelihood of future taxable income generation. Realization of the net deferred tax assets of $2.6 million (deferred tax assets of $15.4 million net of a valuation allowance of $12.8 million) requires the generation of at least $6.8 million of future taxable income prior to the expiration of federal net operating loss carry forward benefits. The federal net operating loss (NOL) carry forward benefits of approximately $857,000, $62,000, $3,554,000, $1,129,000 and $1,924,000 expire in 2023, 2024, 2025, 2026, and 2027, respectively. If the Company does not generate sufficient future taxable income, an impairment of the recorded assets could result.

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

We performed our annual impairment evaluation at September 2, 2006 and found no indication of impairment of the goodwill.

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

During the quarter we recorded $21,000 of income tax expense related to subsidiaries where profitability was achieved and state taxes were paid. We recorded no income tax benefit associated with our net loss because the benefit created by our operation loss has been negated by the establishment of additional reserves against our deferred assets. If actual future taxable income is less than we anticipate from our estimates, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations. If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Restructuring and other severance related costs

During 2005, we recorded restructuring and other severance charges of $3.9 million. Of these charges, $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where we have chosen to downsize or exit completely.

Factors such as our ability to enter into subleases, the creditworthiness of sub-lessees, and the ability to negotiate early termination agreements with lessors could materially affect the real estate reserve for this restructure. While we believe our current estimates regarding lease obligations are adequate, our inability to sublet the remaining space, negotiate early termination agreements or obtain payments from sub-lessees could necessitate significant adjustments to these estimates in the future.

Sales Taxes

We account for our sales tax and any other taxes that are collected from our customers and remitted to governmental authorities on a net basis. The assessment, collection and payment of these taxes are not reflected on our income statement.

Income Taxes

We and our subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction. We also file consolidated or separate company income tax returns in most U.S. states, Canadian federal, Ontario provincial, and the United Kingdom. As of March 31, 2007, there are no federal, state, or foreign income tax audits in progress. We are no longer subject to U.S. federal audits for years before 2003, and with a few exceptions, the same applies to our status relative to state and local audits.

We adopted the provisions of FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes, on December 31, 2006. We have concluded that our material tax positions will more likely than not be sustained if challenged, therefore, it was not necessary for us to recognize any additional future tax benefits or liabilities.

We recognize interest and penalties related to uncertain tax positions within interest and penalties expense. During the three months ended March 31, 2007 we have not recognized expense for interest or penalties, and do not have any amounts accrued at March 31, 2007 and December 30, 2006, respectively, for the payment of interest and penalties.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R) requiring us to recognize expense related to the fair value of our stock-based compensation award.

RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED MARCH 31, 2007 VS. APRIL 1, 2006

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three-month periods ended March 31, 2007 and April 1, 2006. The table provides guidance in the explanation of our operations and results.

	Three Months Ended		Three Months Ended
	March 31, 2007		April 1, 2006		Increase (Decrease)
		% of		% of		%	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	Inc (Dec )	Revenue
Revenue:
Professional services provided directly	$62,951	70.6%	$65,459	75.4%	$(2,508)	(3.8)%	(4.8)%
Professional services provided through Subsuppliers	16,122	18.1	14,077	16.2	2,045	14.5	1.9
Product sales	10,034	11.3	7,305	8.4	2,729	37.4	2.9
Total revenue	89,107	100.0	86,841	100.0	2,266	2.6	0.0

Salaries, contracted services and direct charges	65,821	73.9	65,196	75.1	625	1.0	(1.2)
Cost of product sales	8,705	9.8	6,444	7.4	2,261	35.1	2.4
Selling, administrative and other operating costs	16,250	18.2	14,492	16.7	1,758	12.1	1.5
Amortization of intangible assets	266	0.3	253	0.3	13	5.1	0.0
Non-operating income	(7)	0.0	(4)	0.0	3	75.0	0.0
Interest expense	78	0.1	193	0.2	(115)	(59.6)	(0.1)

Loss before income taxes	(2,006)	(2.3)	267	0.3	(2,273)	(851.3)	(2.6)
Income tax expense	21	0.0	13	0.0	8	61.5	0.0

Net loss	$(2,027)	(2.3)%	$254	0.3%	$(2,281)	(898.0)%	(2.6)%

Personnel:
Management and administrative	391		409		(18)	(4.4)
Technical consultants	2,170		2,378		(208)	(8.7)

Revenue

Revenue from services provided directly by our employees declined during the three-month period ended March 31, 2007. The number of billable technical consultants declined from April 1, 2006 to March 31, 2007. Our subsupplier revenue, which is mainly pass-through revenue with associated fees, grew by 14.5% over the comparable period last year as a result of a new client commencing services with our vendor management subsidiary.

Product sales during the three-month period ended March 31, 2007 grew by 37.4% over the comparable period last year. During the quarter ended March 31, 2007, we were able to take advantage of a change in policy at one of our technology partners to drive significant revenue growth. In addition, we continue to successfully implement our strategy of investing in high growth infrastructure businesses, primarily IP Communications, and driving revenue growth from that source as well.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants. Excluding the revenue associated with product sales, this category of expense as a percentage of revenue was 83.2% for the three-month period ended March 31, 2007, compared to 82.0% for the comparable period a year ago. This increase was due in part to the shift of our revenue mix in 2006 to include more subsupplier revenue with lower margins. Excluding the effect of subsupplier revenue and cost, this category increased as a percent of revenue to 79.9% for the three month period ended March 31, 2007 compared to 79.2% for the same period of 2006. This increase is a result of market pressures on bill rates from clients and pay rates of consultants. Although we continuously attempt to control the factors that affect this category of expense, given the competing pressure to control bill rates and increase pay rates and benefits to the consultant, there can be no assurance we will be able to maintain or improve upon the current level.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products. These costs, as a percentage of product sales, decreased to 86.8% for the three-month period ended March 31, 2007, compared to 88.2% for the three-month period a year ago. An incentive program at one of our technology partners during the quarter ended March 31, 2007 enabled us to drive higher than normal margins on product sales.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of costs increased $1.8 million from the comparable period in 2006 and represented 18.2% of total revenue for the three-month period ended March 31, 2007, up from 16.7% for the comparable period in 2006. During the quarter ended March 31, 2007, in an effort to return the company to profitability, we eliminated certain sales and management personnel, paying severance totaling approximately $1.0 million, including approximately $564,000 of net stock compensation expense recorded following the resignation of Mr. Baker. Also during the first quarter, we paid approximately $200,000 to outside consultants engaged by the Board of Directors. Absent these expenses, SG&A costs for the quarter were approximately $15.1 million or 16.9% of total revenue, up approximately $600,000 from the comparable period of 2006.

Non-Operating Income

Non-operating income remained relatively stable during the three-month period ended March 31, 2007 compared to the equivalent period of 2006.

Interest Expense

Interest expense decreased due to a decrease in average borrowings from $10.7 million during the three-month period ended April 11, 2006 to $3.7 million during the three-month period ended March 31, 2007.

Income Taxes

During the three-month period ended March 31, 2007, we recorded a charge of $21,000 for income taxes related to subsidiaries where profitability was achieved and state taxes are expected. We recorded no additional income tax expense or benefit because any tax expense or benefit which would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred assets. If actual future taxable income is less than we anticipate, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations. If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Personnel

Our technical consulting staff levels finished the quarter at 8.7% below the comparable quarter last year. This number excludes headcount in Medical Concepts Staffing, our medical staffing business, which does not account for a material amount of our revenue.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.
				Percentage
	March 31,	December 30,	Increase	Increase
(In thousands except percentages)	2007	2006	(Decrease)	(Decrease)

Cash and cash equivalents	$81	$179	$(98)	(54.7)%
Accounts receivable	65,277	64,196	1,081	1.7
Other current assets	3,834	2,484	1,350	54.3
Total current assets	$69,192	$66,859	$2,333	3.5%

Accounts payable	$24,671	$24,411	$260	1.1%
Salaries and vacations	5,362	7,416	(2,054)	(27.7)
Line of credit	8,283	2,661	5,622	211.3
Restructuring accruals current	234	385	(151)	(39.2)
Other current liabilities	2,364	3,145	(781)	(24.8)
Total current liabilities	$40,914	$38,018	$2,896	7.6%

Working capital	$28,278	$28,841	$(563)	(2.0)%
Current ratio	1.69	1.76	(.07)	(4.0)

Total shareholders’ equity	$54,456	$55,734	$(1,278)	(2.3)%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash to flow through the Company. During the three-month period ended March 31, 2007, we made total payments of approximately $57.9 million to pay our employee’s wages, benefits and associated taxes and to purchase product from our vendors. We also made payments during the three-month period ended March 31, 2007 of approximately $30.5 million to pay vendors who provided billable technical resources to our clients through us. We made payments during the three-month period ended March 31, 2007 of approximately $5.3 million to fund other operating expenses such as our employee expense reimbursement, office space rental and utilities.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due the Company for services rendered to our clients (approximately $88.0 million in the three-month period ended March 31, 2007). During the first quarter we also received net advances on our line of credit of $5.6 million. Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients. While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability of the Company to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at March 31, 2007 remained relatively stable from December 30, 2006. Our payroll disbursement on the last business day of the quarter ended March 31, 2007, resulted in the increase in our line of credit. Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds. As our revenue and payroll continue to grow, our need to borrow may increase.

Working capital at March 31, 2007 was down from December 30, 2006. The ratio of current assets to current liabilities decreased slightly at March 31, 2007, compared to December 30, 2006.

Our asset-based revolving credit agreement, commenced in April 2002, provides us with up to $45.0 million of availability. At March 31, 2007, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was at $38.4 million. Borrowings under the credit agreement are secured by all of our assets. This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise. We believe we will be able to continue to meet the requirements of this agreement for the foreseeable future.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. Effective August 5, 2004, we amended its credit agreement and modified certain terms of the agreement. The amendment reduced the commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 8.25% as of September 30, 2006, and fixed-term advances to the applicable LIBOR rate plus 2.0%. The agreement continues, among other things, to prohibit the payment of dividends and to restrict capital expenditures. Effective January 20, 2006, we again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The amendment eliminated certain reserves in calculating the amount the Company can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity. The effect of the modifications was to increase the borrowing capacity under the line by $4.0 to $5.0 million.

During the three-month period ended March 31, 2007, we made capital expenditures totaling $455,000, compared to $326,000, in the comparable period ended April 1, 2006. We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies. We lease office facilities under non-cancelable operating leases. In addition, deferred compensation is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan. The Company’s line of credit, with an outstanding balance of $8.3 million at March 31, 2007, expires on January 20, 2010.

We will incur interest expense on all amounts outstanding on this line of credit at a variable interest rate. We will incur interest expense on certain portions of its deferred compensation obligation. Minimum future obligations on operating leases and deferred compensation and the line of credit outstanding at March 31, 2007, are as follows:

(in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Line of credit	$0	$8,283	$0	$0	$8,283

Operating leases	4,139	5,019	3,931	328	13,417

Deferred compensation	383	1,448	204	660	2,695

Total	$4,522	$14,750	$4,135	$988	$24,395

New Accounting Pronouncements and Standards

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Effective December 31, 2006, the Company has adopted the provisions of FIN 48 and there was no material effect on the consolidated financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

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

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS No. 159”), the Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our financing agreement with GE Capital Corporation carries a variable interest rate which exposes us to certain market risks. Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates. For example, our line of credit averaged approximately $3.7 million during the first quarter of 2007. A one percent increase in interest rates, assuming this average outstanding balance, would result in an annual interest expense increase of approximately $37,000.

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

Item 1A. Risk Factors

Our ability to meet our current revenue, earnings and cash flow goals is substantially dependent on the successful implementation of our new business plan.

We recently concluded our strategy and business planning initiative and finalized a new business plan. Our future success depends on how well we can execute on this new plan. To execute our plan effectively, we believe we must focus on: (i) aligning our operations and services within selected markets; (ii) providing services and benefits that will assist our customers in enhancing their IT talent resources, productivity and profitability; (iii) leveraging growth opportunities with our base of current and past customers; and (iv) positioning the Company as a best-in-class IT services provider to mid-market customers. Meeting these goals will require us to right-size our operations by reducing operating costs by approximately $4 million, establish demanding performance and operational standards for each of our service offerings and the investment of approximately $5 million, which will primarily be spent on expanding our middle-market presence in select geographic regions over the next two years.

The success of our business plan may be materially and negatively affected by certain risk factors, including but not limited to the following:

•	We decide than we cannot, or it is inadvisable to, implement all or some aspects of our plan.
•	Demand for labor in the IT staffing and solutions markets does not meet levels projected in our business plan.
•	We cannot identify and/or retain management personnel with the skills and experience we believe the plan requires.
•	Productivity initiatives and investments in growth do not provide the expected returns.
•	Geographic areas selected for expansion of the Company’s presence with middle-market clients do not produce the demand for services or revenue growth expected.
•
Costs associated with implementing the new plan, including but not limited to, consultation fees, implementation of the growth initiatives of the plan and other aspects of the plan are significantly higher than expected.

•	Improvement in productivity/utilization rates in our solutions practices is not attained.

We have only recently begun to implement our new plan and recognize the task before us is significant. In order to successfully implement the new plan and begin to approach our financial goals, we must be able to accomplish the tasks outlined above; however, there is no assurance that we will be successful in meeting the foregoing goals or overcoming any of the other risks we might face in seeking to implement the new plan.  Finally, even if the new plan is fully implemented, there is no assurance that the intrinsic value of the Company will be increased significantly.

In addition to the other information set forth in this Quarterly Report on From 10-Q, you should carefully consider the factors that could materially affect our business, financial condition or future results discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006. The risks described in this Quarterly Report on Form 10-Q and our Annual Report on From 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

*^ Exhibit 10.1	Terms of employment for Michael J. LaVelle, President and Chief Executive Officer (contained in From 8-K, filed February 21, 2007 Commission File No. 0-4090, incorporated by reference).
+ Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 10, 2007	By:	/s/ Michael J. LaVelle
Michael J. LaVelle
Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By:	/s/ David J. Steichen
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