Form 10-Q
period 2007-06-30
ANALYSTS INTERNATIONAL CORP
filed 2007-08-09
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

or

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
Yes  ☐ No  ☑

As of August 3, 2007, 25,137,730 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

INDEX

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
June 30, 2007 (Unaudited) and December 30, 2006

Condensed Consolidated Statements of Operations
Three and six months ended June 30, 2007 and July 1, 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2007 and July 1, 2006 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II.	OTHER INFORMATION

Item 1	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Analysts International Corporation
Condensed Consolidated Balance Sheets

	June 30,	December 30,
(In thousands)	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$77	$179
Accounts receivable, less allowance for doubtful accounts	63,255	64,196
Prepaid expenses and other current assets	4,717	2,484
Total current assets	68,049	66,859

Property and equipment, net	2,747	2,925
Intangible assets, net	10,712	11,245
Goodwill	11,799	11,799
Other assets	2,885	3,403
Total assets	$96,192	$96,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,554	$24,411
Salaries and vacations	8,442	7,416
Line of credit	1,329	2,661
Deferred revenue	1,053	1,267
Restructuring accrual, current portion	116	385
Health care reserves and other amounts	910	1,670
Deferred compensation	1,271	208
Total current liabilities	40,675	38,018

Non-current liabilities:
Deferred compensation	1,508	2,319
Restructuring accrual	72	160
Other long term liabilities	175	--
Shareholders’ equity	53,762	55,734
Total liabilities and shareholders equity	$96,192	$96,231

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

Three Months Ended	Six Months Ended
	June 30,	July 1,	June 30,	July 1,
(In thousands except per share amounts)	2007	2006	2007	2006

Revenue:
Services provided directly	$60,386	$65,375	$123,337	$130,834
Services provided through subsuppliers	14,820	14,127	30,942	28,204
Product sales	14,043	8,404	24,077	15,709
Total revenue	89,249	87,906	178,356	174,747

Expenses:
Salaries, contracted services and direct charges	62,315	65,915	128,136	131,110
Cost of product sales	12,790	7,308	21,495	13,752
Selling, administrative and other operating costs	14,545	14,573	30,795	29,065
Amortization of intangible assets	267	266	533	520

Operating (loss) income	(668)	(156)	(2,603)	300
Non-operating income	17	105	24	109
Interest expense	(65)	(199)	(143)	(392)

(Loss) income before income taxes	(716)	(250)	(2,722)	17
Income tax expense	7	8	28	21
Net loss	$(723)	$(258)	$(2,750)	$(4)

Per common share:
Basic loss	$(.03)	$(.01)	$(.11)	$(.00)
Diluted loss	$(.03)	$(.01)	$(.11)	$(.00)

Average common shares outstanding	24,943	24,620	24,847	24,616
Average common and common equivalent shares outstanding	24,943	24,620	24,847	24,616

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	July 1,
(In thousands)	2007	2006

Net cash provided by operating activities	$1,947	$535

Cash flows from investing activities:
Property and equipment additions	(717)	(774)
Proceed from property and equipment sales	--	11
Net cash used in investing activities	(717)	(763)

Cash flows from financing activities:
Net change in line of credit	(1,332)	526
Net cash (used in) provided by financing activities	(1,332)	526

Net (decrease) increase in cash and cash equivalents	(102)	298

Cash and cash equivalents at beginning of period	179	64

Cash and cash equivalents at end of period	$77	$362

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.           Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2007 and July 1, 2006, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and July 1, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position at June 30, 2007 and the results of operations and the cash flows for the periods ended June 30, 2007 and July 1, 2006 have been made.

The Company operates on a fiscal year ending on the Saturday closest to December 31.  Accordingly, the Company’s fiscal quarters end on the Saturday closest to the end of the calendar quarters.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these condensed consolidated financial statements.  The Company suggests reading these statements in conjunction with the audited financial statements and notes thereto included in the Company's December 30, 2006 annual report to shareholders.

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

During the second quarter of 2007, no intangible assets were acquired, impaired, or disposed.  Intangible assets other than goodwill consist of the following:

	June 30, 2007			December 30, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$15,075	$(5,950)	$9,125	$15,075	$(5,417)	$9,658
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$16,795	$(6,083)	$10,712	$16,795	$(5,550)	$11,245

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

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 effective December 31, 2006, and there was no material effect on the consolidated financial statements.  As a result, no cumulative effect related to adopting FIN 48 was recorded.

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

Total stock option expense included in the condensed consolidated statements of operations for the three-and six-month periods ending June 30, 2007 and July 1, 2006 was $13,245 and $(50,537), respectively, for 2007 and $48,206 and $76,081, respectively, for 2006.  During the first quarter of 2007, in conjunction with the resignation of Jeffrey P. Baker, the Company’s former President and CEO, the Company recorded an $81,000 credit to reverse previously recorded stock option expense.  The tax benefit (expense) recorded during the three- and six-month periods was $4,184 and $(18,443), respectively, for 2007 and $16,938 and $27,809, respectively, for 2006.  This tax benefit (expense) is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the three- and six-month periods ended June 30, 2007 and July 1, 2006.

As of June 30, 2007, there was $110,000 of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted average period of 1.73 years.

As of June 30, 2007, there was $86,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 plan.  The cost is expected to be recognized over a weighted average period of 1.3 years.  The total compensation expense related to stock awards during the three- and six-month periods ended June 30, 2007 and July 1, 2006 was $15,654 and $828,224, respectively, in 2007 and $93,504 and $194,031, respectively, in 2006.  During the first quarter of 2007, the Company recorded $645,000 of stock compensation expense as a result of the accelerated vesting of 325,000 shares of restricted stock upon the resignation of Jeffrey P. Baker.

During the three- and six-month periods ended June 30, 2007 and July 1, 2006, we granted the following equity compensation:

	2007		2006

	Grants	Weighted Avg. Grant Date Fair Value	Grants	Weighted Avg. Grant Date Fair Value
3 Months Ended
Stock options	12,000	1.05	0	0
Restricted stock	2,000	1.83	0	0

6 Months Ended
Stock options	190,321	.95	164,000	1.62
Restricted stock	120,071	1.92	258,000	2.43

2.           Line of Credit

Effective April 11, 2002, the Company entered into an asset-based revolving credit facility with GE Capital Corporation.  This credit facility provides total availability of up to $45.0 million.  At June 30, 2007 total availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $34.0 million.  At June 30, 2007, we had borrowings of $1.3 million.  Borrowings under this credit agreement are secured by all of the Company’s assets.  The credit agreement requires that the Company take advances or pay down the outstanding balance on a daily basis.  The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The credit facility, as amended, requires a commitment fee of .25% of the unused portion of the facility, and an annual administration fee of $25,000.  The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (8.25% on June 30, 2007) and on fixed-term advances equal to the applicable LIBOR rate plus 2.0%.  The agreement restricts, among other things, the payment of dividends and capital expenditures.  The Company is in compliance with all restrictive covenants.

Effective January 20, 2006, the Company and GE Capital Corporation amended the revolving credit agreement extending the expiration date from October 31, 2006 to January 20, 2010.  The modifications included the elimination of certain reserves in calculating the amount the Company can borrow under the facility and changed the definition of eligible receivables.

3.           Shareholders' Equity

(In thousands)	Six Months Ended June 30, 2007

Balance at beginning of period	$55,734
Issuance of common stock	114
Restricted shares amortization	714
FAS 123 R stock option expense	(50)
Net Loss	(2,750)
Balance at end of period	$53,762

On July 25, 2007, the Company announced that its Board of Directors has authorized repurchase of up to one million shares of the Company’s common stock.  Timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities.

4.           Earnings Per Share

Basic and diluted loss per share (EPS) are presented in accordance with SFAS No. 128, “Earnings per Share.”  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock.  Options to purchase approximately 1,593,000 and 2,262,000 shares of common stock were outstanding at June 30, 2007 and July 1, 2006, respectively.  All options were considered anti-dilutive and excluded from the computation of common equivalent shares at June 30, 2007 and July 1, 2006 because the Company reported a net loss.  The computation of basic and diluted loss per share for the three- and six-months ended June 30, 2007 and July 1, 2006 is as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Net loss	$(723)	$(258)	$(2,750)	$(4)
Weighted-average number of common shares outstanding	24,943	24,620	24,847	24,616
Dilutive effect of equity compensation plan awards	--	--	--	--
Weighted-average number of common and common equivalent shares outstanding	24,943	24,620	24,847	24,616
Net loss per share:
Basic	$(.03)	$(.01)	$(.11)	$(.00)
Diluted	$(.03)	$(.01)	$(.11)	$(.00)

5.           Restructuring

During the second and third quarters of 2005, the Company recorded restructuring and severance-related charges of $3.9 million.  Of these charges, $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where the Company has chosen to downsize or exit completely.  As of the beginning of the current period all accruals, except for the accrual related to Office Closure/Consolidation, have been fully utilized.  A summary of the activity in the accrual for Office Closure/Consolidation during the six-month period ended June 30, 2007 is as follows:

(In thousands)	Office Closure/ Consolidation
Balance at December 30, 2006	$545
Less: cash expenditures	(357)
Balance at June 30, 2007	$188

The Company believes the reserve remaining at June 30, 2007 is adequate.  Negative sublease activity in the future, including any defaults of existing subleases or an inability to negotiate anticipated lease restructurings with the landords, could create the need for future adjustments to this reserve.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Three- and Six-Month Periods Ended June 30, 2007 and July 1, 2006

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.  Portions of this Quarterly Report on Form 10-Q, including this Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements contained herein that are not historical fact, may be deemed forward-looking statements.  In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements include or relate to the following:  (i) our intent to increase our trained sales personnel; (ii) our belief that the IT services market is strong and our expectation of success for our recovery plan; (iii) our expectation that our largest IT staffing clients will continue to drive pricing lower; (iv) our belief that our ability to quickly identify, attract and retain qualified technical personnel at competitive pay rates will affect our results of operations and ability to grow revenue in the future; (v) our expectation that demand for our services will grow modestly; (vi) our beliefs about our ability to control benefits and labor costs; (vii) our intent to focus on certain key strategies in the future; (viii) our plan to invest approximately $5 million in building middle market presence in select geographic regions over the next two years; (ix) our beliefs about our working capital needs and our ability to comply with the covenants and requirements of our credit agreement; (x) our expectations relating to realization of deferred tax assets; (xi) our expectations with respect to our product pipeline and revenue growth; and (xii) our beliefs relating to average product margins.  Our actual results may differ materially from those projected due to certain risks and uncertainties, including the following (each of which is discussed in detail  in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, as updated in this Form 10-Q under Item 1A of Part II):

•
The market conditions in the IT services industry, including intense competition for billable technical personnel at competitive rates, strong pricing pressures from many of the largest clients and the potential impact of the Michigan economy on our solutions practices’ performance.

•	Difficulty in identifying, attracting and retaining qualified technical personnel and its continued impact on our ability to grow our business.
•	Our ability to effectively reduce employee-related costs and the possibility that reducing employee-related costs may limit our ability to retain or attract consultants.
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

•	Significant changes, reductions in or loss of a relationship with a major client or technology partner.
•	Growth opportunities may not be made available to us.
•	Unsuccessful implementation or execution of our new business plan/strategy, including but not limited to:
o	The extent to which our investment and performance improvement initiatives are successful.
o	Our success in hiring and retaining management with the necessary skills and experience.
o	Lack of success with our strategy for capturing any growth opportunities, including geographic expansion.
o	Decisions not to fully implement certain aspects of the new business plan.

Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date they are made.  We undertake no obligation to update publicly or revise any forward-looking statements.

Introduction and Overview of Second-Quarter 2007 Events

Headquartered in Minneapolis, Minnesota, Analysts International is a diversified IT services company.  In business since 1966, we have sales and customer support offices in the United States and Canada.

We offer our clients a full range of information technology consulting, software development and other services, including offerings sometimes referred to in the industry as “solutions” or “projects.”  Service offerings are divided into the following three categories:

•
Staffing:  serving our large high-volume, major accounts.  This service focuses on providing reasonably priced resources to volume buyers effectively and on demand.  This is driven by a recruiting-centric approach;

•
Custom Services:  serving middle market customers in targeted geographies.  This part of our business focuses on understanding the customers’ businesses and providing professional resources for application development and integration, project managers, business analysts and other highly-skilled resources; and

•	Technology Solutions: providing network services, infrastructure, application integration, I.P. telephony and hardware solutions to middle market customers.

During the quarter ended June 30, 2007, we announced the adoption of a new business plan to:  (i) align our operations and services within selected markets; (ii) improve our value proposition by providing services and benefits to customers which enhance their talent resources, productivity and profitability; (iii) leverage our growth off a strong base of customers; and (iv) position us as a best-in-class IT services provider to mid-market customers.  During the second quarter, in order to meet these goals, we have taken steps to reduce operating costs and have established demanding operational and performance standards.  In addition, we are beginning to make strategic investments in sales staff, recruiting strength and local management to fuel geographic expansion.

During the second quarter of 2007, we implemented a Sales Development and Mentoring Program designed to broaden the reach of our experienced sales force, develop our next generation sales team and expedite expansion of our middle market presence.  The program has a Director/Trainer who continually monitors performance.  We are hiring and training highly motivated candidates, including some experienced employees who show strong sales potential, putting them through a sales training program and deploying them to work with an experienced sales representative in the field.

We recently completed our first training session and deployed eight new sales associates.  Our second group of sales associates is scheduled for training in September.  We intend to have 15–20 additional sales personnel trained and in the field by the fourth quarter.

In future months, we will be utilizing some working capital to repurchase our common stock.  On July 25, 2007, the Company announced that its Board of Directors has authorized repurchase of up to one million shares of the Company’s common stock.  On July 26, 2007, we amended our credit agreement with GE Capital to allow us to repurchase up to $5,000,000 of our common stock.  Timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  Repurchases may be suspended at any time and are subject to the terms and conditions of the Company’s credit agreement with GE Capital which includes restrictions based on the Company’s borrowing availability under the credit agreement and a maximum dollar expenditure for repurchases.

Market Conditions and Economics of Our Business

We believe the IT services market is strong.  The implementation of our recovery plan will allow us to take advantage of market opportunities.  While the market is strong, competition in hiring billable technical personnel continues to be intense and pricing pressures from our largest clients continue.  During the second quarter of 2007, as a result of these pressures, our direct services revenue declined compared to the same period in 2006.  Our average bill rates increased slightly during the second quarter, and we experienced an increase in the gross margin on our direct service revenue from the prior quarter and comparable quarter of 2006.  Although we expect our clients to continue to apply significant pricing pressures, with a strong IT services market we also expect demand for our services to grow modestly.

Along with our ability to respond to customer pricing pressures to improve operations and grow revenue, we must excel at quickly identifying, attracting and retaining qualified technical personnel at competitive pay rates.  Competition for the technical personnel needed to deliver the services we provide has intensified.  Our ability to hire the talent required by our clients in a timely, cost-effective manner is a primary factor in our ability to grow our business.

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

Strategy

We are in the process of implementing our recovery plan as developed by management, the Board of Directors and Alliance Management, a consulting firm we hired to assist us in revising our business plan and company strategy.

To position Analysts International to re-claim and expand our middle market presence and continue to serve our major clients, we intend to focus on four key strategies:

•
Aligning our operations and services within selected target markets.  This means we will invest primarily in developing middle market customers in targeted geographies and in building our professional resource talent pools;

•	Improving our value proposition by providing services and benefit to customers which enhance their talent resources, productivity and profitability;
•	Leveraging our growth off a strong base of current and past customers; and
•	Positioning Analysts International as a best-in-class IT services provider to mid-market customers.

In order to meet these goals, we have taken steps to right-size our operations, reduce operating costs, and establish demanding performance and operational standards. Looking forward, we intend to invest approximately $5 million in building middle market presence in select geographic regions over the next two years.  We believe these investments will enable us to grow our business and to provide the scale we believe necessary for success in the staffing business in the long term.

In our Technology Solutions group we continue to pursue clients of all sizes, but primarily focus on small and medium-sized businesses.  We also continue to pursue business opportunities with technology and product partners such as Cisco, Dell, Microsoft and EMC.  Partnering with vendors like these is an important factor in achieving growth in revenue and profit.  Our Technology Integration and Outsourcing service offerings are focused on four major practice areas which are aligned with leading edge technologies:

•	IP Communications, which includes Wireless, IP Telecommunications, Call Center and Security Services;
•	Enterprise Networking, which includes storage product support and VMware services;
•	Lawson Services, which includes integration, customization, and administration of Lawson Software applications; and
•	IT Outsourcing which includes Application Outsourcing, Help Desk, Hosting, and Field Engineering services.

In addition, state and local government is a key vertical market for the Company.  In this vertical market, we are providing a broad array of services including criminal justice information systems and mobile and wireless solutions.

Other Factors

Terms and conditions standard to computer consulting services contracts may present risks to our business.   In general, our clients can cancel or reduce their contracts on short notice.  Loss of a significant client relationship, a significant portion thereof, or a significant number of smaller contracts could have a material adverse effect on our business.

Compliance with Section 404 of the Sarbanes-Oxley Act has increased our cost of compliance and strained our internal resources.  We expect to continue to incur such costs in future years for maintaining compliance.  An inability to control these costs, a failure to comply with the Sarbanes-Oxley Act, or a failure to adequately remediate control deficiencies as they are identified could have a material adverse effect on our business.

We believe our working capital will be sufficient for the foreseeable needs of our business and any purchasing we do under our share repurchase program.  Significant rapid growth in our business, a major acquisition or a significant lengthening of payment terms with major clients, could create a need for additional working capital.  An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business.  We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and have a material adverse effect on our business.

Overview of Results of Second Quarter 2007 Operations

Total revenue for the three- and six-month periods ended June 30, 2007 was $89.2 million and $178.4 million, compared to $87.9 million and $174.7 million during the comparable periods ended July 1, 2006.  The increase for the second quarter included a 4.9% increase in revenue from services provided through subsuppliers and a 67.1% increase in product sales, offset by a 7.6% decrease in direct services revenue compared to the comparable period ended July 1, 2006.  For the three- and six-month periods ended June 30, 2007, 67.7% and 69.2% of our revenue, respectively, was derived from services provided directly, compared to 74.4% and 74.9% in the comparable periods a year ago.

Our net loss for the three- and six-month periods ended June 30, 2007, was $(723,000) and $(2.8) million compared with a net loss of $(258,000) and $(4,000) for the comparable periods of 2006.  On a diluted per-share basis, the net loss for the three- and six-month periods ended June 30, 2007 was $(.03) and $(.11) per share compared with a net loss of $(.01) and $(.00) per share in the comparable periods of 2006.

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

Estimates of Future Operating Results

The realization of certain assets recorded in our balance sheet is dependent upon our ability to achieve and maintain profitability.  In evaluating the recorded value of our intangible assets, goodwill, and deferred tax assets for indication of impairment, we are required to make critical  estimates regarding our future operating results.  These estimates are based on management’s current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

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

To assess the recorded value of our deferred tax assets for possible impairment, we must estimate the likelihood of future taxable income generation.  Realization of the net deferred tax assets of $2.6 million (deferred tax assets of $15.4 million net of a valuation allowance of $12.8 million) requires the generation of at least $6.8 million of future taxable income prior to the expiration of federal net operating loss carry forward benefits.  The federal net operating loss (NOL) carry forward benefits of approximately $857,000, $62,000, $3,554,000, $1,129,000 and $2,577,000 expire in 2023, 2024, 2025, 2026, and 2027, respectively.  If we do not generate sufficient future taxable income, an impairment of the recorded assets would result.  Alternatively, if the Company generates future taxable income sufficient to realize more than the recorded assets, the current valuation allowance would be adjusted downward.

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

Revenue Recognition

We recognize revenue for a significant portion of our business as services are performed or products are delivered.  Certain of our outsourcing and help desk engagements provide for a specific level of service each month for which we bill a standard monthly fee.  Revenue for these engagements is recognized in monthly installments over the period of the contract.  In some such contracts we invoice in advance for two or more months of service.  When we do this, the revenue is deferred and recognized over the term of the invoicing agreement.

We occasionally enter into fixed price engagements.  When we enter into such engagements, revenue is recognized over the life of the contract based on time and materials input to date and estimated time and materials to complete the project.  This method of revenue recognition relies on accurate estimates of the cost, scope and duration of the engagement.  If we do not accurately estimate the resources required or the scope of the work to be performed, future revenues may be negatively affected or losses on contracts may need to be recognized.  All future anticipated losses are recognized in the period they are identified.

Subsupplier Revenue

In certain client situations, we utilize the services of other companies in our industry.  If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, we classify the amount billed to the client as subsupplier revenue.  These revenues, however, are recorded on a gross versus net basis because we retain credit risk and are the primary obligor for rendering services to our client.  All revenue derived from services provided by our employees or other independent contractors who work directly for us are recorded as direct revenue.

Goodwill and Other Intangible Impairment

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  We currently perform the annual test as of the last day of our monthly accounting period for August.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or related assumptions change, we may be required to recognize impairment charges.

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

During the second quarter of 2007, we recorded $7,000 of income tax expense related to subsidiaries where profitability was achieved and state taxes were incurred.  We recorded no income tax benefit associated with our net loss because the benefit created by our operation loss has been negated by the establishment of additional reserves against our deferred assets.  If actual future taxable income is less than we anticipate from our estimates, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Restructuring and other severance-related costs

During 2005, we recorded restructuring and other severance charges of $3.9 million.  Of these charges, $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations we have chosen to downsize or exit completely.

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

Income Taxes

We and our subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction.  We also file consolidated or separate company income tax returns in most U.S. states, Canada, the Ontario province, and the United Kingdom.  As of June 30, 2007, there are no federal, state, or foreign income tax audits in progress.  We are no longer subject to U.S. federal audits for years before 2003, and with a few exceptions, the same applies to our status relative to state and local audits.

We adopted the provisions of FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes, on December 31, 2006.  We have concluded that our material tax positions will more likely than not be sustained if challenged, therefore, it was not necessary for us to recognize any additional future tax benefits or liabilities.

We recognize interest and penalties related to uncertain tax positions within interest and penalties expense.  During the three- and six-month periods ended June 30, 2007 we have not recognized expense for interest or penalties, and do not have any amounts accrued at June 30, 2007 and December 30, 2006, respectively, for the payment of interest and penalties.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R) requiring us to recognize expense related to the fair value of our stock-based compensation award.

RESULTS OF OPERATIONS, THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 VS. JULY 1, 2006

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and six-month periods ended June 30, 2007 and July 1, 2006.  The tables provide guidance in the explanation of our operations and results.

	Three Months Ended		Three Months Ended
	June 30, 2007		July 1, 2006		Increase (Decrease)
		% of		% of		% Inc	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	(Dec)	Revenue
Revenue:
Services provided directly	$60,386	67.7%	$65,375	74.4%	$(4,989)	(7.6)%	(6.7)%
Services provided through subsuppliers	14,820	16.6	14,127	16.1	693	4.9	0.5
Product sales	14,043	15.7	8,404	9.5	5,639	67.1	6.1
Total revenue	89,249	100.0	87,906	100.0	1,343	1.5	0.0

Salaries, contracted services and direct charges	62,315	69.8	65,915	75.0	(3,600)	(5.5)	(5.2)
Cost of product sales	12,790	14.3	7,308	8.3	5,482	75.0	6.0
Selling, administrative and other operating costs	14,545	16.3	14,573	16.6	(28)	(0.2)	(0.3)
Amortization of intangible assets	267	0.3	266	0.3	1	0.4	0.0
Non-operating income	(17)	(0.0)	(105)	(0.1)	(88)	(83.8)	0.1
Interest expense	65	0.1	199	0.2	(134)	(67.3)	(0.1)

Loss before income taxes	(716)	(0.8)	(250)	(0.3)	(466)	(186.4)	(0.5)
Income tax expense	7	0.0	8	0.0	(1)	(12.5)	0.0
Net loss	$(723)	(0.8)%	$(258)	(0.3)%	$(465)	(180.2)%	(0.5)%

	Six Months Ended		Six Months Ended
	June 30, 2007		July 1, 2006		Increase (Decrease)
		% of		% of		% Inc	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	(Dec)	Revenue
Revenue:
Services provided directly	$123,337	69.2%	$130,834	74.9%	$(7,497)	(5.7)%	(5.7)%
Services provided through subsuppliers	30,942	17.3	28,204	16.1	2,738	9.7	1.2
Product sales	24,077	13.5	15,709	9.0	8,368	53.3	4.5
Total revenue	178,356	100.0	174,747	100.0	3,609	2.1	0.0

Salaries, contracted services and direct charges	128,136	71.8	131,110	75.0	(2,974)	(2.3)	(3.2)
Cost of product sales	21,495	12.0	13,752	7.9	7,743	56.3	4.1
Selling, administrative and other operating costs	30,795	17.3	29,065	16.7	1,730	6.0	0.6
Amortization of intangible assets	533	0.3	520	0.3	13	2.5	0.0
Non-operating income	(24)	(0.0)	(109)	(0.1)	(85)	(78.0)	(0.1)
Interest expense	143	0.1	392	0.2	(249)	(63.5)	(0.1)

(Loss) income before income taxes	(2,722)	(1.5)	17	0.0	(2,739)	(16,111.8)	(1.5)
Income tax expense	28	0.0	21	0.0	7	33.3	0.0
Net loss	$(2,750)	(1.5)	$(4)	0.0%	$(2,746)	(68,650.0)%	(1.5)%

Personnel:
Management and administrative	370		435		(65)	(14.9)%
Technical consultants	2,135		2,385		(250)	(10.5)%

 Revenue

Revenue from services provided directly by our employees declined 7.6% and 5.7% during the three- and six-month periods ended June 30, 2007 compared to the same periods of 2006.  This decline in revenue was primarily a result of a drop in the number of billable technical consultants we had deployed during the 2007 periods compared to the 2006 period.  Our subsupplier revenue, which is mainly pass-through revenue with associated fees, grew slightly over the comparable period last year.

Product sales during the three- and six-month periods ended June 30, 2007 grew by 67.1% and 53.3% over the comparable periods last year.  During the first and second quarters of 2007 we were able to benefit from a change in policy at one of our technology partners to drive significant revenue growth.  We continue to focus our solutions business on infrastructure technologies growth leveraging our strong partner relationships.  Focusing in this area has resulted in a robust growth in our product revenue during the first half of 2007.  We believe that our pipeline in this area is strong for the remainder of the year.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants.  Excluding the revenue associated with product sales, this category of expense as a percentage of revenue was 82.9% and 83.1% for the three- and six-month periods ended June 30, 2007, compared to 82.9% and 82.4% for the comparable periods a year ago.  Excluding the effect of subsupplier revenue and cost, this category remained relatively unchanged as a percent of revenue to 79.7% and 79.8% for the three- and six-month periods ended June 30, 2007 compared to 80.0% and 79.5% for the same periods of 2006.  While we have been successful in improving margins in many of our middle market locations, most of this improvement is being offset by continuing pricing concessions imposed by our largest clients.  Although we continuously attempt to control the factors that affect this category of expense, given the competing pressure to control bill rates and increase pay rates and benefits to the consultant, there can be no assurance we will be able to maintain or improve upon the current level.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products.  These costs, as a percentage of product sales, increased to 91.1% and 89.3% for the three- and six-month periods ended June 30, 2007, from 87.0% and 87.5% for the three- and six-month periods a year ago.  Although a change in policy at one of our technology partners enabled us to drive product sales volume revenue higher, the products comprising much of this increased volume sold at lower margins than we have seen in previous periods.  As a result, our overall margins and our product revenue have declined.  However, we do not expect further decline in our average product margins for the remainder of the year.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  For the three months ended June 30, 2007, this category of costs decreased $28,000 from the comparable period in 2006, but increased $1.7 million compared to the prior year for the six-month period ended June 30, 2007.  During the three- and six-month periods ended June 30, 2007, in an effort to return the company to profitability, we eliminated certain sales and management positions, paying severance totaling approximately $441,000 and $1.4 million, respectively.  Also during these periods, we paid approximately $159,000 and $382,000 to outside consultants engaged by our Board of Directors.  Absent these expenses, SG&A costs for the three- and six-months ending June 30, 2007 were approximately $13.9 million and $29.0 million or 15.6% and 16.3% of total revenue.  As a percent of total revenue these numbers are slightly below the comparable periods of 2006.

Non-Operating Income

Non-operating income remained relatively stable during the three- and six-month periods ended June 30, 2007 compared to the equivalent periods of 2006.

Interest Expense

Interest expense decreased due to a decrease in average borrowings from $9.7 million and $10.2 million during the three- and six-month periods ended July 1, 2006 to $3.1 and $3.4 million during the three- and six-month periods ended June 30, 2007.

Income Taxes

During the three- and six-month periods ended June 30, 2007, we recorded a charge of $7,000 and $28,000 for income taxes related to subsidiaries where profitability was achieved and state taxes will be paid.  We recorded no additional income tax benefit because any tax benefit which would otherwise have been recorded as a result of the operating losses, has been negated by adjusting the valuation allowance against our deferred assets.  If actual future taxable income is less than we anticipate, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Personnel

Our technical consulting staff levels finished the quarter at 10.5% below the comparable quarter last year.  This number excludes headcount in Medical Concepts Staffing, our medical staffing business, which does not account for a material amount of our revenue.

Liquidity and Capital Resources

The following table provides information about the liquidity and capital resources of our business.

				Percentage
	June 30,	December 30,	Increase	Increase
(In thousands except percentages)	2007	2006	(Decrease)	(Decrease)

Cash and cash equivalents	$77	$179	$(102)	(57.0)%
Accounts receivable	63,255	64,196	(941)	(1.5)
Other current assets	4,717	2,484	2,233	89.9
Total current assets	$68,049	$66,859	$1,190	1.8%

Accounts payable	$27,554	$24,411	$3,143	12.9%
Salaries and vacations	8,442	7,416	1,026	13.8
Line of credit	1,329	2,661	(1,332)	(50.0)
Restructuring accruals current	116	385	(269)	(69.9)
Other current liabilities	3,234	3,145	89	2.8
Total current liabilities	$40,675	$38,018	$2,657	7.0%

Working capital	$27,374	$28,841	$(1,467)	(5.1)%
Current ratio	1.67	1.76	(.09)	(5.1)

Total shareholders’ equity	$53,762	$55,734	$(1,972)	(3.5)%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash.  During the three- and six-month periods ended June 30, 2007, we made total payments of approximately $51 and $109 million to pay our employees’ wages, benefits and associated taxes and to purchase product from our vendors.  We also made payments during the three- and six-month periods ended June 30, 2007 of approximately $29 and $59 million to pay vendors who provided billable technical resources to our clients through us.  We made payments during the three- and six-month periods ended June 30, 2007 of approximately $5 and $10 million to fund other operating expenses such as employee expense reimbursement, office space rental and utilities.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due to us for services rendered to our clients, which was approximately $91 and $179 million in the three- and six-month periods ended June 30, 2007.  During the six months ended June 30, 2007, we also paid down our line of credit by $1.3 million.  Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients.  While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or our inability to timely invoice and collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at June 30, 2007 remained relatively stable from December 30, 2006.  Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients.  Historically, we have been able to support internal growth in our business with internally generated funds.  As our revenue and payroll continue to grow, our need to borrow may increase.

Working capital at June 30, 2007 was down to $27.4 million from $28.8 million at December 30, 2006.  The ratio of current assets to current liabilities decreased at June 30, 2007, compared to December 30, 2006.

Our asset-based revolving credit agreement provides us with up to $45.0 million of availability.  At June 30, 2007, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was at $34.0 million.  Borrowings under the credit agreement are secured by all of our assets.  This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise.  We believe we will be able to continue to meet the requirements of this agreement for the foreseeable future.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily.  However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  Effective August 5, 2004, we amended the credit agreement and modified certain terms of the agreement.  The amendment reduced the commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 8.25% as of June 30, 2007, and fixed-term advances to the applicable LIBOR rate plus 2.0%.  The agreement continues, among other things, to prohibit the payment of dividends and to restrict capital expenditures.  Effective January 20, 2006, we again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010.  The amendment eliminated certain reserves in calculating the amount we can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity.  The effect of the modifications was to increase the borrowing capacity under the line by $4.0 to $5.0 million.

During the three- and six-month periods ended June 30, 2007, we made capital expenditures totaling $262,000 and $717,000, compared to $448,000 and $774,000, in the comparable period ended July 1, 2006.  We continue to tightly control capital expenditures to preserve working capital.

In future months, we will be utilizing the working capital to repurchase our common stock.  On July 25, 2007, we announced that our Board of Directors has authorized the repurchase of up to one million shares of our common stock.  On July 26, 2007, we amended our credit agreement with GE Capital to allow us to use up to $5,000,000 for repurchase of our common stock.  The timing of the repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital, which includes restrictions based on our borrowing availability under the credit agreement and a maximum dollar expenditure for repurchases.

Commitments and Contingencies

We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies.  We lease office facilities under non-cancelable operating leases.  In addition, deferred compensation is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan.  Our line of credit, with an outstanding balance of $1.3 million at June 30, 2007, expires on January 20, 2010.

We will incur interest expense on all amounts outstanding on this line of credit at a variable interest rate.  We will incur interest expense on certain portions of our deferred compensation obligation.  Minimum future obligations on operating leases and deferred compensation and the line of credit outstanding at June 30, 2007, are as follows:

(in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Line of credit		$1,329			$1,329

Operating leases	$3,912	4,758	$3,741		12,411

Deferred compensation	1,271	643	183	$682	2,779

Total	$5,183	$6,730	$3,924	$682	$16,519

New Accounting Pronouncements and Standards

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  Effective December 31, 2006, The Company adopted the provisions of FIN 48 effective December 31, 2006 and there was no material effect on the consolidated financial statements.  As a result, no cumulative effect related to adopting FIN 48 was recorded.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financing agreement with GE Capital Corporation carries a variable interest rate which exposes us to certain market risks.  Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates.  For example, our line of credit averaged approximately $3.4 million during the first six months of 2007.  A one percent increase in interest rates, assuming this average outstanding balance, would result in an annual interest expense increase of approximately $34,000.

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

Item 1A.  Risk Factors

In Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, we identified a number of risk factors related to our business.  In light of recent changes to our business strategy, we have determined to update these risk factors by adding the following:

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

The success of our business plan may be affected by factors beyond our control, and, among other risks, could be materially and negatively affected by the following:

•	We decide that we cannot, or it is inadvisable to, implement all or some aspects of our plan.
•	Demand for labor in the IT staffing and solutions markets does not meet levels projected in our business plan.
•	We cannot identify and/or retain management personnel with the skills and experience we believe the plan requires.
•	Productivity initiatives and investments in growth do not provide the expected returns.
•	Geographic areas selected for expansion of the Company’s presence with middle-market clients do not produce the demand for services or revenue growth expected.
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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held May 24, 2007, the following actions were taken:

(a)  Election of Directors

The following nominees, all of whom were listed in the Company’s proxy statement prepared in accordance with Regulation 14(a), were elected:

Nominee	Votes For	Authority Withheld
Brigid A. Bonner	19,758,629	1,210,981
Willard W. Brittain	19,852,983	1,116,627
Krzysztof K. Burhardt	19,753,390	1,216,220
Michael B. Esstman	19,748,618	1,220,992
Michael J. LaVelle	19,439,516	1,530,094
Margaret A. Loftus	19,710,791	1,258,819
Robb L Prince	19,705,815	1,263,795

(b)  Ratification of Auditors

The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

In favor	20,707,825
Against	196,984
Abstain	64,801

Item 5.  Other Information

None.

Item 6.  Exhibits

^ Exhibit 10.1	Waiver and Tenth Amendment to Credit Agreement, dated May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2007).
^ Exhibit 10.2	Waiver and Eleventh Amendment to Credit Agreement, dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2007).
+ Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 9, 2007	By:	/s/ Michael J. LaVelle
Michael J. LaVelle
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2007	By:	/s/ David J. Steichen
David J. Steichen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Waiver and Tenth Amendment to Credit Agreement, dated May 1, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 7, 2007).
Exhibit 10.2	Waiver and Eleventh Amendment to Credit Agreement, dated July 26, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2007).
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.