Form 10-Q
period 2007-09-29
ANALYSTS INTERNATIONAL CORP
filed 2007-11-08
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2007

or

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
Yes  ☐ No  ☑

As of November 2, 2007, 24,904,076 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

INDEX

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
September 29, 2007 (Unaudited) and December 30, 2006

Condensed Consolidated Statements of Operations
Three and nine months ended September 29, 2007 and September 30, 2006 (Unaudited)

Condensed Consolidated Statements of Cash Flows
Nine months ended September 29, 2007 and September 30, 2006 (Unaudited)

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

Signatures

Exhibit Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Analysts International Corporation
Condensed Consolidated Balance Sheets

	September 29,	December 30,
(In thousands)	2007	2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$83	$179
Accounts receivable, less allowance for doubtful accounts	69,707	64,196
Prepaid expenses and other current assets	3,014	2,484
Total current assets	72,804	66,859

Property and equipment, net	2,662	2,925
Intangible assets, net	10,446	11,245
Goodwill	11,799	11,799
Other assets	3,226	3,403
Total assets	$100,937	$96,231

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,600	$24,411
Salaries and vacations	5,564	7,416
Line of credit	8,901	2,661
Deferred revenue	1,256	1,267
Restructuring accrual, current portion	365	385
Health care reserves and other amounts	1,117	1,670
Deferred compensation	1,329	208
Total current liabilities	46,132	38,018

Non-current liabilities:
Deferred compensation	1,517	2,319
Restructuring accrual	61	160
Other long term liabilities	275	--
Shareholders’ equity	52,952	55,734
Total liabilities and shareholders’ equity	$100,937	$96,231

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
(In thousands except per share amounts)	2007	2006	2007	2006

Revenue:
Services provided directly	$59,938	$65,655	$183,275	$196,969
Services provided through subsuppliers	13,709	12,470	44,651	40,194
Product sales	19,898	7,355	43,975	23,064
Total revenue	93,545	85,480	271,901	260,227

Expenses:
Salaries, contracted services and direct charges	61,117	64,333	189,253	195,443
Cost of product sales	18,289	6,450	39,784	20,202
Selling, administrative and other operating costs	14,105	14,876	43,478	44,200
Merger related costs	--	(83)	--	(327)
Restructuring and other severance-related costs	337	(39)	1,759	(54)
Amortization of intangible assets	266	266	799	786

Operating loss	(569)	(323)	(3,172)	(23)
Non-operating income	227	5	251	114
Interest expense	(100)	(194)	(243)	(586)

Loss before income taxes	(442)	(512)	(3,164)	(495)
Income tax expense	6	10	34	31
Net loss	$(448)	$(522)	$(3,198)	$(526)

Per common share:
Basic loss	$(.02)	$(.02)	$(.13)	$(.02)
Diluted loss	$(.02)	$(.02)	$(.13)	$(.02)

Average common shares outstanding	25,056	24,662	24,917	24,631
Average common and common equivalent shares outstanding	25,056	24,662	24,917	24,631

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 29,	September 30,
(In thousands)	2007	2006

Net cash used in operating activities	$(5,122)	$(5,178)

Cash flows from investing activities:
Property and equipment additions	(1,024)	(1,181)
Proceed from property and equipment sales	1	16
Net cash used in investing activities	(1,023)	(1,165)

Cash flows from financing activities:
Net change in line of credit	6,240	6,422
Common stock acquired	(191)	--
Net cash provided by financing activities	6,049	6,422

Net (decrease) increase in cash and cash equivalents	(96)	79

Cash and cash equivalents at beginning of period	179	64

Cash and cash equivalents at end of period	$83	$143

Non-cash activities
Common stock returned	$(198)	$--
Value of common stock issued for awards	$--	$20

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of September 29, 2007, the condensed consolidated statements of operations for the three- and nine-month periods ended September 29, 2007 and September 30, 2006, and the condensed consolidated statements of cash flows for the nine-month periods ended September 29, 2007 and September 30, 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position at September 29, 2007 and the results of operations and the cash flows for the periods ended September 29, 2007 and September 30, 2006 have been made.

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

Goodwill and Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  The Company currently performs the annual evaluation of goodwill as of the last day of its monthly accounting period for August.  The Company performed the test on September 1, 2007 and the Company determined the fair value of its reporting units were sufficient to support the recorded goodwill.  In making this determination, the Company engaged an independent valuation expert who utilized professionally appropriate income and market comparable methodologies to determine the fair values of the reporting units.  The fair values determined by the independent expert, exceeded the carrying value of the reporting units by only a small margin.  The valuation methodology used by the independent experts relied heavily on a discounted cash flow analysis prepared using long-term operating projections prepared by management.  These projections involve risks and uncertainties, and are by their nature subject to changes in the economic realities of the markets in which the Company operates.  If the Company’s actual operating performance is not at or above the results anticipated by management in its projections, an impairment of the recorded value of its goodwill may result.

During the three months and nine months ended September 29, 2007, no intangible assets were acquired, impaired, or disposed.  Intangible assets other than goodwill consist of the following:

	September 29, 2007			December 30, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$15,075	$(6,216)	$8,859	$15,075	$(5,417)	$9,658
Tradename	1,720	(133)	1,587	1,720	(133)	1,587
	$16,795	$(6,349)	$10,446	$16,795	$(5,550)	$11,245

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

Total stock option expense included in the condensed consolidated statements of operations for the three-and nine-month periods ending September 29, 2007 and September 30, 2006 was $15,038 and $(35,499), respectively, for 2007 and $26,317 and $102,399, respectively, for 2006.  During the first quarter of 2007, in conjunction with the resignation of Jeffrey P. Baker, the Company’s former President and CEO, the Company recorded an $81,000 credit to reverse previously recorded stock option expense.  The tax benefit (expense) recorded during the three- and nine-month periods was $4,403 and $(13,987), respectively, for 2007 and $9,329 and $37,138, respectively, for 2006.  This tax benefit (expense) is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the three- and nine-month periods ended September 29, 2007 and September 30, 2006.

As of September 29, 2007, there was $95,204 of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted average period of 1.49 years.

As of September 29, 2007, there was $69,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 plan.  The cost is expected to be recognized over a weighted average period of 1.17 years.  The total compensation expense related to stock awards during the three- and nine-month periods ended September 29, 2007 and September 30, 2006 was $11,994 and $840,218, respectively, in 2007 and $77,149 and $271,180, respectively, in 2006.  During the first quarter of 2007, the Company recorded $645,000 of stock compensation expense as a result of the accelerated vesting of 325,000 shares of restricted stock upon the resignation of Jeffrey P. Baker.

During the three- and nine-month periods ended September 29, 2007 and September 30, 2006, we granted the following equity compensation:

	2007		2006

	Grants	Weighted Avg. Grant Date Fair Value	Grants	Weighted Avg. Grant Date Fair Value
3 Months Ended
Stock options	0	0	0	0
Restricted stock	0	0	0	0

9 Months Ended
Stock options	190,321	.95	164,000	1.62
Restricted stock	120,071	1.92	258,000	2.43

2.	Line of Credit

Effective April 11, 2002, the Company entered into an asset-based revolving credit facility with GE Capital Corporation.  This credit facility provides total availability of up to $45.0 million.  At September 29, 2007 total availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $41.1 million and we had borrowings of $8.9 million.  Borrowings under this credit agreement are secured by all of the Company’s assets.  The credit agreement requires that the Company take advances or pay down the outstanding balance on a daily basis.  The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The credit facility, as amended, requires a commitment fee of .25% of the unused portion of the facility, and an annual administration fee of $25,000.  The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (7.75% on September 29, 2007) and on fixed-term advances equal to the applicable LIBOR rate plus 2.0%.  The agreement restricts, among other things, the payment of dividends and capital expenditures.  The Company is in compliance with all restrictive covenants.

Effective January 20, 2006, the Company and GE Capital Corporation amended the revolving credit agreement extending the expiration date from October 31, 2006 to January 20, 2010.  The modifications included the elimination of certain reserves in calculating the amount the Company can borrow under the facility and changed the definition of eligible receivables.

3.	Shareholders' Equity

(In thousands)	Nine months ended September 29, 2007

Balance at beginning of period	$55,734
Issuance of common stock	114
Amortization of deferred compensation expense	726
FAS 123 R stock option expense	(35)
Common stock acquired under share repurchase program	(191)
Common stock returned from 2005 acquisition escrow account	(198)
Net Loss	(3,198)
Balance at end of period	$52,952

On July 25, 2007, the Company announced that its Board of Directors has authorized repurchase of up to one million shares of the Company’s common stock.  Timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate regulatory requirements and alternate investment opportunities.  As of September 29, 2007 the Company had purchased 109,000 shares at an average price of $1.72 per share.  See part II, Item 2 of this Form 10-Q for additional information regarding the repurchase of shares during the quarter ended September 29, 2007.

Common stock returned from 2005 acquisition escrow was resulting from the return of 124,654 shares of our common stock from an escrow account following the departure of two of the principals of a company we acquired in 2005.

4.	Earnings Per Share

Basic and diluted loss per share (EPS) are presented in accordance with SFAS No. 128, “Earnings per Share.”  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and other contracts to issue common stock.  Options to purchase approximately 1,494,000 and 2,256,000 shares of common stock were outstanding at September 29, 2007 and September 30, 2006, respectively.  All options were considered anti-dilutive and excluded from the computation of common equivalent shares at September 29, 2007 and September 30, 2006 because the Company reported a net loss.  The computation of basic and diluted loss per share for the three- and nine-months ended September 29, 2007 and September 30, 2006 is as follows:

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net loss	$(448)	$(522)	$(3,198)	$(526)
Weighted-average number of common shares outstanding	25,056	24,662	24,917	24,631
Dilutive effect of equity compensation plan awards	--	--	--	--
Weighted-average number of common and common equivalent shares outstanding	25,056	24,662	24,917	24,631
Net loss per share:
Basic	$(.02)	$(.02)	$(.13)	$(.02)
Diluted	$(.02)	$(.02)	$(.13)	$(.02)

5.	Restructuring

During the second and third quarters of 2005, the Company recorded restructuring and severance-related charges of $3.9 million.  Of these charges, $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where the Company has chosen to downsize or exit completely.  As of the beginning of the current period all accruals, except for the accrual related to Office Closure/Consolidation, have been fully utilized.  A summary of the activity in the accrual for Office Closure/Consolidation during the nine-month period ended September 29, 2007 is as follows:

(In thousands)	Office Closure/ Consolidation
Balance at December 30, 2006	$545
Additional restructuring charge	337
Less: cash expenditures	(456)
Balance at September 29, 2007	$426

The Company recorded an additional restructuring charge of approximately $337,000 during the third quarter 2007, due to its inability to sublet portions of dormant space.  The Company believes the reserve remaining at September 29, 2007 is adequate; however, negative sublease activity in the future, including any defaults of existing subleases or an inability to negotiate anticipated lease restructurings with the landlords, could create the need for future adjustments to this reserve.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
Three- and Nine-month periods Ended September 29, 2007 and September 30, 2006

Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.  Portions of this Quarterly Report on Form 10-Q, including this Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Any statements contained herein that are not historical fact, may be deemed forward-looking statements.  In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.  Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.  Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.  Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements include or relate to the following:  (i) our intent to increase our trained sales personnel; (ii) our belief that the IT services market is strong; (iii) our expectation of success for the implementation of recovery plan; (iv) our expectation that our largest IT staffing clients will continue to drive pricing lower; (v) our belief that our ability to quickly identify, attract and retain qualified technical personnel at competitive pay rates will affect our results of operations and ability to grow revenue in the future; (vi) our expectation that demand for our services will grow modestly; (vii) our beliefs about our ability to control benefits and labor costs; (viii) our intent to focus on certain key strategies in the future; (ix) our belief that we can grow the business and achieve the scale we believe is necessary for long-term success in our industry; (x) our beliefs about our working capital needs and our ability to comply with the covenants and requirements of our credit agreement; (xi) our expectations relating to realization of deferred tax assets; (xi) our expectations with respect to our product pipeline and revenue growth; and (xiii) our beliefs relating to average product margins.  Our actual results may differ materially from those projected due to certain risks and uncertainties, including the following (each of which is discussed in detail  in our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, as updated in this Form 10-Q under Item 1A of Part II):

·
The market conditions in the IT services industry, including intense competition for billable technical personnel at competitive rates, strong pricing pressures from many of our largest clients and the potential impact of the Michigan economy on our solutions practices’ performance.

·	Difficulty in identifying, attracting and retaining qualified technical personnel and its continued impact on our ability to grow our business.
·	Our ability to effectively reduce employee-related costs and the possibility that reducing employee-related costs may limit our ability to retain or attract consultants.
·
Our ability to respond to client needs in a cost-controlled environment and the possibility that we may not be able to continue reducing costs if it affects our ability to deliver timely services or otherwise respond to customer needs or requirements.

·	Significant rapid growth in or a significant loss in our business, or significant lengthening of payment terms with a major client could create a need for additional working capital.
·	A failure to obtain additional working capital, should it be required, would materially affect our business.
·	Significant changes, reductions in or loss of a relationship with a major client or technology partner.
·	Growth opportunities may not be made available to us.
·	Unsuccessful implementation or execution of our new business plan/strategy, including but not limited to:
o	The extent to which our investment and performance improvement initiatives are successful.
o	Our success in hiring and retaining management with the necessary skills and experience.
o	Lack of success with our strategy for capturing any growth opportunities, including geographic expansion.
o	Decisions not to fully implement certain aspects of the new business plan.

Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date they are made.  We undertake no obligation to update publicly or revise any forward-looking statements.

Introduction and Overview of Third-Quarter 2007 Events

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

·
Staffing:  serving our large high-volume, major accounts.  This service focuses on providing reasonably priced resources to volume buyers effectively and on demand.  This is driven by a recruiting-centric approach;

·
Professional Services:  serving middle market customers in targeted geographic regions.  This part of our business focuses on understanding the customers’ businesses and providing professional resources for application development and integration, project managers, business analysts and other highly-skilled resources; and

·	Solutions: providing network services, infrastructure, application integration, IP telephony and hardware solutions to middle market customers.

During the quarter ended June 30, 2007, we announced the adoption of a new business plan to:  (i) align our operations and services within selected markets; (ii) improve our value proposition by providing services and benefits to customers which enhance their talent resources, productivity and profitability; (iii) leverage our growth off a strong base of customers; and (iv) position us as a best-in-class IT services provider to mid-market customers.  During the third quarter, in order to meet these goals, we took steps to reduce operating costs and have established demanding operational and performance standards.  In addition, we are beginning to make strategic investments in sales staff, recruiting strength and local management to fuel geographic expansion.

Also, during the third quarter of 2007, we implemented a Sales Development Program designed to broaden the reach of our experienced sales force, develop our sales team and expedite expansion of our middle market presence.  The program has a Director/Trainer who continually monitors performance.  We are hiring and training highly motivated candidates, including some experienced employees who show strong sales potential, putting them through a sales training program and deploying them to work with an experienced sales representative in the field.

We have completed two such training sessions and deployed over twelve new sales associates.  Using this program, we intend to continue to deploy additional sales personnel throughout 2008.

On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock.  On July 26, 2007, we amended our credit agreement with GE Capital to allow us to repurchase up to $5,000,000 of our common stock.  Timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital which includes restrictions based on our borrowing availability under the credit agreement and a maximum dollar expenditure for repurchases.  As of September 29, 2007, we have repurchased 109,000 shares of our common stock at an average price of $1.72.

Market Conditions and Economics of Our Business

We believe the IT services market is strong and that the implementation of our recovery plan will allow us to take advantage of market opportunities.  While the market is strong, competition in hiring billable technical personnel is intense and pricing pressures from our largest clients continue.  During the third quarter of 2007, as a result of these pressures, our direct services revenue declined compared to the same period in 2006.  Despite pricing pressures and the decline in direct revenue our average bill rates increased slightly during the third quarter.  We also experienced an increase in the gross margin on our direct service revenue from the prior quarter and comparable quarter of 2006.  Although we expect our clients to continue to apply significant pricing pressures, with a strong IT services market we also expect demand for our services to grow modestly.

Along with our ability to respond to customer pricing pressures to improve operations and grow revenue, we must excel at quickly identifying, attracting and retaining qualified technical personnel at competitive pay rates.  Competition for the technical personnel needed to deliver the services we provide has intensified due to market conditions.  Our ability to hire the talent required by our clients in a timely, cost-effective manner is a primary factor in our ability to grow our business.

Employee benefit and other employee-related costs are additional factors bearing on our ability to hire qualified personnel and control overall labor costs.   In an effort to manage our benefits costs, we have regularly implemented changes to our benefits plans.   While we believe the changes we implemented will be effective in reducing the costs of those plans, the effectiveness of these changes may vary due to factors such as rising medical costs, the amount of medical services used by our employees and similar factors.  Also, as we change benefit plans to control costs, the risk that it will be more difficult to retain current consultants or to attract and retain new resources increases.

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

To position Analysts International to re-claim and expand our middle market presence and continue to serve our major clients, we intend to focus on four key strategies:

·
Aligning our operations and services within selected target markets.  This means we will invest primarily in developing middle market customers in targeted geographic regions and in building our professional resource talent pools;

·	Improving our value proposition by providing services and benefit to customers which enhance their talent resources, productivity and profitability;
·	Leveraging our growth off a strong base of current and past customers; and
·	Positioning Analysts International as a best-in-class IT services provider to mid-market customers.

In order to meet these goals, we have taken steps to right-size our operations, reduce operating costs, and establish demanding performance and operational standards. Looking forward, our strategy is to establish a strong middle market presence in select geographic regions.  We believe this strategy will enable us to grow our business and to provide the scale we believe necessary for success in the staffing business in the long term.

In our Technology Solutions group we continue to pursue clients of all sizes, but primarily focus on small and medium-sized businesses.  We also continue to pursue business opportunities with technology and product partners such as Cisco, Dell, Microsoft and EMC.  Partnering with vendors like these is an important factor in achieving growth in revenue and profit.  Our Technology Integration and Outsourcing service offerings are in four major practice areas which are aligned with leading edge technologies:

·	IP Communications, which includes Wireless, IP Telecommunications, Call Center and Security Services;
·	Enterprise Networking, which includes storage product support and VMware services;
·	Lawson Services, which includes integration, customization, and administration of Lawson Software applications; and
·	IT Outsourcing, which includes Application Outsourcing, Help Desk, Hosting, and Field Engineering services.

In addition, state and local government is a key vertical market for us.  In this vertical market, we are providing a broad array of services including criminal justice information systems and mobile and wireless solutions.

Other Factors

Terms and conditions standard to computer consulting services contracts may present risks to our business.   In general, our clients can cancel or reduce their contracts on short notice.  Loss of a significant client relationship, a significant portion thereof, or a significant number of smaller contracts could have a material adverse effect on our business.

Compliance with Section 404 of the Sarbanes-Oxley Act has increased our cost of compliance and strained our internal resources and we expect to continue to incur such costs in future years.  An inability to control these costs, a failure to comply with the Sarbanes-Oxley Act, or a failure to adequately remediate control deficiencies as they are identified could have a material adverse effect on our business.

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

Overview of Results of Third Quarter 2007 Operations

Total revenue for the three- and nine-month periods ended September 29, 2007 was $93.5 million and $272.0 million, compared to $85.5 million and $260.2 million during the comparable periods ended September 30, 2006.  The increase for the third quarter included a 9.9% increase in revenue from services provided through subsuppliers and a 170% increase in product sales, offset by a 8.7% decrease in direct services revenue compared to the comparable period ended September 30, 2006.  For the three- and nine-month periods ended September 29, 2007, 64.1% and 67.4% of our revenue, respectively, was derived from services provided directly, compared to 76.8% and 75.7% in the comparable periods a year ago.

Our net loss for the three- and nine-month periods ended September 29, 2007, was $(448,000) and $(3.2) million compared with a net loss of $(522,000) and $(526,000) for the comparable periods of 2006.  On a fully-diluted per-share basis, the net loss for the three- and nine-month periods ended September 29, 2007 was $(.02) and $(.13) per share compared with a net loss of $(.02) per share in each of the comparable periods of 2006.

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

To evaluate our goodwill for impairment, we rely heavily on the discounted cash flow method to assess the value of the associated reporting units.  The discounted cash flow valuation technique requires us to project operating results and the related cash flows over a ten-year period.  These projections involve risks, uncertainties and other factors and are by their nature subjective.  In performing the 2007 evaluation of our goodwill, the reporting unit fair values resulting from the operating projections were only slightly greater than the carrying value of these reporting units.  If actual results are below projected results, an impairment of the recorded value of our goodwill and indefinite-lived intangible assets may result.

To assess the recorded value of our deferred tax assets for possible impairment, we must estimate the likelihood of future taxable income generation.  Realization of the net deferred tax assets of $2.6 million (deferred tax assets of $15.4 million net of a valuation allowance of $12.8 million) requires the generation of at least $6.8 million of future taxable income prior to the expiration of federal net operating loss carry forward benefits.  The federal net operating loss (NOL) carry forward benefits of approximately $857,000, $62,000, $3,554,000, $1,101,000 and $1,862,000 expire in 2023, 2024, 2025, 2026, and 2027, respectively.  If we do not generate sufficient future taxable income, an impairment of the recorded assets would result.  Alternatively, if we generate future taxable income sufficient to realize more than the recorded assets, the current valuation allowance would be adjusted downward.

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

Goodwill and Other Intangible Impairment

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  We currently perform the annual test of our goodwill as of the last day of our monthly accounting period for August.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective units.  If these estimates or related assumptions change, we may be required to recognize impairment charges.

Effective January 1, 2002, we ceased amortization of indefinite-lived intangible assets including goodwill.  Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We performed our annual impairment evaluation on September 1, 2007 and determined the fair value of our reporting units were sufficient to support the recorded goodwill.  In making this determination, we engaged an independent valuation expert who utilized professionally appropriate income and market comparable methodologies to determine the fair values of the reporting units.  The fair values determined by the independent expert, exceeded the carrying value of the reporting units by only a small margin.  The valuation methodology used by the independent experts relied heavily on a discounted cash flow analysis prepared using long-term operating projections prepared by management.  These projections involve risks and uncertainties, and are by their nature subject to changes in the economic realities of the markets in which we operate.  If our actual operating performance is not at or above the results anticipated by management in its projections, an impairment of the recorded value of its goodwill may result.

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

During the third quarter of 2007, we recorded $6,000 of income tax expense related to subsidiaries where profitability was achieved and state taxes were incurred.  We recorded no income tax benefit associated with our net loss because the benefit created by our operation loss has been negated by the establishment of additional reserves against our deferred assets.  If actual future taxable income is less than we anticipate from our estimates, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Restructuring and Other Severance Related Costs

During 2005, we recorded restructuring and other severance charges of $3.9 million.  Of these charges, $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations we have chosen to downsize or exit completely.  During the third quarter 2007, we increased the reserve for lease obligations by $337,000 due to our inability to sublet a certain portion of our abandoned space.

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

Income Taxes

We and our subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction.  We also file consolidated or separate company income tax returns in most U.S. states, Canada, the Ontario province, and the United Kingdom.  As of September 29, 2007, there are no federal, state, or foreign income tax audits in progress.  We are no longer subject to U.S. federal audits for years before 2003, and with a few exceptions, the same applies to our status relative to state and local audits.

We adopted the provisions of FASB Interpretation No. 48, Accounting for the Uncertainty in Income Taxes, on December 31, 2006, the first day of our 2007 fiscal year.  We have concluded that our material tax positions will more likely than not be sustained if challenged and therefore, it was not necessary for us to recognize any additional future tax benefits or liabilities.

We recognize interest and penalties related to uncertain tax positions within interest and penalties expense.  During the three- and nine-month periods ended September 29, 2007 we have not recognized expense for interest or penalties, and do not have any amounts accrued at September 29, 2007 and December 30, 2006, respectively, for the payment of interest and penalties.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R) requiring us to recognize expense related to the fair value of our stock-based compensation award.

RESULTS OF OPERATIONS, THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 29, 2007 VS. SEPTEMBER 30, 2006

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and nine-month periods ended September 29, 2007 and September 30, 2006.  The tables provide guidance in the explanation of our operations and results.

	Three months ended		Three months ended
	September 29, 2007		September 30, 2006		Increase (Decrease)
		% of		% of		% Inc	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	(Dec)	Revenue
Revenue:
Services provided directly	$59,938	64.1%	$65,655	76.8%	$(5,717)	(8.7)%	(12.7)%
Services provided through subsuppliers	13,709	14.6	12,470	14.6	1,239	9.9	0.0
Product sales	19,898	21.3	7,355	8.6	12,543	170.5	12.7
Total revenue	93,545	100.0	85,480	100.0	8,065	9.4	0.0

Salaries, contracted services and direct charges	61,117	65.3	64,333	75.3	(3,216)	(5.0)	(10.0)
Cost of product sales	18,289	19.5	6,450	7.5	11,839	183.6	12.0
Selling, administrative and other operating costs	14,105	15.1	14,876	17.4	(771)	(5.2)	(2.3)
Merger related costs	--	0.0	(83)	(0.1)	83	100.0	0.1
Restructuring and other severance-related costs	337	0.4	(39)	(0.0)	376	(964.1)	0.4
Amortization of intangible assets	266	0.3	266	0.3	--	0.0	0.0
Non-operating income	(227)	(0.2)	(5)	(0.0)	222	4440.0	(0.2)
Interest expense	100	0.1	194	0.2	(94)	(48.5)	(0.1)

Loss before income taxes	(442)	(0.5)	(512)	(0.6)	70	(13.7)	0.1
Income tax expense	6	0.0	10	0.0	(4)	(40.0)	0.0
Net loss	$(448)	(0.5)%	$(522)	(0.6)%	$74	(14.2)%	0.1%

	Nine months ended		Nine months ended
	September 29, 2007		September 30, 2006		Increase (Decrease)
		% of		% of		% Inc	As % of
(dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	(Dec)	Revenue
Revenue:
Services provided directly	$183,275	67.4%	$196,969	75.7%	$(13,694)	(7.0)%	(8.3)%
Services provided through subsuppliers	44,651	16.4	40,194	15.4	4,457	11.1	1.0
Product sales	43,975	16.2	23,064	8.9	20,911	90.7	7.3
Total revenue	271,901	100.0	260,227	100.0	11,674	4.5	0.0

Salaries, contracted services and direct charges	189,253	69.6	195,443	75.1	(6,190)	(3.2)	(5.5)
Cost of product sales	39,784	14.7	20,202	7.7	19,582	96.9	7.0
Selling, administrative and other operating costs	43,478	16.0	44,200	17.0	(722)	(1.6)	(1.0)
Merger related costs	--	0.0	(327)	(0.1)	327	100.0	0.1
Restructuring and other severance-related costs	1,759	0.6	(54)	(0.0)	1,813	(3,357.4)	0.6
Amortization of intangible assets	799	0.3	786	0.3	13	1.7	0.0
Non-operating income	(251)	(0.1)	(114)	(0.0)	137	120.2	(0.1)
Interest expense	243	0.1	586	0.2	(343)	(58.5)	(0.1)

Loss before income taxes	(3,164)	(1.2)	(495)	(0.2)	(2,669)	539.2	(1.0)
Income tax expense	34	0.0	31	0.0	3	9.7	0.0
Net loss	$(3,198)	(1.2)%	$(526)	(0.2)%	$(2,672)	508.0%	(1.0)%

Personnel:
Management and administrative	379		415		(36)	(8.7)%
Technical consultants	2,138		2,370		(232)	(9.8)%

Revenue

Revenue from services provided directly by our employees declined 8.7% and 7.0% during the three- and nine-month periods ended September 29, 2007 compared to the same periods of 2006.  This decline in revenue was primarily a result of a drop in the number of billable technical consultants we had deployed during the 2007 periods compared to the 2006 period.  Our subsupplier revenue, which is mainly pass-through revenue with associated fees, grew 9.9% and 11.1% during the three- and nine-month periods ended September 29, 2007 compared to the same periods of 2006.

Product sales during the three- and nine-month periods ended September 29, 2007 grew by 170% and 91% over the comparable periods last year.  During the first three quarters of 2007 we were able to benefit from a change in policy at one of our technology partners to drive significant revenue growth.  We continue to focus our solutions business on infrastructure technologies growth thereby leveraging our strong partner relationships.  Focusing in this area has resulted in robust growth in our product revenue during  2007.  We believe that our pipeline in this area is strong for the remainder of the year.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants.  Excluding the revenue associated with product sales, this category of expense as a percentage of revenue was 83.0% and 83.0% for the three- and nine-month periods ended September 29, 2007, compared to 82.3% and 82.4% for the comparable periods a year ago.  Excluding the effect of subsupplier revenue and cost, this category increased slightly as a percent of revenue to 80.0% and 79.9% for the three- and nine-month periods ended September 29, 2007 compared to 79.6% and 79.6% for the same periods of 2006.  While we have been successful in improving margins in many of our middle market locations, most of this improvement is being offset by continuing pricing concessions imposed by our largest clients.  Although we continuously attempt to control the factors that affect this category of expense, given the competing pressure to control bill rates and increase pay rates and benefits to the consultant, there can be no assurance we will be able to maintain or improve upon the current level.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products.  These costs, as a percentage of product sales, increased to 91.9% and 90.5% for the three- and nine-month periods ended September 29, 2007, from 87.7% and 87.6% for the three- and nine-month periods a year ago.  Although a change in policy at one of our technology partners enabled us to drive product sales revenue higher, the products comprising much of this increased volume sold at lower margins than we have seen in previous periods.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  For the three months ended September 29, 2007, this category of costs decreased $771,000 from the comparable period in 2006, and decreased $722,000 compared to the prior year for the nine-month period ended September 29, 2007.  The decline in these numbers is a result of significant cost reduction measures deployed earlier this year.  The performance improvement plan adopted by the company in April called for significant cost reductions, followed by investments to create growth opportunities.

Restructuring and Other Costs

We increased our accrual for restructuring during the third quarter ended September 29, 2007, by $337,000 due to our inability to sublet portions of the dormant space.

Non-Operating Income

Non-operating income increased by $222,000 for the three-month period ended September 29, 2007 compared to the comparable period in 2006.  This increase was comprised primarily of a non-cash item resulting from the return of 124,654 shares of our common stock from an escrow account following the departure of two of the principals of a company we acquired in 2005.

Interest Expense

Interest expense decreased due to a decrease in average borrowings from $9.6 million and $10.0 million during the three- and nine-month periods ended September 30, 2006 to $4.9 and $3.9 million during the three- and nine-month periods ended September 29, 2007.

Income Taxes

During the three- and nine-month periods ended September 29, 2007, we recorded a charge of $6,000 and $34,000 for income taxes related to subsidiaries where profitability was achieved and state taxes are due.  We recorded no additional income tax benefit because any tax benefit which would otherwise have been recorded as a result of the operating losses, has been negated by adjusting the valuation allowance against our deferred assets.  If actual future taxable income is less than we anticipate, we may be required to record an additional valuation allowance against our deferred tax assets resulting in additional income tax expense, which will be recorded in our consolidated statement of operations.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Personnel

Our technical consulting staff levels finished the quarter at 9.8% below the comparable quarter last year.  This number excludes headcount in Medical Concepts Staffing, our medical staffing business, which does not account for a material amount of our revenue.

Liquidity and Capital Resources

The following table provides information about the liquidity and capital resources of our business.

	September 30,	December 30,	Increase	Percentage Increase
(In thousands except percentages)	2007	2006	(Decrease)	(Decrease)

Cash and cash equivalents	$83	$179	$(96)	(53.6)%
Accounts receivable	69,707	64,196	5,511	8.6
Other current assets	3,014	2,484	530	21.3
Total current assets	$72,804	$66,859	$5,945	8.9%

Accounts payable	$27,600	$24,411	$3,189	13.1%
Salaries and vacations	5,564	7,416	(1,852)	(25.0)
Line of credit	8,901	2,661	6,240	234.5
Restructuring accruals current	365	385	(20)	(5.2)
Other current liabilities	3,702	3,145	557	17.7
Total current liabilities	$46,132	$38,018	$8,114	21.3%

Working capital	$26,672	$28,841	$(2,169)	(7.5)%
Current ratio	1.58	1.76	(.18)	(10.2)

Total shareholders’ equity	$52,952	$55,734	$(2,782)	(5.0)%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash.  During the three- and nine-month periods ended September 29, 2007, we made total payments of approximately $61.2 and $170.1 million to pay our employees’ wages, benefits and associated taxes and to purchase products from our vendors.  We also made payments during the three- and nine-month periods ended September 29, 2007 of approximately $27.0 and $86.0 million to pay vendors who provided billable technical resources to our clients through us.  We made payments during the three- and nine-month periods ended September 29, 2007 of approximately $6.9 and $17.1 million to fund other operating expenses such as employee expense reimbursements, office space rental and utilities.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due to us for services rendered to our clients, which were approximately $87.4 and $266.7 million in the three- and nine-month periods ended September 29, 2007.  During the nine months ended September 29, 2007, we also increased our line of credit by $6.2 million.  Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients.  While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or our inability to timely invoice and collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at September 29, 2007 remained relatively stable from December 30, 2006.  Our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement and receipt of fees billed to clients.  Historically, we have been able to support internal growth in our business with internally generated funds.  As our revenue and payroll continue to grow, our need to borrow may increase.

Working capital at September 29, 2007 was down to $26.7 million from $28.8 million at December 30, 2006.  The ratio of current assets to current liabilities decreased at September 29, 2007, compared to December 30, 2006.

Our asset-based revolving credit agreement provides us with up to $45.0 million of availability.  At September 29, 2007, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was at $41.1 million.  Borrowings under the credit agreement are secured by all of our assets.  This line of credit is available to us to fund working capital needs and other investments as these needs arise.  We believe we will be able to continue to meet the requirements of this agreement for the foreseeable future.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily.  However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  Effective August 5, 2004, we amended the credit agreement and modified certain terms of the agreement.  The amendment reduced the commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 7.75% as of September 29, 2007, and fixed-term advances to the applicable LIBOR rate plus 2.0%.  The agreement prohibits, among other things, the payment of dividends and  restricts capital expenditures.  Effective January 20, 2006, we again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010.  The amendment eliminated certain reserves in calculating the amount we can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity.  The effect of the modifications was to increase the borrowing capacity under the line by $4.0 to $5.0 million.

During the three- and nine-month periods ended September 29, 2007, we made capital expenditures totaling $307,000 and $1.0 million, compared to $407,000 and $1.2 million, in the comparable periods ended September 30, 2006.  We continue to tightly control capital expenditures to preserve working capital.

On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock.  On July 26, 2007, we amended our credit agreement with GE Capital to allow us to use up to $5,000,000 for repurchase of our common stock.  The timing of the repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital, which includes restrictions based on our borrowing availability under the credit agreement and a maximum dollar expenditure for repurchases.  As of September 29, 2007, we have repurchased 109,000 shares of our common stock at an average price of $1.72 per share.

Commitments and Contingencies

We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies.  We lease office facilities under non-cancelable operating leases.  In addition, deferred compensation is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan.  Our line of credit, with an outstanding balance of $8.9 million at September 29, 2007, expires on January 20, 2010.

We will incur interest expense on all amounts outstanding on this line of credit at a variable interest rate.  We will also incur interest expense on certain portions of our deferred compensation obligation.  Minimum future obligations on operating leases and deferred compensation and the line of credit outstanding at September 29, 2007, are as follows:

(in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Line of credit		$8,901			$8,901

Operating leases	$3,898	4,949	$3,491		12,338

Deferred compensation	1,329	671	155	$691	2,846

Total	$5,227	$14,521	$3,646	$691	$24,085

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our financing agreement with GE Capital Corporation carries a variable interest rate which exposes us to certain market risks.  Market risk is the potential loss arising from the adverse changes in market rates and prices, such as interest rates.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one percent increase in interest rates.  For example, our line of credit averaged approximately $3.9 million during the first nine months of 2007.  A one percent increase in interest rates, assuming this average outstanding balance, would result in an annual interest expense increase of approximately $39,000.

Item 4.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the Company’s management, including the Company’s then Interim President and Chief Executive Officer, Michael J. LaVelle, and Chief Financial Officer, David J. Steichen, regarding the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information that is required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

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

During the second quarter of 2007, we concluded our strategy and business planning initiative and finalized a new business plan.  Our future success depends on how well we can execute on this new plan.  To execute our plan effectively, we believe we must focus on:  (i) aligning our operations and services within selected markets; (ii) providing services and benefits that will assist our customers in enhancing their IT talent resources, productivity and profitability; (iii) leveraging growth opportunities with our base of current and past customers; and (iv) positioning ourselves as a best-in-class IT services provider to mid-market customers.  Meeting these goals will require us to right-size our operations by reducing operating costs by approximately $4 million, establish demanding performance and operational standards for each of our service offerings and the investment of approximately $5 million, which will primarily be spent on expanding our middle-market presence in select geographic regions over the next two years.

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

The success of our business plan may be affected by factors beyond our control, and, among other risks, could be materially and negatively affected by the following:

·	We decide that we cannot, or it is inadvisable to, implement all or some aspects of our plan.
·	Demand for labor in the IT staffing and solutions markets does not meet levels projected in our business plan.
·	We cannot identify and/or retain management personnel with the skills and experience we believe the plan requires.
·	Productivity initiatives and investments in growth do not provide the expected returns.
·	Geographic areas selected for expansion of our presence with middle-market clients do not produce the demand for services or revenue growth expected.
·
Costs associated with implementing the new plan, including but not limited to, consultation fees, implementation of the growth initiatives of the plan and other aspects of the plan are significantly higher than expected.

·	Improvement in productivity/utilization rates in our solutions practices is not attained.

Finally, even if the new plan is fully implemented, there is no assurance that our intrinsic value will be increased significantly.

In addition to the other information set forth in this Quarterly Report on From 10-Q, you should carefully consider the factors that could materially affect our business, financial condition or future results discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2006.  The risks described in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s purchases during the three-month period ended September 29, 2007 of the Company’s equity securities that are registered pursuant to Section 12 of the Exchange Act.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plan(2)
Fiscal July 2007	30,000	1.709	30,000	970,000
Fiscal August 2007	79,000	1.726	79,000	891,000
Fiscal September 2007	--	--	--	891,000
Totals	109,000	1.722

(1)The Company repurchased 109,000 shares of its common stock during the quarter ended September 29, 2007 under the share repurchase program the Company announced on July 25, 2007.

(2)The Company’s Board of Directors approved a share repurchase program for the repurchase of up to 1,000,000 shares of the Company’s common stock from time-to-time.  Under the program, management has the discretion to determine the number and price of the shares to be repurchased, and the timing of any repurchases in compliance with applicable law and corporate and regulatory requirements.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

^ Exhibit 10.1	Waiver and Eleventh Amendment to Credit Agreement, dated July 26, 2007 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2007).
+ Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: November 8, 2007	By:	/s/ Elmer N. Baldwin
Elmer N. Baldwin
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2007	By:	/s/ David J. Steichen
David J. Steichen
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 10.1	Waiver and Eleventh Amendment to Credit Agreement, dated July 26, 2007 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2007).
Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.