Form 10-K
period 2007-12-29
ANALYSTS INTERNATIONAL CORP
filed 2008-03-05
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

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
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large Accelerated Filer ☐ Accelerated Filer ☐  Non-Accelerated Filer ☐     Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was $43,488,273 based upon the closing price as reported by Nasdaq.

As of March 3, 2008, there were 24,912,076 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III of the Form 10-K is incorporated by reference from the registrant’s definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.	Business.

Introduction

Headquartered in Minneapolis, Minnesota, Analysts International is a diversified IT services company.  In business since 1966, we have sales and customer support offices in the United States and Canada.

Development of Service Offerings; Business

Analysts International offers our clients a full range of IT consulting services, including:

•	Staffing Services: Serving large, high-volume accounts, our staffing services provide reasonably priced resources to volume buyers on demand

•
Professional Services:  Serving mid-market clients in targeted geographic regions, our professional services are designed to provide professional resources, such as developers, project managers, business analysts and other highly-skilled resources that can assist our clients in achieving their business objectives; and

•	Solutions: Providing network services, infrastructure, application integration, IP telephony and hardware solutions to mid-market clients.

Approximately 90 percent of our revenue is driven from services and products provided to our existing client base, which consists primarily of Fortune 500® companies.  This high percentage of repeat business demonstrates our emphasis on client satisfaction and the development of long-term relationships with clients who have an ongoing need for the types of services we provide.

During 2002, we established a wholly-owned subsidiary, Medical Concepts Staffing, Inc., through which we offer staffing services to the medical industry.

In January 2005, we acquired the assets of WireSpeed Networks (“WireSpeed”), a Cincinnati-based company specializing in IP telephony and wireless networking.  WireSpeed’s assets, employees and service offerings have been integrated into Analysts International’s Solutions service line, extending and enhancing the Company’s offerings in this rapidly growing area.

In April 2005, the Company also acquired the assets of Redwood Solutions Corporation (“Redwood”), Michigan-based IT services company specializing in integrating hardware and software solutions for data storage and retrieval systems.  Redwood’s assets, employees and service offerings have also been integrated into Analysts International’s Solutions service line.

On January 22, 2008 we announced our new strategic plan (the “Plan”), designed to restore the Company to profitability and increase shareholder value.  This Plan is the result of four months of assessment of the Company and was developed under the direction of Elmer Baldwin, our new president and CEO, and was approved by the Board of Directors in December 2007.

The objectives of the Plan include:  (i) increasing revenue, improving margins and adding sales and recruiting personnel in higher-margin businesses; (ii) expanding our value-added services in key metro markets; and (iii) reducing corporate expenses through consolidation of back-office and other corporate overhead functions.  Future key initiatives are expected to include exiting non-strategic, non-core lines of business and increasing the efficiency of our operations through process and productivity improvements.

As part of the Plan, we also intend to expand our Solutions service line in 2008 by launching project-oriented IT consulting practices in our most attractive U.S. markets.  In 2009, we plan to continue our expansion in additional markets throughout the US.

We also intend to invest in our own IT systems in order to simplify, streamline and automate our business processes.

Major client

International Business Machines Corporation (“IBM”), has been a significant client of ours for many years, and represents the only client relationship we have which exceeds 10% of our total revenue.  The services we provide to IBM are predominantly in the area of IT staffing.  Our contract with IBM was renewed on July 8, 2005, with an expiration date of October 31, 2009.

In return for the opportunity to do a greater volume of business, IBM requires Analysts International and other participating vendors to abide by a predetermined rate matrix to determine hourly rates to be charged to IBM.  Generally, the rates we can charge for services provided are lower than the rates we would be able to charge for the same services at other clients.  As a result, although IBM business accounted for approximately 14% and 19% of our total revenue for fiscal years 2007 and 2006, respectively, loss of this account would not have a significant adverse effect on our profitability.

Revenue by Industry

Analysts International provides services to a wide range of industries.  Our revenue for fiscal 2007 was derived from services rendered to clients in the following industry groups:

Approximate Percent of FY 2007 Revenue

Professional/Business Services	22.4%
Electronics/Manufacturing	21.2%
Transportation	10.3%
Financial/Insurance Services	8.5%
Oil and Chemical	7.1%
Health Care	6.7%
Educational Services	6.0%
Utility	5.5%
Telecommunications	3.6%
Government	3.4%
Merchandising	3.1%
Entertainment	2.1%
Other	0.1%

Analysts International provided services to more than 1,000 clients during 2007.  Consistent with its practices in prior years, the Company rendered these services predominantly on a time and materials hourly rate basis under which invoices for services rendered were typically submitted no less frequently than monthly.  Except for our largest clients, where longer payment terms are sometimes granted, our clients are generally given 30-60 day payment terms.

Organization and Marketing

Analysts International provides its services through area sales and customer service offices, and, for larger accounts, through national account teams.  Each area sales office and national account team is staffed with sales, recruiting and technical personnel and is managed by a vice president, who has primary responsibility for the profitability of the region.  The vice president has broad authority to conduct the operation of the office or national account, subject to adherence to corporate policies.

During the year ended December 29, 2007, the Company maintained a business presence in the following locations: Austin, TX; Deerfield Beach, FL; Charlotte, NC; Chicago, IL; Columbia, SC; Dallas, TX; Denver, CO; Detroit, MI; Houston, TX; Indianapolis, IN; Kansas City, MO; Lansing, MI; Las Vegas, NV; Lexington, KY;  Minneapolis, MN; New York, NY; Norcross, GA; Omaha, NE; Phoenix, AZ; Raleigh/Durham, NC; Richmond, VA; Rochester, MN; Rochester, NY; St. Louis, MO; Seattle, WA; Silicon Valley, CA; Tampa, FL; Toledo, OH; and Toronto, Ontario, Canada.

Analysts International utilizes a direct sales force to sell its services.  At December 29, 2007, the Company employed approximately 60 sales representatives.  The ability to recruit and hire experienced technical personnel with backgrounds and experience suitable for client requirements is an important factor in the Company’s business.  At December 29, 2007, the Company employed approximately 51 recruiters.

Competition

Analysts International competes with the computer consulting and/or IT staffing divisions of several large companies (including Adecco (Ajilon), MPS Group (Modis), TEKsystems, Wipro Technologies and Spherion) on a national basis.  These organizations are substantially larger than the Company in terms of sales volume and personnel and have substantially greater financial resources.

Analysts International also competes with other national IT services companies such as Computer Task Group, Comforce, Ciber, Inc., Comsys IT Partners, Tech Team Global and RCM Technologies, Inc.

Analysts International’s branch offices compete in local markets with numerous regional and local IT services firms.  Most of these competitors are approximately the same size as or smaller than the Company’s local office, although in certain market areas they are larger than the Company’s local office.

Principal competitive factors in the IT services business include technical expertise, the ability to hire quality technical personnel on a timely basis, responsiveness to clients' staffing needs in a broad spectrum of skill sets, reputation, credibility, service delivery models and tools, and bill rates.  Analysts International believes it is competitive in these respects.

Personnel

As of December 29, 2007, Analysts International had approximately 2,093 systems analysts, computer programmers and other business/technology personnel, all of whose services are billable to clients.  Generally, several years of relevant experience is a prerequisite to employment with the Company.

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

Other Matters

The Company’s principal office is identified in Item 2 below.  Raw materials, seasonality, compliance with environmental protection laws, and patents, trademarks, licenses, franchises, research and development and other concessions are not material to an understanding of the Company’s business.  No portion of the Company’s business is subject to re-negotiation of profits at the election of the government.  Backlog is not material because nearly all of the Company’s contracts for services, including contracts with the government (which in the aggregate are not material), are terminable by either the client or the Company on notice of 30 days or less.

On February 14, 2007, Jeffrey P. Baker, our former President and Chief Executive Officer, tendered his resignation to our Board of Directors.  His employment terminated on May 14, 2007.  On February 15, 2007, the Board of Directors accepted Mr. Baker’s resignation and appointed Michael J. LaVelle, then Chairman of the Board, to serve as our Interim President and Chief Executive Officer until a replacement for Mr. Baker was found.  On November 1, 2007, the Board of Directors appointed Elmer N. Baldwin to serve as our President and Chief Executive Officer.  During 2007, as described in greater detail in the footnotes to the financial statements, as a result of the changes in our senior leadership and the adoption of our Plan and other factors, the Company recorded special charges totaling $3.3 million for severance costs, $341,000 for lease restructure, $5.5 million related to the write-off of goodwill associated with our staffing and solutions reporting units, $3.4 million related to the write-off of other intangible and long-lived assets, and $2.6 million related to the establishment of a valuation allowance for our remaining deferred tax assets.

Item 1A.                      Risk Factors

Not applicable.

Forward-Looking Statements

This Form 10-K contains forward-looking information (within the meaning of the Private Securities Litigation Reform Act of 1995) about:  (i) our new strategic operating plan and the objectives of the plan, including certain expense reduction initiatives and the planned expansion into new geographic markets, (ii) our belief that we can grow our business and achieve sustained profitability, (iii) planned investments in our own information technology, (iv) our expectations with respect to demand for our services and increasing billing rates as our client mix changes, (v) our expectations with respect to competition in our industry, (vi) our beliefs regarding the adequacy of our working capital, and (vii) our expectations with respect to our financial results and operating performance.  You can identify these statements by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.  Among the factors that could cause actual results to differ materially are:  (i) our inability, in whole or in part, to implement or execute the new strategic plan, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a national basis with other companies in our industry by responding to our customers’ varied staffing needs, (iv) our inability to maintain key client relationships, (v) our inability to control operating costs, (vi) our inability to comply with the covenants in our credit facilities, and (vii) our inability to effectively manage accounts receivable, as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in our Annual Report on Form 10-K for fiscal year 2006, especially in the Management’s Discussion and Analysis section, our most recent Quarterly Report on Form 10-Q and our Current Reports on From 8-K.  All forward-looking statements included in this Form 10-K are based on information available to us as of the date hereof.  We undertake no obligation (and expressly disclaims any such obligation) to update forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to update reasons why actual results would differ from those anticipated in any such forward-looking statements.

Item 1B.	Unresolved Staff Comments.

    None.

Item 2.	Properties.

Analysts International’s principal executive offices and the Minneapolis area office are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building in which it occupies approximately 53,000 square feet.  All other locations are held under leases with varying expiration dates ranging from 1 month to 6 years.  See Note H of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation and other matters incidental to the business.

Item 4.	Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2007.

PART II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

a)           Market Information

Our common shares are traded on The Nasdaq Stock Market, Inc. under the symbol ANLY.  The table below sets forth for the periods indicated the market prices for our common stock as reported by Nasdaq

	Market Range
Fiscal Year Ended December 29, 2007	High	Low	Close

Fourth Quarter	$1.75	$1.05	$1.39
Third Quarter	1.91	1.50	1.52
Second Quarter	1.96	1.55	1.73
First Quarter	1.99	1.66	1.95

Fiscal Year Ended December 30, 2006

Fourth Quarter	$2.26	$1.69	$1.87
Third Quarter	2.47	1.79	2.11
Second Quarter	2.87	1.99	2.00
First Quarter	3.00	2.37	2.79

b)           Holders of our Common Equity

As of March 3, 2008, there were approximately 1,015 shareholders of record of our common stock.

c)           Dividends

Our current debt arrangement prohibits the payment of dividends.  We have not declared or paid dividends on our common stock during the last five fiscal years and currently have no intention of reinstating a dividend paying policy.

d)           Equity Compensation Plan Information

Plan Category	a. Number of securities to be issued upon exercise of outstanding options, warrants and rights	b. Weighted average exercise price of outstanding options, warrants and rights	c. Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,706,806	$5.33	1,360,111
Equity compensation plans not approved by security holders	213,795	2.06	3,158
Total	1,920,601	$4.97	1,363,269

e)           Stock Performance

Not applicable.

f)           Issuer Purchases of Equity Securities

In July, 2007, the Board of Directors authorized the repurchase of up to 1,000,000 shares of our common stock.  The shares may be purchased from time to time in the open market or by block purchases.  Our credit agreement restricts the amount of expenditures we may make for repurchases to $5,000,000.  We did not acquire any common shares in open-market transactions during the fourth quarter of 2007.

Item 6.                 Selected Financial Data.

Not applicable.

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview of 2007 Events

Headquartered in Minneapolis, Minnesota, Analysts International is a diversified IT services company.  In business since 1966, we have sales and customer support offices in the United States and Canada.

We offer our clients a full range of IT consulting services, including:

•	Staffing: Serving large, high volume, accounts, our staffing services are focused on providing reasonably priced resources to volume buyers on demand;

•
Professional Services:  Serving mid-market clients in targeted geographic regions, our professional services are designed to provide professional resources such as developers, project managers, business analysts and other highly-skilled resources that can assist our clients in achieving their business objectives; and

•	Solutions: Providing network services, infrastructure, application integration, IP telephony and hardware solutions to mid-market clients.

Early in 2007, we experienced a significant decline in the number of our billable technical staff.  Although we made some progress during 2007 in regaining a portion of this lost headcount, by the end of the year we had not returned to beginning-of-year levels.

During 2007, we continued to experience significant growth in our relationship with Cisco.  This relationship is centered around Cisco IP Communications products and was the primary reason our product sales grew by 89.4% from 2006 to 2007.

On February 14, 2007, Jeffrey P. Baker, our former President and Chief Executive Officer, tendered his resignation to our Board of Directors.  His employment terminated on May 14, 2007.  On February 15, 2007, the Board of Directors accepted Mr. Baker’s resignation and appointed Michael J. LaVelle, then Chairman of the Board, to serve as our Interim President and Chief Executive Officer until a replacement for Mr. Baker was found.  On November 1, 2007, the Board of Directors appointed Elmer N. Baldwin to serve as our President and Chief Executive Officer.

On January 22, 2008 we announced our new strategic plan (the “Plan”), designed to restore the Company to profitability and increase shareholder value.  This plan is the result of four months of assessment of the Company and was developed under the direction of Mr. Baldwin, and was approved by the Board of Directors in December 2007.

The objectives of the Plan include (i) increasing revenue, improving margins and adding sales and recruiting personnel in higher-margin businesses; (ii) expanding our value-added services in key metro markets; and (iii) reducing corporate expenses through consolidation of back-office and other corporate overhead functions.  Future key initiatives are expected to include exiting non-strategic, non-core lines of business and increasing the efficiency of our operations through continuous process and productivity improvements.

As part of the Plan, in 2008 we intend to expand our Solutions business by launching project-oriented IT consulting practices in our most attractive US markets.  In 2009, we plan to continue our expansion in additional markets throughout the US.

In 2007, as described in greater detail in the footnotes to the consolidated financial statements, as a result of changes in our senior leadership and the adoption of our Plan and other factors, the Company recorded special charges totaling $3.3 million for severance costs, $341,000 for lease restructure, and $5.5 million related to the write-off of goodwill associated with our staffing and solutions reporting units, $3.4 million related to the write-off of other intangible and long-lived assets, and $2.6 million related to establishing a valuation allowance for our remaining deferred tax assets.

Market Conditions and Economics of Our Business

Competitive conditions in the IT services industry continue to present challenges for us.  We were successful in growing our business during 2007 by expanding our business of reselling IT products.  We continue to experience intense competition in hiring billable technical personnel and intense pricing pressures from our largest clients.  During 2007, as a result of these pressures, our direct services revenue declined 6.9% from 2006 levels.  By focusing sales efforts we have increased the average bill rates at our existing clients.  We expect that demand for our services will increase in coming years, enabling us to increase our headcount.  Our strategy is to acquire new mid-market clients where we develop intimate client relationships based on the value we bring to their business.  Doing so allows us to become less dependent on large national accounts.  As we accomplish this, we expect that our bill rates and margins will continue to improve.

Our ability to quickly identify, attract and retain qualified technical personnel at competitive pay rates will affect our results of operations and our ability to grow in the future.  Competition for the technical personnel needed to deliver the services we provide our clients has intensified in recent years, and is expected to continue to intensify.  If we are unable to hire the talent required by our clients in a timely, cost-effective manner, our ability to grow our business will be adversely affected.

Employee benefit and other employee-related costs are significant factors bearing on our ability to hire qualified personnel and control overall labor costs.  In an effort to manage our benefits costs, we have regularly implemented changes to our benefits plans.  While we believe the changes we have implemented will be effective in reducing the costs of those plans, the effectiveness of these changes may vary due to factors such as rising medical costs, the amount of medical services used by our employees, and similar factors.  Also, as we make changes to benefit plans to control costs, the risk that it will be more difficult to retain current consultants or to attract and retain new resources will increase.

Our ability to continue to respond to our client needs in a cost-controlled environment is a key factor to our future success.  Our Plan calls for us to continue to streamline our operations by consolidating offices, reducing administrative and management personnel and continuing to review our company structure and organization for more efficient methods of operating our business and delivering our services.

Our ability to respond to the conditions outlined above will bear directly on our performance.  Although we believe we can continue to grow this business, there can be no assurance as to when, or if, we will experience sustained service revenue growth.

    Strategy

We continue to pursue IT staffing services in clients of all sizes.  However, the market conditions in this space are very competitive.  Without changing our mix of business to include more business where our value-add to the client is greater and where we are able to achieve higher margins, we will not be able to generate an acceptable return to our shareholders.  To achieve the objectives of changing our mix of services revenue and returning the Company to profitability, we announced a new Plan in January 2008 designed to restore the Company to profitability and increase shareholder value.  The objectives of the plan include:  (i) increasing revenue, improving margins and adding sales and recruiting personnel in higher-margin businesses; (ii) expanding our value-added services in key metro markets; and (iii) reducing corporate expenses through consolidation of back-office and other corporate overhead functions.

The first step in our Plan is to permanently remove certain costs so that the Company achieves profitability.  In addition, to achieving sustained profitability, during 2008 we plan to implement the following measures:

•	Add headcount in key functional areas, including sales, recruiting, project management and consulting, in order to respond to client demand.

•
Expand our Solutions business by launching project-oriented IT consulting practices in our most attractive US markets.  In 2009 we plan to continue our expansion in additional markets throughout the US.

•	Exit businesses that are non-core and non-strategic to our new plan and focus on our core, IT-related competencies and clients.

•	Invest in our IT systems in order to simplify, streamline and automate our business processes.

While implementing our Plan, we will continue to pursue clients of all sizes, but our primary focus will be on medium-sized businesses.  We will also continue to pursue business opportunities with technology and product partners such as Cisco and Microsoft.  Partnering with vendors like these is an important factor in achieving growth in revenue and profit.  Our services in this area are focused around the following major practice areas:

•	Application development and support, including Microsoft technologies, PMO services, business analysts, quality assurance and testing services
•	IP Communications which includes wireless, IP telecommunications, contact center and security services
•	Infrastructure and Storage Solutions which includes VMware services
•	Lawson Services which includes integration, customization and administration of Lawson Software applications
•	IT Outsourcing which includes application outsourcing, help desk, hosting, and field engineering services

In addition, we seek to expand our vertical market presence in the state and local government arena.  In this vertical market, we are providing a broad array of services including criminal justice information systems and mobile and wireless solutions.

Other Factors

Terms and conditions standard to IT services contracts present a risk to our business.  In general, our clients can cancel or reduce their contracts on short notice.  Loss of a significant client relationship or a significant portion thereof or a significant number of smaller contracts could have a material adverse effect on our business.

Compliance with the Sarbanes-Oxley Act under Section 404 of the Act has created substantial cost to us and strained our internal resources.  We incurred significant costs throughout 2007, and we expect to continue to incur such costs in future years for maintaining compliance.  An inability to control these costs, a failure to comply with the Sarbanes-Oxley Act, or a failure to adequately remediate control deficiencies as they are identified, could have a material adverse effect on our business.

We believe our working capital will be sufficient for the foreseeable needs of our business.  Significant rapid growth in our business, a major acquisition, a significant lengthening of payment terms with major clients, or significant costs associated with non-operating activities such as our need to address shareholder matters like the one described above, could create a need for additional working capital.  An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business.  We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

Overview of Results of 2007 Operations

Total revenue for the year ended December 29, 2007 (fiscal year 2007) was $360 million, an increase from $347 million in the year ended December 30, 2006 (fiscal year 2006).  The increase in revenue included a 6.9% decline in revenue from services we supply directly to clients and a 6.3% increase in revenue from services we provide to our clients through sub suppliers.  We also saw an 89.4% increase in product sales.  The increase in product sales is attributable primarily to the growth in our IP Communications (Voice over Internet Protocol, “VOIP” or “IP Telephony”) business where we are a reseller of Cisco and other telephony products.  In 2007, direct services represented 67.7% of our revenues, compared to 75.4% in 2006.  Our overall gross margin on total revenue declined from 17.1% in 2006 to 16.1% in 2007, and our gross margin on direct services revenue decreased from 20.6% in 2006 to 20.2% in 2007.

Our net loss for fiscal 2007 was ($16.2) million, including $15.1 million in special charges relating to restructuring, severance and the write off of goodwill and other tangible and intangible assets.  This compared with last year’s net loss of ($1.1) million.  On a diluted per share basis, for the year ended December 29, 2007, including special charges of $.61 per share, our net loss was ($.65) per share, compared with a net loss of ($.04) per share in fiscal year 2006.

At year end, our balance sheet reflected $24.8 million of working capital and a balance of $1.6 million on our working capital line of credit.  This compares to working capital of $28.8 million and a balance of $2.7 million on our working capital line of credit at the beginning of the year.

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

To evaluate our indefinite-lived intangible assets and goodwill for impairment, we rely heavily on the discounted cash flow method to assess the value of the associated reporting units.  The discounted cash flow valuation technique requires us to project operating results and the related cash flows over a ten-year period.  These projections involve risks, uncertainties and other factors and are by their nature subjective.  If actual results were substantially below projected results, an impairment of the recorded value of our goodwill and indefinite-lived intangible assets could result.  Please refer to Notes C and J to the consolidated financial statements for a discussion of the 2005 and 2007 impairments of goodwill and other intangible assets.

To assess the recorded value of our deferred tax assets for possible impairment, we must predict the likelihood of future taxable income generation.  Realization of any net deferred tax assets requires the generation of future taxable income prior to the expiration of the federal net operating loss carry forward benefits.  Although federal net operating loss (NOL) carry forward benefits of $857,000, $62,000, $3,554,000, $1,101,000 and $1,792,000 do not expire until  2023, 2024, 2025,  2026, and 2027, respectively, at the end of fiscal year 2007, we determined, based on past operating performance, that we could no longer demonstrate that we were “more likely than not,” as defined in Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes,” to realize the benefit of these assets.  See Note G to the consolidated financial statements for further discussion.

Allowance for Doubtful Accounts

In each accounting period, we determine an amount to set aside to cover potentially uncollectible accounts.  We base our determination on an evaluation of accounts receivable for risk associated with a client’s ability to make contractually required payments.  These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include reviewing the financial stability of the client, the clients’ willingness to pay and current market conditions.  If our evaluation of a client’s ability to pay is incorrect, we may incur future charges.

Accrual of Unreported Medical Claims

In each accounting period, we estimate an amount to accrue for medical costs incurred but not yet reported (IBNR) under our self-funded employee medical insurance plans.  We base our determination on an evaluation of past rates of claim payouts and trends in the amount of payouts.  This determination requires significant judgment and assumes past patterns are representative of future payment patterns and that we have identified any trends in our claim experience.  A significant shift in usage and payment patterns within our medical plans could necessitate significant adjustments to these accruals in future accounting periods.

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

Revenue Recognition

We recognize revenue for our staffing, professional services and the majority of our solutions business as services are performed.  This includes staffing services, technology integration services, outsourcing services and advisory services that are billed on an hourly basis.  For product sales, except in rare circumstances, we act as the primary obligor in the transaction.  Accordingly, except for those rare situations where net revenue reporting is appropriate because we are acting as an agent in the sale of product, product revenue is recorded for the gross amount of the transaction when the products are delivered.  Certain of our outsourcing and help desk engagements provide for a specific level of service each month.  We generally bill for these services at a standard monthly rate.  Revenue for these engagements is recognized in monthly installments over the period of the contract.  In some such contracts, we invoice in advance for two or more months of service.  When we do this, the revenue is deferred and recognized over the term of the contractual agreement.

In certain situations we will contract to sell both product (including third party software and/or hardware) and services in a single client arrangement with multiple deliverables.  These arrangements are generally to resell certain products and to provide the service necessary to install such products and optimize functionality of such products.  We account for multiple deliverable arrangements involving third party software products under the provisions of SOP 97-2, “Software Revenue Recognition” when we are able to establish vendor specific objective evidence as to the fair value of each deliverable.  Other multiple deliverable arrangements not involving software are accounted for utilizing the guidelines of ETIF 00-21, “Revenue Arrangements with Multiple Deliverables.”  We account for each of the components of multiple deliverable arrangements separately by using the identified fair values of each component to allocate the total consideration of the arrangement to the separate components.

In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry.  If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, we classify the amount billed to the client as sub supplier revenue.  These revenues, however, are recorded on a gross versus net basis because we retain credit risk and are the primary obligor for rendering services to our client.  All revenue derived from services provided by our employees or other independent contractors who work directly for us are recorded as direct revenue.

We periodically enter into fixed-price engagements.  When we enter into such engagements, revenue is recognized over the life of the contract based on time and materials input to date and estimated time and materials to complete the project.  This method of revenue recognition relies on accurate estimates of the cost, scope and duration of the engagement.  If we do not accurately estimate the resources required or the scope of the work to be performed, future revenues may be negatively affected or losses on contracts may need to be recognized.  All future anticipated losses are recognized in the period they are identified.

Goodwill and Other Intangible Impairment

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we are required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  We currently perform the annual test as of the last day of its monthly accounting period for August.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or related assumptions change, we may be required to recognize impairment charges.

Effective January 1, 2002, we ceased amortization of indefinite-lived intangible assets including goodwill.  Intangible assets with definite useful lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

We performed our annual impairment evaluation on September 1, 2007 and determined the fair value of our reporting units were sufficient to support the recorded goodwill.  In making this determination, we utilized professionally appropriate income and market comparable methodologies to determine the fair values of the reporting units.  The fair values exceeded the carrying value of the reporting units by only a small margin.  The valuation methodology used relied heavily on a discounted cash flow analysis prepared using long-term operating projections prepared by management.  These projections involve risks and uncertainties, and are by their nature subject to change in the economic realities of the markets in which we operate.

In December 2007, we adopted a new business plan that significantly changed the key business strategies assumed in the September 1, 2007 goodwill evaluation described above.  Also, during the fourth quarter we experienced a significant drop in the price of our publicly traded shares.  Together, we concluded that these events represented an indication that our intangible assets may be impaired.  Accordingly, we performed another impairment evaluation at December 29, 2007, to reflect these changes in circumstance.  As a result of this new evaluation, on December 29, 2007, we recorded goodwill impairment charges in our solutions and staffing reporting units totaling $5.5 million.  Please see Note J to the consolidated financial statements for further discussion.

In 2005, we found indications of possible goodwill impairment in our solutions business, which resulted in an impairment charge of $7.1 million.  This impairment of value was the result of gradual erosion in the operating results of this reporting unit. The primary service provided within this reporting unit is application development services, including the web development services acquired as part of the SequoiaNET.com, Inc. acquisition in 2000.  In the year leading up to 2005, the demand for these services in the marketplace had declined steadily, and our results in this area declined along with the market generally.  Please see Note J to the consolidated financial statements for further discussion.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between reported income and income considered taxable by the taxing authorities.  Our total deferred tax asset balance at December 29, 2007 was $19.4 million.  SFAS No. 109 also requires the resulting deferred tax assets to be reduced by a valuation allowance if some portion or all of the deferred tax assets are not expected to be realized.  While we had previously established valuation allowances to reduce our net deferred tax asset to $2.6 million, at the end of fiscal year 2007, based on past operating performance and estimates of future taxable income, we concluded we could no longer demonstrate that we were “more likely than not,” as defined by SFAS No. 109, to realize our net deferred tax asset of $2.6 million.  Accordingly, we increased our valuation allowance to fully reserve these assets.  Please see Note G to the consolidated financial statements for further discussion.

In addition to establishing this valuation allowance, during 2007 we recorded $10,000 of income tax expense related to subsidiaries where profitability was achieved and state taxes were paid.  For fiscal 2007, we recorded no income tax benefit associated with the net loss we generated because the benefit created by our operating loss has been negated by the establishment of additional reserves against our deferred assets.  If we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved becomes “more likely than not,” we may be required to reverse the existing valuation allowances resulting in an income tax benefit.

Restructuring and other severance related costs

During 2005, we recorded restructuring and other severance charges of $3.9 million.  Of these charges, $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where we have chosen to downsize or exit completely.  During 2007, we reserved for additional lease obligations of $341,000 and accrued $3.3 million of additional severance charges to affect our new business plan and certain senior leadership changes.

While we believe our current estimates regarding lease obligations are adequate, our inability to sublet the remaining space, negotiate early termination agreements or obtain payments from sub-lessees could necessitate significant adjustments to these estimates in the future.

Sales Taxes

We account for our sales tax and any other taxes that are collected from our clients and remitted to governmental authorities on a net basis.  The assessment, collection and payment of these taxes are not reflected on our income statement.

Income Taxes

Analysts International Corporation and its subsidiaries file a consolidated income tax return in the US federal jurisdiction.   We also file consolidated or separate company income tax returns in most states, Canada federal, Ontario province, and, the United Kingdom.  As of December 29, 2007, there are no federal, state, and foreign income tax audits in progress.  We are no longer subject to US federal audits for tax years before 2003, and with few exceptions, the same for state and local audits.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized.  In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was effective for the Company beginning December 31, 2006.  Upon implementation, we determined our positions will more-likely-than-not be sustained if challenged.  Therefore, no cumulative effect relating to the adoption of FIN 48 resulted.

We recognize interest and penalties related to uncertain tax positions within interest and penalties expense.  During the twelve months ended December 29, 2007 we have not recognized expense for interest and penalties, and, do not have any amounts accrued at December 29, 2007 and December 30, 2006 respectively, for the payment of interest and penalties.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 29, 2007 VS. YEAR ENDED DECEMBER 30, 2006

The following table illustrates the relationship between revenue and expense categories and provides a count of employees and technical consultants for fiscal year 2007 versus fiscal year 2006.  The tables provide guidance in our explanation of our operations and results.

	Year Ended December 29, 2007		Year Ended December 30, 2006		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% Inc (Dec)	As % of Revenue
Revenue:
Professional services provided directly	$243,372	67.7%	$261,489	75.4%	$(18,117)	(6.9)%	(7.7%)
Professional services provided through sub suppliers	58,339	16.2	54,902	15.8	3,437	6.3	0.4
Product sales	57,959	16.1	30,596	8.8	27,363	89.4	7.3
Total revenue	359,670	100.0	346,987	100.0	12,683	3.7	--

Expenses:
Salaries, contracted services and direct charges	250,286	69.6	260,619	75.1	(10,333)	(4.0)	(5.5)
Cost of product sales	51,338	14.3	27,149	7.8	24,189	89.1	6.5
Selling, administrative and other operating costs	58,347	16.2	58,847	17.0	(500)	(0.9)	(0.8)
Amortization of intangible assets	1,065	0.3	1,053	0.3	12	1.1	--
Expenses related to attempted merger	--	--	(327)	(0.1)	327	100.0	0.1
Restructuring costs and other severance related costs	3,604	1.0	(51)	--	3,655	7,166.7	1.0
Impairment of intangible assets	3,049	0.9	--	--	3,049	--	0.9
Goodwill impairment	5,500	1.5	--	--	5,500	--	1.5
Non-operating income	(297)	(0.1)	(20)	--	277	1,385.0	(0.1)
Interest expense	384	0.1	736	0.2	(352)	(47.8)	(0.1)
Loss before income taxes	(13,606)	(3.8)	(1,019)	(0.3)	(12,587)	1,235.2	(3.5)

Income tax expense	2,606	0.7	41	--	2,565	6,256.1	0.7
Net Loss	$(16,212)	(4.5%)	$(1,060)	(0.3%)	$(15,152)	1,429.4%	(4.2%)

Personnel:
Management and Administrative	378		403		(25)	(6.2)%
Technical Consultants	2,093		2,277		(184)	(8.1)%

Revenue

Services revenue provided directly by Analysts International’s employees during the year ended December 29, 2007 decreased 6.9% from the comparable period a year ago, while revenue from sub suppliers and product sales increased 6.3% and 89.4%, respectively, during the same period.  Early in 2007, we experienced a significant decline in the number of billable technical staff due to a high number of purchase order expirations.  This is typical for our business.  We made some progress during 2007 on improving average bill rates and regaining some of the headcount we lost early in the year.  By the end of 2007, however, we had not returned to our beginning headcount numbers, and we had not managed to return our direct services revenue to 2006 levels.  While demand for our services remains constant, competition is intense.  Our Plan for 2008 and beyond calls for us to concentrate our efforts on growing revenue from smaller more profitable accounts, and de-emphasizing our large national client relationships where margins are not attractive due to rate demands from these larger clients.  While implementing this strategy, we expect total service revenue to remain at current levels or possibly decline slightly.

During fiscal year 2007, a higher percentage of our total revenue came from sub suppliers as compared to fiscal year 2006.  Our sub supplier revenue is mainly pass-through revenue with associated fees for management and administration providing minimal profit.  In October 2006, we began providing managed services to a significant new client.  As a result of this new relationship, sub supplier revenue grew in 2007.

Product sales increased over fiscal year 2006.  The increase in product sales occurred largely in our IP Communications business where we resell a significant amount of Cisco IP telephony products.  While product revenue continues to be a part of our strategy, in 2008 and beyond, we will be focused primarily on growing our more profitable service revenue.  We expect product revenue to remain constant in 2008, both in terms of total dollars and as a percentage of revenue.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants.  As a percent of service revenue (including sub supplier revenue), these costs increased from 82.4% in fiscal year 2006 to 83.0% in fiscal year 2007.  Excluding the revenue and cost associated with sub suppliers, however, these costs increased from 79.4% in fiscal year 2006 to 79.8% in fiscal year 2007.  This decrease in 2007 direct service margins was driven by our mix of business which includes a higher concentration of national account and sub supplier business where margins are lower than our other direct business and a continuing decline in the margins we generate from our largest client.  We continuously attempt to control the factors which affect this category of expense; however, there can be no assurance we will be able to maintain or improve this level.

Cost of Product Sales

Cost of product sales represents our cost of the hardware and software products we sell.  These costs, as a percentage of product sales, decreased from 88.7% in 2006 to 88.6% in 2007.  Although a change in policy at one of our technology partners enabled us to drive product revenue higher during much of 2007, the products comprising much of this increased volume was sold at lower margins than we have seen in previous periods.  These lower margins during much of the year were offset by very favorable margins on products sold during the fourth quarter.  Vendor pricing and promotional programs change regularly causing the margins we realize when selling product to fluctuate from quarter to quarter.  There can be no assurance we will be able to maintain our current margins on product revenue.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs represented 16.2% of total revenue for 2007, down slightly from 17.0% in 2006.  The decline in these costs is reflective of the cost reduction measures implemented early in 2007 following the adoption of a performance improvement plan in April 2007.  We are committed to continually managing this category of expense to the right level for the Company, and the Plan we adopted in December 2007 calls for significant further cost reductions in 2008.

Amortization of Intangible Assets

Amortization of intangible assets is related primarily to our client list.  This amortization is expected to decline in 2008 following the impairment of certain of these assets.  See further discussion below.

Restructuring Costs and Other Severance Related Costs

In connection with the implementation of our new business plan and other executive management changes early in 2007, we recorded restructuring and severance related costs of $3.6 million during 2007.  Of this amount, $3.3 million related to workforce reductions and severance.  The remaining $341,000 related to lease obligations and abandonment costs (net of anticipated sub-lease income) for locations where we have chosen to downsize or exit completely.

Impairment of Intangible Assets

During the year ended December 29, 2007, following the termination of the principals of Redwood Solutions Corporation, a company we acquired in 2005, we experienced a gradual decline in revenue associated with a major client relationship acquired as part of that transaction.  During the fourth quarter of 2007, revenue from this client relationship continued to decline, and management determined it would not attempt to re-engage with this relationship.  We determined the intangible client based asset, which had been established when Redwood Solutions was acquired, had become impaired.  As such, the asset, originally valued at $1.7 million, net of $330,000 of accumulated amortization, was written off.  This write-off resulted in an impairment charge of $1.4 million.

On December 11, 2007, our board of directors adopted a plan to refocus the Company.  The plan calls for the Company to become “one business selling and delivering to Analysts International’s promise of quality.”  As such, a decision was made to aggressively cease using the SequoiaNet.com tradename acquired in fiscal year 2000.  Following this decision, the SequoiaNet.com tradename, originally valued at $1.7 million, with a net recorded value of $1.6 million, was written down to its fair value.  This write down resulted in an impairment charge of $1.5 million.  The remaining fair value of this tradename ($90,000) will be amortized over the first six months of fiscal year 2008, the period of time during which the tradename is expected to continue to bring value.

Goodwill Impairment

In December 2007, we adopted a plan that significantly changed the key business strategies assumed in the September 1, 2007 evaluation of goodwill.  Also, during the fourth quarter we experienced a significant drop in the price of our publicly traded shares.  As a result of these two events, which we concluded indicated that our goodwill and intangible assets might be impaired, we performed another impairment evaluation at December 29, 2007, to analyze these changes in circumstance.  As a result of this new evaluation, we determined the fair value of the staffing and solutions reporting units no longer exceed the carrying value of those reporting units.  Accordingly, we allocated the fair value of the respective reporting units to all of the assets and liabilities of that unit (including unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit, based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” utilizing the relevant guidance in SFAS No. 141, “Business Combinations.”  Based upon this allocation study, impairment charges of $4.3 million and $1.2 million, respectively, were recorded to reduce the goodwill associated with the staffing and solutions reporting units to their indicated fair values of $1.1 million and $5.2 million, respectively.

Non-Operating Income

Non-operating income consisted primarily of a non-cash item resulting from the return of 124,654 shares of common stock from an escrow account following the departure of two principals of a company we acquired in 2005.  These shares were valued at $198,000.

Interest Expense

Interest expense during fiscal year 2007 decreased by approximately $352,000 compared to fiscal year 2006 due to a decrease in average borrowings under the line of credit from $9.4 million to $4.8 million and a decrease in interest rates.

Income Taxes

During 2007 we recorded $2.6 million of income tax expense.  The majority of this expense relates to a $2,596,000 increase to the valuation allowance to fully reserve our remaining deferred tax assets at the end of 2007.  See Note G to the consolidated financial statements for further discussion of this matter.

The remaining approximately $10,000 of income tax expense related to subsidiaries where profitability was achieved and state taxes were due.  During the year, we continued our practice of recording no income tax benefit associated with our net losses because the benefit created by our operating losses have been negated by the establishment of additional reserves against our deferred assets.  If we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved, becomes “more likely than not,” we may be required to reverse our existing valuation allowances resulting in an income tax benefit.

Personnel

Our billable technical consulting staff levels finished the year down by approximately 184 consultants from where we started the year.  This number excludes headcount of our sub suppliers and headcount from Medical Concepts Staffing, our medical staffing business, which accounts for an immaterial amount of our revenue.

RESULTS OF OPERATIONS, YEAR ENDED DECEMBER 30, 2006 VS. YEAR ENDED DECEMBER 31, 2005

The following table illustrates the relationship between revenue and expense categories and provides a count of employees and technical consultants for fiscal year 2006 versus fiscal year 2005.  The tables provide guidance in our explanation of our operations and results.

	Year Ended December 30, 2006		Year Ended December 31, 2005		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% Inc (Dec)	As % of Revenue
Revenue:
Professional services provided directly	$261,489	75.4%	$263,121	81.6%	$(1,632)	(0.6%)	(6.2%)
Professional services provided through sub suppliers	54,902	15.8	34,431	10.7	20,471	59.5	5.1
Product sales	30,596	8.8	24,746	7.7	5,850	23.6	1.1
Total revenue	346,987	100.0	322,298	100.0	24,689	7.7	0.0

Salaries, contracted services and direct charges	260,619	75.1	240,100	74.5	20,519	8.5	0.6
Cost of product sales	27,149	7.8	22,550	7.0	4,599	20.4	0.8
Selling, administrative and other operating costs	58,847	17.0	61,053	18.9	(2,206)	(3.6)	(1.9)
Amortization of intangible assets	1,053	0.3	982	0.3	71	7.2	0.0
Restructuring costs and other severance related costs	(51)	0.0	3,914	1.2	(3,965)	(101.3)	(1.2)
Loss on asset disposal	--	0.0	1,825	0.6	(1,825)	(100.0)	(0.6)
Goodwill Impairment	--	0.0	7,050	2.2	(7,050)	(100.0)	(2.2)
Expenses related to attempted merger	(327)	(0.1)	2,129	0.7	(2,456)	(115.4)	(0.8)
Non-operating income	(20)	0.0	(50)	0.0	(30)	(60.0)	0.0
Interest expense	736	0.2	394	0.1	342	86.8	0.1
Loss before taxes	(1,019)	(0.3)	(17,649)	(5.5)	16,630	(94.2)	5.2

Income taxes	41	0.0	50	--	(9)	(18.0)	0.0
Net loss	$(1,060)	(0.3%)	$(17,699)	(5.5%)	$16,639	(94.0%)	5.2%

Personnel:
Management and Administrative	403		400		3	0.8%
Technical Consultants	2,277		2,449		(172)	(7.0%)

Revenue

Services revenue provided directly by Analysts International’s employees during the year ended December 30, 2006 decreased 0.6% from the comparable period in fiscal year 2005 while revenue from sub suppliers and product sales increased 59.5% and 23.6%, respectively during the same period.  Early in 2006, we experienced a significant decline in the number of billable technical staff due to a high number of purchase order expirations. This is typical for our business.  We made some progress during 2006 on improving average bill rates and regaining some of the headcount we lost early in the year.  By the end of 2006 we had not returned to our beginning headcount numbers, and we had not managed to return our direct services revenue to 2005 levels.

A higher percentage of our total revenue came from sub suppliers during fiscal year 2006 as compared to fiscal year 2005.  Our sub supplier revenue is mainly pass-through revenue with associated fees for management and administration providing minimal profit.  While demand for IT services increased slightly during 2006, we experienced a change in the mix of our business with a greater percentage of our revenue coming from national accounts where we relied more heavily on our sub suppliers to deliver services.

Product sales increased over fiscal year 2005.  The increase in product sales was due largely to our IP Communications services where we resell a significant amount of Cisco IP telephony products.

Salaries, Contracted Services and Direct Charges

Salaries, contracted services and direct charges primarily represent our payroll and benefit costs associated with billable consultants.  These expenses increased slightly as a percentage of total revenue in 2006; as a percent of service revenue, these costs increased from 80.7% in fiscal year 2005 to 82.4% in fiscal year 2006.  The increase in these costs associated with direct revenue increased from 78.8% in fiscal year 2005 to 79.4% in fiscal year 2006.  This decrease in 2006 direct service margins was driven by our mix of business which includes a higher concentration of national account and sub supplier business where margins are lower than our other direct business.

Cost of Product Sales

Cost of product sales represents our cost of the hardware and software products we sell.  These costs, as a percentage of product sales, decreased from 91.1% in 2005 to 88.7% in 2006.  This decrease was due mainly to increased product sales in emerging technologies such as our IP Communications product and services offering where our margins are higher and where, during 2006, we enjoyed greater discounts from vendors due to our higher sales volume and promotional programs offered by the vendors.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs represented 17.0% of total revenue for 2006, down from 18.9% in 2005.  The decline in these costs is reflective of the cost reduction measures implemented in October 2005 as part of our continuing efforts to control this category of cost.

Amortization of Intangible Assets

Amortization of intangible assets increased during 2006 as a result of recognizing a full year of amortization related to our acquisitions of WireSpeed in January 2005 and Redwood in April 2005.

Restructuring Costs and Other Severance Related Costs

We recorded restructuring and severance related costs of $3.9 million during 2005.  Of this amount, $1.6 million related to workforce reductions and severance.  The remaining $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) for locations where we have chosen to downsize or exit completely.  During the year ended December 30, 2006 we recorded a credit of $51,000 as a change in estimate.

Loss on Asset Disposal

During the third quarter of 2005, we recorded a loss on asset disposal of $1.8 million with respect to software development costs.  Since 2002 we had been investing in the customization of this software, but the software had become increasingly difficult to customize, leading to our decision to terminate our development contract with the owner of the software and write off our investment in the software.

Goodwill Impairment

In accordance with the provisions of SFAS No. 142, we performed our annual test of goodwill during the third quarter of 2006 and found no indications of impairment.  Our testing in 2005 found an indication of impairment with our solutions reporting unit.  Accordingly, we completed the impairment testing during the third quarter of 2005 and recognized an impairment charge of $7.1 million.

Expenses Related to Attempted Merger

During 2005, we accrued $2.1 million of costs relating to the attempted merger with Computer Horizons Corp.  These costs consisted primarily of amounts paid or accrued for legal, accounting, investment banking, proxy solicitation, consulting, travel and other costs.  Included in this accrual was $327,000 for a contingency reserve related to various matters surrounding the merger.  During 2006, we determined this contingency reserve was no longer required and the accrual was reversed.

Non-Operating Income

Non-operating income, consisting primarily of interest income, decreased during fiscal year 2006 compared to fiscal year 2005.

Interest Expense

Interest expense during fiscal year 2006 increased compared to fiscal year 2005 due to an increase in average borrowings under the line of credit and an increase in interest rates.

Income Taxes

During 2006 we recorded $41,000 of income tax expense related to subsidiaries where profitability was achieved and state taxes were due.  We recorded no income tax benefit associated with our net loss because the benefit created by our operating loss was negated by the establishment of additional reserves against our deferred tax assets.

Personnel

Our billable technical consulting staff levels finished the year down by approximately 172 consultants from where we started the year.  This number excludes headcount of our sub suppliers and headcount from Medical Concepts Staffing, our medical staffing business, which accounts for an immaterial amount of our revenue.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

(Dollars in thousands)	December 29, 2007	December 30, 2006	Increase (Decrease)	Percentage Increase (Decrease)

Cash and cash equivalents	$91	$179	$(88)	(49.2)%
Accounts receivable	66,074	64,196	1,878	2.9
Other current assets	2,101	2,484	(383)	(15.4)
Total current assets	68,266	66,859	1,407	2.1

Accounts payable	27,780	24,411	3,369	13.8
Salaries and vacations	6,885	7,416	(531)	(7.2)
Line of credit	1,587	2,661	(1,074)	(40.4)
Restructuring accruals - current	1,900	385	1,515	393.5
Other current liabilities	5,327	3,145	2,182	69.4
Total current liabilities	43,479	38,018	5,461	14.4

Working capital	$24,787	$28,841	$(4,054)	(14.1)%
Current ratio	1.57	1.76	(0.19)	(10.8)

Total shareholders’ equity	$40,035	$55,734	$(15,699)	(28.2)%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash flow.  During fiscal year 2007, we made total payments of approximately $221.1 million to pay our employees wages, benefits, associated taxes and product purchases.  We also made payments of approximately $115.9 million to pay vendors who provided billable technical resources to our clients through us.  Finally, we made payments of approximately $20.8 million to fund general operating expenses such as employee expense reimbursement, office space rental and utilities.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due for services rendered to our clients (approximately $358.8 million in fiscal year 2007).  Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients.  While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or our inability to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents decreased by $88,000 from December 30, 2006 to December 29, 2007.  The outstanding debt on our line of credit decreased from $2.7 million at December 30, 2006 to $1.6 million at December 29, 2007.  Generally, our primary need for working capital is to support accounts receivable resulting from our business and to fund the time lag between payroll disbursement, a bi-weekly occurrence, and receipt of fees billed to clients.  Historically, we have been able to support internal growth in our business with internally generated funds.  If we are unable to return to profitability, or if we choose to utilize cash for other purposes, we would expect our need to borrow to increase.

On April 11, 2002, we entered into an asset-based revolving credit agreement with GE Capital.  Total availability under this credit agreement is $45.0 million.  We must take advances or pay down the outstanding balance daily.  We can, however, choose to request fixed-term advances of one, two or three months for a portion of the outstanding balance on the line of credit.  Among other things, the agreement restricts capital expenditures and prohibits the payment of dividends.  The credit agreement, as amended, expires in January 2010, requires a commitment fee of ..25% of the unused portion of the line, and an annual administration fee of $25,000.  The credit agreement carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (7.25% on December 29, 2007) and on fixed-term advances equal to the LIBOR rate plus 2.0%.

Working capital at December 29, 2007 decreased from December 30, 2006 primarily as a result of additional restructuring obligations, and an increase in the current portion of our deferred compensation caused by executive management changes that occurred as part of our restructuring.

At December 29, 2007 we had a balance of $1.6 million on our asset-based revolving credit agreement described below.  The total available for borrowing under this credit facility fluctuates based on our level of eligible accounts receivable.  At December 29, 2007, the amount available was $37.0 million.  Borrowings under the credit agreement are secured by all of the Company’s assets.

On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock.  On July 26, 2007, we amended our credit agreement with GE Capital to allow us to use up to $5,000,000 for repurchase of our common stock.  The timing of the repurchases is based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital, which includes restrictions based on our borrowing availability under the credit agreement and a maximum expenditure for repurchases.  As of December 29, 2007, we have repurchased 109,000 shares of our common stock at an average price of $1.72 per share.  We made no repurchases pursuant to this plan during the fourth quarter of 2007.

We believe funds generated from our business and credit available under our credit facility will be adequate to meet demands placed upon our resources by our operations and capital investments.

Contractual Obligations

We lease office facilities under non-cancelable operating leases.  Deferred compensation is payable to participants in accordance with the terms of individual contracts.  Our line of credit, with an outstanding balance of $1.6 million at December 29, 2007, expires on January 20, 2010.  The December 29, 2007 outstanding balance on the line of credit is presented in the table as a 2010 obligation, however, we are required to apply all available cash to pay down this line of credit on a daily basis and therefore the outstanding balance is classified as a current obligation on our balance sheet.  We will incur interest expense on all amounts outstanding on this line of credit at a variable interest rate.  Minimum future obligations on operating leases and deferred compensation agreements at December 29, 2007, are as follows:

(In thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Line of Credit:		$1,587			$1,587

Operating Leases	$3,056	5,566	$3,865	$645	13,132

Deferred Compensation	1,868	341	159	427	2,795

Total	$4,924	$7,494	$4,024	$1,072	$17,514

New Accounting Pronouncements and Interpretations

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109, was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.  FIN 48 was effective for the Company beginning December 31, 2006.  Upon implementation, we determined our positions will more-likely-than-not be sustained if challenged.  Therefore, no cumulative effect relating to the adoption of FIN 48 resulted.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R), which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 141R will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement – amendments of ARB No. 51 (SFAS No. 160).  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and eliminates diversity in practice by requiring these interests to be classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profits organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement will become effective for fiscal years beginning after December 15, 2008.  We do not expect SFAS No. 160 to have any effect on our financial statements.

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

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS No. 159”), the Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                 Financial Statements and Supplementary Data.

Consolidated Balance Sheets

(Dollars in thousands except per share amounts)	December 29, 2007	December 30, 2006

ASSETS

Current assets:
Cash and cash equivalents	$91	$179
Accounts receivable, less allowance for doubtful accounts of $1,545 and $1,423, respectively	66,074	64,196
Prepaid expenses and other current assets	2,101	2,484
Total current assets	68,266	66,859

Property and equipment, net	2,711	2,925
Intangible assets other than goodwill, net of accumulated amortization of $6,128 and $5,550, respectively	7,131	11,245
Goodwill	6,299	11,799
Other assets	864	3,403
	$85,271	$96,231
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$27,780	$24,411
Salaries and vacations	6,885	7,416
Line of credit	1,587	2,661
Deferred revenue	1,943	1,267
Restructuring accrual	1,900	385
Health care reserves and other	1,516	1,670
Deferred compensation	1,868	208
Total current liabilities	43,479	38,108

Non-current liabilities
Deferred compensation	927	2,319
Other long-term liabilities	692	--
Restructuring accrual	138	160
Total non-current liabilities	1,757	2,479

Commitments (Note H)
Shareholders' equity:
Common stock, par value $.10 a share; authorized 120,000,000 shares; issued and outstanding 24,904,076 and 24,695,396 shares, respectively	2,490	2,469
Additional capital	22,652	22,079
Retained earnings	14,893	31,186
Total shareholders' equity	40,035	55,734
	$85,271	$96,231

See notes to consolidated financial statements.

Consolidated Statements of Operations

	Fiscal Year
(In thousands except per share amounts)	2007	2006	2005

Revenue:
Professional services provided directly	$243,372	$261,489	$263,121
Professional services provided through sub suppliers	58,339	54,902	34,431
Product sales	57,959	30,596	24,746
Total revenue	359,670	346,987	322,298

Operating expenses:
Salaries, contracted services and direct charges	250,286	260,619	240,100
Cost of product sales	51,338	27,149	22,550
Selling, administrative and other operating costs	58,347	58,847	61,053
Amortization of intangible assets	1,065	1,053	982
Restructuring and other severance related costs	3,604	(51)	3,914
Impairment of intangibles	3,049	--	--
Goodwill impairment	5,500	--	7,050
Loss on asset disposal	--	--	1,825
Expenses related to attempted merger	--	(327)	2,129

Operating loss	(13,519)	(303)	(17,305)

Non-operating income	297	20	50
Interest expense	384	736	394

Loss before income taxes	(13,606)	(1,019)	(17,649)

Income tax expense	2,606	41	50

Net loss	$(16,212)	$(1,060)	$(17,699)

Per common share (basic):
Net loss:	$(.65)	$(.04)	$(.72)

Per common share (diluted):
Net loss:	$(.65)	$(.04)	$(.72)

Average common shares outstanding	24,908	24,645	24,495
Average common and common equivalent shares outstanding	24,908	24,645	24,495

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	Fiscal Year
(In thousands)	2007	2006	2005

Cash flows from operating activities:
Net loss	$(16,212)	$(1,060)	$(17,699)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,699	2,411	2,763
Amortization of intangible assets	1,065	1,053	982
Goodwill impairment	5,500	--	7,050
Impairment of intangibles	3,049	--	--
Loss on asset disposal	19	42	1,867
Stock based compensation	902	482	267
Deferred taxes	2,596	--	--
Settlement of preacquisition contingency	(198)	--	--

Change in:
Accounts receivable	(2,016)	2,772	(8,012)
Prepaid expenses and other current assets	407	265	604
Other assets	57	667	290
Accounts payable	3,151	(174)	7,424
Salaries and vacations	(531)	(844)	(580)
Other accrued expenses	202	(572)	483
Deferred revenue	1,012	(378)	(13)
Restructuring accrual	1,493	(1,007)	1,234
Deferred compensation	268	115	(1,718)
Net cash provided by (used in) operating activities	2,463	3,772	(5,058)

Cash flows from investing activities:
Property and equipment additions	(1,287)	(1,335)	(2,873)
Payments for acquisitions, net of cash acquired	--	--	(5,010)
Proceeds from property and equipment sales	1	17	18
Net cash used in investing activities	(1,286)	(1,318)	(7,865)

Cash flows from financing activities:
Net change in line of credit	(1,074)	(2,339)	5,000
Purchase of common stock	(191)	--	--
Proceeds from the exercise of stock options	--	--	98
Net cash (used in) provided by financing activities	(1,265)	(2,339)	5,098

Net (decrease) increase in cash and equivalents	(88)	115	(7,825)

Cash and equivalents at beginning of year	179	64	7,889

Cash and equivalents at end of year	$91	$179	$64

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$55	$22	$181
Interest	$399	$795	$528

Non-cash investing activities:
Value of common stock issued for acquisitions	$--	$--	$1,000
Capital expenditures included in accounts payable	$270	$53	$40

See notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity

(Dollars in thousands)	Common Stock	Additional Capital	Deferred Compensation	Retained Earnings	Total Shareholders’ Equity

Balances at January 1, 2005	$2,421	$21,095	$(843)	$49,945	$72,618

Common stock issued - 31,975 shares upon exercise of stock options	3	95	--	--	98
Common stock issued - 269,298 shares for acquisitions	27	973	--	--	1,000
Common stock issued - 7,000 shares as stock grants	1	27	--	--	28
Amortization of deferred compensation	8	(8)	267	--	267
Net loss (Comprehensive loss)	--	--	--	(17,699)	(17,699)
Balance at December 31, 2005	2,460	22,182	(576)	32,246	6,312

Effect of accounting change (SFAS 123R)	--	(576)	576	--	--
Common stock issued - 8,000 shares as stock grants	1	19	--	--	20
Stock compensation expense	--	134	--	--	134
Restricted shares amortization	8	320	--	--	328
Net loss (Comprehensive loss)	--	--	--	(1,060)	(1,060)
Balance at December 30, 2006	2,469	22,079	--	31,186	55,734

Common stock issued – 59,000 shares as stock grants	6	108	--	--	114
FAS 123R Stock Option Expense	--	57	--	--	57
Common Stock repurchased (109,000)	(11)	(99)	--	(81)	(191)
Common stock returned in settlement of pre-acquisition contingency	(12)	(186)	--	--	(198)
Amortization of Deferred Compensation	38	693	--	--	731
Net loss (Comprehensive Loss)	--	--	--	(16,212)	(16,212)
Balance at December 29, 2007	$2,490	$22,652	$--	$14,893	$40,035

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Summary of Significant Accounting Policies

Description of business - Analysts International Corporation is a diversified IT services company, offering clients a full range of IT consulting services, including:

•	Staffing: Serving large, high-volume accounts, our staffing services are focused on providing reasonably priced resources to volume buyers on demand.

•
Professional Services:  Serving mid-market clients in targeted geographic regions, our professional services are designed to provide professional resources such as developers, project managers, business analysts and other highly-skilled resources that can assist our clients in achieving their business objectives; and

•	Solutions: providing network services, infrastructure, application integration, IP telephony and hardware solutions to middle market clients.

Basis of presentation - The consolidated financial statements include the accounts of Analysts International and its wholly-owned subsidiaries.  All inter-company accounts and transactions have been eliminated.

Fiscal year - The Company’s fiscal year ends on the Saturday closest to December 31.  References to fiscal years 2007, 2006 and 2005 refer to the fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005, respectively.

Depreciation - Property and equipment is being depreciated using the straight-line method over the estimated useful lives (1 to 10 years for leasehold improvements and 2 to 10 years for office furniture and equipment) of the assets for financial statement purposes and accelerated methods for income tax purposes.

Financial instruments - In accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” management estimates the carrying value of all financial instruments approximate fair value because of the short-term nature of these instruments.

Revenue recognition - We recognize revenue for the staffing, professional services, and the majority of our solutions business, as services are performed.  This includes staffing services, technology integration services, and outsourcing and advisory services that are billed on an hourly basis.  For product sales, except in rare circumstances, the Company acts as the primary obligor in the transaction.  Accordingly, except for those rare situations where net revenue reporting is appropriate because the Company is acting as an agent in the sale of product, product revenue is record for the gross amount of the transaction when the products are delivered.  Certain of our outsourcing and help desk engagements provide for a specific level of service each month for which we bill a standard monthly fee.  Revenue for these engagements is recognized in monthly installments over the period of the contract.  In some such contracts we invoice in advance for two or more months of service.  When we do this, the revenue is deferred and recognized over the term of the contractual agreement.

In certain situations we will contract to sell both product (including third party software and/or hardware) and services in a single client arrangement with multiple deliverables.  These arrangements are generally to resell certain products and to provide the service necessary to install such products and optimize functionality of such products.  The Company accounts for multiple deliverable arrangements involving third party software products under the provisions of SOP 97-2, “Software Revenue Recognition” and has established vendor specific objective evidence of each deliverable.  Other non-software related multiple deliverable arrangements are accounted for utilizing the guidelines of ETIF 00-21, Revenue Arrangements with Multiple Deliverables.  The Company accounts for each of the components of multiple deliverable arrangements separately by using the identified fair values of each component to allocate the total consideration of the arrangement to the separate components.

In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry.  If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, we classify the amount billed to the client as sub supplier revenue.  These revenues, however, are recorded on a gross versus net basis because we retain credit risk and are the primary obligor to our client.  All revenue derived from services provided by our employees or other independent contractors working directly for us are recorded as direct revenue.

We periodically enter into fixed price engagements.  When we enter into such an engagement, revenue is recognized over the life of the contract based on time and materials input to date and estimate time and materials to complete the project.  This method of revenue recognition relies on accurate estimates of the cost, scope, and duration of the engagement.  If we do not accurately estimate the resources required or the scope of the work to be performed, then future revenues may be negatively affected or losses on contracts may need to be recognized.  All future anticipated losses are recognized in the period they are identified.

Notes to Consolidated Financial Statements (continued)

Net (loss) income per share - Basic and diluted earnings per share (EPS) are presented in accordance with SFAS No. 128, "Earnings per Share.”  Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted EPS is the result of outstanding stock options and restricted stock awards.  Options to purchase 1,921,000, 2,115,000 and 2,349,000 shares of common stock were outstanding at the end of fiscal periods 2007, 2006 and 2005, respectively.  All such options were excluded from the computation of common stock equivalents in fiscal years 2007, 2006 and 2005 because they were anti-dilutive.

Cash equivalents - Short-term cash investments in money market accounts are considered to be cash equivalents.

Allowance for doubtful accounts - In each accounting period we determine an amount to set aside to cover potentially uncollectible accounts based on our evaluation of accounts receivable for risk associated with a client’s ability to make contractually required payments.  Our revenue and accounts receivable are concentrated with large, established companies.  IBM and Lexmark represented 14% and 6% of our total revenue for 2007, respectively.  IBM and Lexmark represented approximately 17% and 9% of our total accounts receivable balance at December 29, 2007.

Shares reserved - At December 29, 2007, there were approximately 31,472,000 shares reserved for issuance under the stock option plans and the shareholder rights plan.

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

Other intangible assets - Other intangible assets consist of tradenames and client lists.  The client lists are amortized on a straight-line basis over a period ranging from 4 to 20 years and are scheduled to be fully amortized in 2024.  We evaluate our tradenames and client lists for possible impairment whenever indicators of impairment exist.  SFAS No. 144 “Accounting for the Impairment or the Disposal of Long-Lived Assets” requires that if the sum of the undiscounted cash flows is less than the carrying value of the asset, impairment must be recognized in the financial statements.  If an asset is deemed to be impaired, then the amount of the impairment loss recognized represents the excess of the asset’s carrying value as compared to its estimated fair value, based on management’s assumptions and projections.  During fiscal year 2007 the Company recognized intangible asset impairment charges totaling approximately $3.0 million.  See Note C for further discussion.

Goodwill assets - SFAS No. 142, “Goodwill and Other Intangible Assets” prohibits companies from amortizing purchased goodwill.  Instead, we examine our goodwill at least annually to determine if impairment has occurred.  In accordance with SFAS No. 142, the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  The Company currently performs the annual evaluation of goodwill as of the last day of its monthly accounting period for August.  The Company performed the test on September 1, 2007 and determined the fair value of its reporting units were sufficient to support the recorded goodwill.  In making this determination, the Company utilized professionally appropriate income and market comparable methodologies to determine the fair values of the reporting units.  The fair values exceeded the carrying value of the reporting units by only a small margin.

In December 2007, we adopted a new business plan which significantly changed the key business strategies assumed in the September 1, 2007 goodwill evaluation described above.  Also, during the fourth quarter we experienced a significant drop in the price of our publicly traded shares.  As a result of these two events, we determined it was more likely than not that a reduction of the fair value of our reporting units had occurred.  Given these indicators of potential impairment, we performed another impairment evaluation at December 29, 2007, which considered these changes in circumstance.  Based upon the results of this analysis, we recorded goodwill impairment charges in our solutions and staffing reporting units totaling $5.5 million.  See Note J for further discussion.

During the fiscal 2005 testing we determined the goodwill associated with its non-infrastructure solutions reporting unit was impaired.  See Note J for further discussion.

Derivatives - Our policy is not to use freestanding derivatives and not to enter into contracts with terms that cannot be designated as normal purchases or sales.

Taxes - We account for our sales tax and any other taxes that are collected from our clients and remitted to governmental authorities on a net basis.  The assessment collection and payment of these taxes are not reflected on our statement of operations.

Notes to Consolidated Financial Statements (continued)

Accounting Pronouncements

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, was issued.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was effective for the Company beginning December 31, 2006.  Upon implementation, we determined our positions will more-likely-than-not be sustained if challenged.  Therefore, no cumulative effect relating to the adoption of FIN 48 resulted.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R), which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.  The Company is currently evaluating the effect that the adoption of SFAS No. 141R will have on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement—amendments of ARB No. 51 (SFAS No. 160).  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and eliminates diversity in practice by requiring these interests to be classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement will become effective for fiscal years beginning after December 15, 2008.  We do not expect SFAS No. 160 to have any effect on our financial statements.

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

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS No. 159”), the Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

Equity Compensation Plans

Analysts International has options outstanding under five equity-based plans.  New options may be granted under three of these plans.  Under the 1999 Stock Option Plan, the Company may grant options to its employees for up to 1,000,000 shares of common stock.  Under the 2000 Stock Option Plan, the Company may grant non-qualified options to its employees for up to 225,000 shares of common stock.  Under the 2004 Equity Incentive Plan, the Company may grant incentive options, non-qualified options or restricted stock awards to its employees and non-qualified options or restricted stock awards to its directors for up to 2,000,000 shares of common stock.  The Company also has outstanding options under the 1994 Incentive Stock Option Plan and the 1996 Stock Option Plan for Non-Employee Directors.  The maximum term for options is 10 years; the exercise price of each option is equal to the closing market price of the Company's stock on the date of grant; and the options and awards become exercisable or vest in annual increments of 25% beginning one year after the date of grant.  An exception to this rule was the grant of 500,000 options made to the Company’s CEO, Elmer Baldwin in November 2007.  These options have a ten-year term and vested 25% immediately and vest 25% each year thereafter, beginning one year after the date of grant.

Notes to Consolidated Financial Statements (continued)

On February 14, 2007, Jeffrey P. Baker, the Company’s then President and Chief Executive Officer resigned from the Company.  As part of Mr. Baker’s resignation, all unvested restricted shares granted to him in January 2006, along with 100,000 unvested shares granted to him at other times, became fully vested on May 14, 2007, the date his employment terminated.  Also, at that time, all outstanding options held by Mr. Baker, and restricted stock granted in January 2007 were forfeited without vesting according to their terms.

Effective December 30, 2005, the Compensation Committee of the Board of Directors of the Company authorized the vesting of all of the Company's then outstanding, unvested stock options granted to directors, officers and employees of the Company, except for the unvested options held by Mr. Baker.

Prior to January 1, 2006, Analysts International applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for options.  Accordingly, prior to January 1, 2006, no stock-based compensation expense relating to stock options was recognized in the consolidated statements of operations, as the exercise price of all option grants was equal to or greater than the market price on the date of grant.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (123R), requiring the Company to recognize expense related to the fair value of its stock-based compensation awards.  The Company elected the modified prospective transition method as permitted by SFAS No. 123R.  Accordingly, results from prior periods have not been restated.  Under this transition method, stock-based compensation expense for the year ended December 29, 2007 and December 30, 2006 include:

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

Historically for SFAS No. 123 pro forma disclosure on stock-based compensation, the Company reported compensation expense for stock option awards issued to employees over the requisite service period of the award.  This policy differs from the policy to be applied to awards granted after the adoption of SFAS No. 123R, which requires that compensation expense be recognized in the Company’s statement of operations.  For all awards granted after December 31, 2005, and any unvested awards as of December 31, 2005, compensation expense will be recognized in the Company’s statement of operations over the requisite service period of the award.  Total stock option expense included in the Company’s condensed consolidated statements of operations for the fiscal years 2007 and 2006 was $57,032 and $134,510, respectively.  The tax benefit recorded for these same periods was $8,117 and $48,436, respectively.  This tax benefit is offset against our valuation allowance for our deferred tax asset.

Prior to the adoption of SFAS No. 123R, the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its condensed consolidated statements of cash flows.  In accordance with SFAS No. 123R, fiscal year 2006, the presentation of the Company’s condensed consolidated statement of cash flows changed to report the excess tax benefits from the exercise of stock options as financing cash flows.  There were no excess tax benefits recognized for the twelve months ended December 29, 2007.

The table below illustrates the effect on net earnings and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during fiscal year 2005 (in thousands):

Year Ended December 31, 2005

Net loss, as reported	$(17,699)
Deduct: Stock-based compensation expense determined under fair value method for all awards(1)	(1,055)

Net loss, pro forma	$(18,754)

Earnings per share:
Basic - as reported	$(.72)
Basic - pro forma	(.77)

Diluted - as reported	$(.72)
Diluted - pro forma	(.77)

(1) For purposes of this pro forma disclosure, the value of the stock-based compensation is amortized to expense on a straight-line basis over the period it is vested.

Notes to Consolidated Financial Statements (continued)

The following table summarizes the stock option activity for the two years ended December 29, 2007:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on December 30, 2006	2,114,889	$5.94	5.75	$--
Granted	690,321	1.72
Exercised	0	0
Forfeited/Cancelled	(884,609)	4.75
Outstanding on December 29, 2007	1,920,601	$4.97	5.98	--

Vested or expected to vest at December 29, 2007	1,875,586	$5.04	5.91	$--
Exercisable on December 29, 2007	1,396,586	$6.17	4.64	$--

    The aggregate intrinsic value of options (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) exercised during fiscal years 2007, 2006 and 2005 was $0, $0 and $14,831, respectively.

As of December 29, 2007, there was $289,000 of unrecognized compensation expense related to unvested option awards that were expected to vest over a weighted average period of 1.72 years.

The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model.  The weighted-average grant date fair value of stock options granted during fiscal year 2007 was $1.72, and during the fiscal years 2006 and 2005 was $1.62 and $2.49, respectively.

	The Twelve-Month Period Ended
Black-Scholes Option Valuation Assumptions(1)	December 29, 2007	December 30, 2006	December 31, 2006

Risk-free interest rate(2)	3.2 – 4.2%	4.7 – 5.0%	3.9 – 4.5%
Expected dividend yield	0	0	0
Expected stock price volatility(3)	43.2 – 71.0	43.0 - 74.3	45.1 – 76.0
Expected life of stock options (in years)(4)	4.1	5.8	6.4

(1)	Forfeitures are estimated and based on historical experience.
(2)	Based on the U.S. Treasury zero-coupon bond with a term consistent with the expected life of the options.
(3)	Expected stock price volatility is based on historical experience.
(4)	Expected life of stock options is based upon historical experience.

No options were exercised during fiscal years 2007 and 2006.  For fiscal 2005, net cash proceeds from the exercise of stock options were approximately $98,000.  The actual income tax benefit realized from stock option exercises totaled $0 in fiscal years 2007 and 2006 and approximately $480 in fiscal year 2005.  This tax benefit was offset against our valuation allowance for our deferred tax asset.

Notes to Consolidated Financial Statements (continued)

Stock Awards

On June 18, 2004, Jeffrey P. Baker, the Company’s then President was awarded 200,000 shares of restricted stock vesting in annual increments of 25% over four years.  On January 3, 2006, Mr. Baker was awarded 250,000 restricted shares vesting over five years in the following manner: 25,000 shares were to vest in each of the first two years, 50,000 shares in the third year and 75,000 shares in each of years four and five.  As part of Mr. Baker’s resignation on February 14, 2007, all remaining unvested restricted shares became fully vested 90 days from the effective date of his resignation (May 14, 2007).

On October 21, 2004, Michael J. LaVelle, then the Company’s Chairman and CEO and currently a board member and interim President and CEO until November 1, 2007, was awarded 100,000 shares of restricted stock vesting in annual increments of 33% over three years.  Mr. LaVelle remained employed as a consultant to the Company after his retirement as CEO in December 2005 until June 30, 2006.  On June 30, 2006, the Compensation Committee of the board of directors of Analysts International Corporation amended the October 21, 2004 restricted stock agreement (the “Agreement”) to provide for the shares to continue to vest as set forth in the Agreement after termination of Mr. LaVelle’s employment, but is contingent upon continued service on the Company’s board of directors. This change was treated as a modification under FAS 123R.

In January 2008, each of the non-chairmen independent members of the Board of Directors was awarded 1,000 shares of fully vested common stock.  Our independent board chair was awarded 2,000 shares of fully vested common stock.

On February 15, 2007, Michael J. LaVelle, the Company’s then Interim President and CEO, was granted a fully vested stock award of 50,000 shares of common stock.

The following table summarizes the restricted stock activity for fiscal year 2007:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2006	383,334	$2.49
Granted	120,071	1.92
Vested	442,334	1.87
Forfeited	(38,597)	1.91
Non-vested at December 29, 2007	22,474	$1.91

    As of December 29, 2007, there was $42,925 of unrecognized compensation cost related to non-vested restricted stock granted under the 2004 plan.  The total fair value of shares vested during fiscal years 2007 and 2006 was approximately $813,448 and  $225,816, respectively.

B.	Property and Equipment

(In thousands)	December 29, 2007	December 30, 2006

Leasehold improvements	$2,395	$2,293
Office furniture & equipment	15,567	15,571
	17,962	17,864
Accumulated depreciation	(15,251)	(14,939)
	$2,711	$2,925

Notes to Consolidated Financial Statements (continued)

C.	Other Intangible Assets

Other intangibles consisted of the following:

	December 29, 2007			December 30, 2006
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Client List	$13,169	$(6,128)	$7,041	$15,075	$(5,417)	$9,658
Trade Name	90	--	90	1,720	(133)	1,587

	$13,259	$(6,128)	$7,131	$16,795	$(5,550)	$11,245

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets and intangible assets subject to amortization are reviewed for impairment when certain indicators of impairment are present.  Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets.  Generally, when impairment exists the long-lived assets are adjusted to their respective fair values.

During the year ended December 29, 2007, following the termination of the principals of Redwood Solutions Corporation, a company acquired in 2005, we experienced a gradual decline in revenue associated with a major client relationship acquired as part of that transaction.  During the fourth quarter of 2007, with revenue from this client relationship declining management determined it would not attempt to re-engage with this relationship.  As such, we determined the intangible client based asset, which had been established when Redwood Solutions was acquired had become impaired.  We then utilized a present value cash flow valuation technique to measure the fair value of such assets and determined that the assets, originally valued at $1.7 million net of $330,000 of accumulated amortization, should be written down to zero because the future expected cash flows were negligible.  This write off resulted in an impairment charge of $1.4 million, which is recorded within Impairment of Intangibles in the consolidated statement of operations.  No impairments were recognized during fiscal years 2006 and 2005.

The remaining client lists are amortized on a straight-line basis over 4 to 20 years and are scheduled to be fully amortized in 2024.  Amortization is estimated to be approximately $1.0 million per year through 2008, $900,000 from 2009 to 2014, $700,000 in 2015, and less than $30,000 from 2016 to 2024.

Tradenames with indefinite lives are not amortized but instead are evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired.  In December of 2007, we adopted a new business plan which significantly changed our key business strategies.  We determined the tradename was no longer going to be used and therefore determined the tradename to have finite life.  In accordance with SFAS No. 142, if an intangible asset that is not being amortized is subsequently determined to have a finite life, the asset shall be tested for impairment.  In addition, the asset shall then be amortized prospectively over its estimated remaining useful life.  As use of the tradename is expected to cease entirely during fiscal year 2008, an impairment charge of approximately $1.5 million was recognized representing the excess of the book value over its remaining fair value.  In determining the fair value of its trademark, we applied the income approach, using the relief from royalty method.  This charge is recorded within impairment of intangibles in the consolidated statement of operations.  The remaining carrying value as of December 29, 2007 will be fully amortized during fiscal year 2008.  No impairments were recognized during fiscal years 2006 and 2005.

No intangible assets were acquired during the years ended December 29, 2007 and December 30, 2006.

Notes to Consolidated Financial Statements (continued)

D.	Deferred Compensation

Effective December 30, 2005, in response to changes required by the American Jobs Creation Act of 2004, the Company's Board of Directors restated the Company's unfunded deferred compensation plan for executives, referred to by the Company as the Restated Special Executive Retirement Plan (hereinafter the “Plan”).  The material terms of the amendment call for the Company to credit the employees’ account balance at an agreed upon percentage of base pay for all participants.  Employee account balances will be subject to a crediting rate equivalent to the 10-year treasury rate plus one to three percent as determined each year by the Board of Directors.

Included in liabilities at December 29, 2007 and December 30, 2006 was $2,795,000 and $2,527,000, respectively, representing the Company's liability under the Plan and other long-term compensation.  Deferred compensation expense for fiscal years 2007, 2006, and 2005 was approximately $613,000, $651,000, and $593,000, respectively.

The Plan allows participant contributions of up to fifty percent of annual base pay and one hundred percent of incentive bonus, if any.  Employer accruals and employee contributions are one hundred percent vested.  Additionally, the amended Plan allows for discretionary employer contributions with separate vesting schedules if approved by the Compensation Committee.  Participants are allowed to choose between lump sum distribution or one hundred twenty months of payments and a date of distribution for employee and employer contributions, subject to the “one-year, five-year” rule and other deferred compensation rules issued by the Internal Revenue Service.  Key employees are not allowed to take distribution for six months after separation from service. Hardship distributions from the Plan are not allowed, and deferral elections will be canceled following any participant's hardship distribution from his or her 401(k) account.  The Plan provides that upon a change in control, a rabbi trust will be funded, and payments will be made if the Plan is subsequently terminated within twelve months of a change in control or due to a participant's right to take distribution upon a separation from service.

E.	Line of Credit

Effective April 11, 2002, the Company consummated an asset-based revolving credit facility with GE Capital Corporation which provides us with up to $45.0 million of availability.  At December 29, 2007, total availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $37.0 million.  At December 29, 2007, we had borrowings of $1.6 million.  Borrowings under this credit agreement are secured by all of the Company’s assets.  The Company must take advances or pay down the outstanding balance daily.  The Company can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The credit facility, as amended, requires a commitment fee of .25% of the unused portion of the facility, and an annual administration fee of $25,000.  The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (7.25% on December 29, 2007) and on fixed-term advances equal to the LIBOR rate plus 2.0%.  The agreement restricts, among other things, the payment of dividends and capital expenditures.

Effective January 20, 2006, the Company amended the revolving credit agreement extending the expiration date from October 31, 2006 to January 20, 2010.  The modifications included the elimination of certain reserves in calculating the amount the Company can borrow under the facility and changes to the definition of eligible receivables.

F.	Shareholder Rights Plan

On June 15, 1989, the Board of Directors adopted a common stock shareholder rights plan.  Under this plan, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock and stock options granted and available for grant.  The Board of Directors amended the plan on April 29, 1996 and April 16, 1998.  The rights, which were extended by the Board of Directors on February 26, 2008 to expire on February 27, 2018 are exercisable only under certain conditions, and when exercisable the holder will be entitled to purchase from the Company one share of common stock at a price of $15, subject to certain adjustments.  The rights will become exercisable after a person or group acquires beneficial ownership of 15% or more of the Company's common stock or after a person or group announces an offer, the consummation of which would result in such person or group owning 15% or more of the common stock.

If the Company is acquired at any time after the rights become exercisable, the rights will be adjusted so as to entitle a holder to purchase a number of shares of common stock of the acquiring company equal to $15.00 divided by one-half the then-current market price of the acquiror’s stock for each right owned by a holder.  If any person or group acquires beneficial ownership of 15% or more of the Company's shares, the rights will be adjusted so as to entitle a holder (other than such person or group whose rights become void) to purchase a number of shares of common stock of Analysts International Corporation equal to $15.00 divided by one-half the then-current market price of Analysts International’s common stock or the Board of Directors may exchange the rights, in whole or in part, at an exchange ratio of one common share per right (subject to adjustment).

Notes to Consolidated Financial Statements (continued)

At any time prior to an acquisition by a person or group of beneficial ownership of 15% or more of the Company's shares, the Board of Directors may redeem the rights at $.001 per right.

G.	Income Taxes

The provision for income tax expense (benefit) was as follows:

	Fiscal Year
(In thousands)	2007	2006	2005

Currently payable:
Federal	$--	$--	$--
State	10	41	50

Deferred:
Federal	(4,703)	(169)	(5,360)
State	(692)	(25)	(788)
	(5,395)	(194)	(6,148)
Additional valuation allowance for deferred tax asset	7,991	194	6,148
	2,596	--	--

Total:	$2,606	$41	$50

Net deferred tax assets (liabilities) are comprised of the following:

(In thousands)	December 29, 2007	December 30, 2006

Deferred compensation	$1,090	$986
Accrued vacation and compensatory time	439	388
Accrued reorganization costs	795	212
Self insured healthcare reserves	245	101
Allowance for doubtful accounts	602	622
Depreciation	1,111	1,105
Capital loss carry-forward	--	1,148
Goodwill and other intangibles	6,115	3,822
State net operating loss carry forwards	1,387	767
Federal net operating loss carry forward	7,365	5,712
Non-income tax accrual	303	248
A/P accruals	219	224
Prepaid insurance	(85)	(103)
Charitable contributions	78	540
Gain/loss on disposal	(434)	(420)
Unearned revenue (non-current)	131	--
Other	56	64
Valuation allowance	(19,417)	(12,820)

Net deferred tax assets	$--	$2,596

Whereof:
Current	--	$347
Non-current	--	2,249
	$--	$2,596

Notes to Consolidated Financial Statements (continued)

SFAS No. 109 requires deferred tax assets to be reduced by a valuation allowance if some portion or all of the deferred tax assets are not expected to be realized.  In recent years, the Company has established reserves against all newly generated deferred tax assets, so as to not reflect a tax benefit as a result of net operating loss (NOL) generated.  However, at December 30, 2006, the Company had not recorded a reserve against $2.6 million of deferred tax assets because it continued to believe these assets were more likely than not, to be realized through a demonstrable ability of the Company to generate future taxable income.  Following the third consecutive year of net operating loss as of December 29, 2007, the positive evidence of the Company’s ability to return to profitability was determined not to be sufficient to offset the negative evidence of three consecutive years of operating losses.  Accordingly, at December 29, 2007 the Company concluded it could no longer demonstrate that it was “more likely than not” as defined by SFAS No. 109 to realize the net deferred tax asset of $2.6 million.  As a result, the Company recorded an additional valuation allowance to fully reserve the remaining deferred tax assets, resulting in an income tax expense of $2.6 million.

The federal (NOL carry forward benefits of approximately $857,000, $62,000, $3,554,000, $1,101,000 and $1,792,000 expire in 2023, 2024, 2025, 2026 and 2027, respectively.  The approximate state NOL carry forward benefits expire as follows: $85,000 in 2007, $99,000 in 2008 through 2010, $781,000 in 2011 through 2020, $506,000 in 2021 and beyond.

The provision for income taxes differs from the amount of income tax determined by applying the federal statutory income tax rates to pretax (loss) income as a result of the following differences:

	Fiscal Year
(In thousands)	2007	2006	2005

Income (benefit) tax at statutory federal rate	$(4,620)	$(346)	$(6,177)
State and local taxes, net of federal benefit	(670)	(34)	(459)
Valuation allowance for deferred tax asset	7,991	194	6,148
Meals and Entertainment	123	176	192
Goodwill	(22)	(22)	(23)
Cash surrender value of life insurance	20	(19)	26
Other	(216)	92	343

Total tax provision	$2,606	$41	$50

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was effective for the Company beginning December 31, 2006.  Upon implementation, we determined our positions will more-likely-than-not be sustained if challenged.  Therefore, no cumulative effect relating to the adoption of FIN 48 resulted.

We recognize interest and penalties related to uncertain tax positions within interest and penalties expense.  During the twelve months ended December 29, 2007 we have not recognized expense for interest and penalties, and, do not have any amounts accrued at December 29, 2007 and December 30, 2006 respectively, for the payment of interest and penalties.

    The Company is subject to taxation in the US and various states and foreign jurisdictions.  The Company's tax years for 2004, 2005, and 2006 are subject to examination by the tax authorities.  With few exceptions, the Company is no longer subject to US federal , state, local or foreign examinations by tax authorities for years before 2004.

H.	Commitments

At December 29, 2007, aggregate net minimum rental commitments under non-cancelable operating leases having an initial or remaining term of more than one year are payable as follows:

(In thousands)

Year ending December	$3,170
2008	2,833
2009	2,748
2010	2,531
2011	1,334
2012	645
Later
Less: sublease contracts	(129)

Total minimum obligation	$13,132

Notes to Consolidated Financial Statements (continued)

Rent expense, primarily for office facilities, for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 were $3,966,000, $3,982,000, and $5,127,000, respectively.

Analysts International has compensation arrangements with its corporate officers and certain other employees which provide for certain payments in the event of a change of control of the Company.

The Company also sponsors a 401(k) plan.  Substantially all employees are eligible to participate and may contribute up to 50% of their pre-tax earnings, subject to IRS maximum annual contribution amounts.  After one year of employment, we make matching contributions for non-highly compensated participants in the form of Company stock of 18% of a participant’s first 15% of pre-tax contributions.  Matching contributions vest at the rate of 20% per year and are fully vested after five years of service.  We made matching contributions for fiscal years 2007, 2006 and 2005, in the amount of approximately $521,000, $515,000 and $513,000, respectively.

I.	Restructuring and Other Severance Related Costs

A summary of the restructuring charge and subsequent activity in the restructuring accrual account, which is included in other current and other non-current liabilities, is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total

Balance at January 1, 2005	$--	$318	$318
Additional restructuring charge	1,656	2,258	3,914
Cash expenditures	(1,612)	(429)	(2,041)
Write-off of deferred leasehold costs	--	(578)	(578)
Non-cash charges	--	(61)	(61)

Balance at December 31, 2005	$44	$1,508	$1,552
Cash expenditures	(44)	(896)	(940)
Non-cash charges	--	(67)	(67)

Balance at December 30, 2006	$--	$545	$545
Additional restructuring charge	1,698	341	2,039
Cash expenditures	--	(546)	(546)
Balance at December 29, 2007	$1,698	$340	$2,038

During 2007, the Company recorded workforce reduction expenses related to the resignation of its former CEO during the first quarter, the termination of two additional senior officers during its second quarter, and numerous terminations related to the implementation of a new business plan during the fourth quarter.  Charges related to these employee actions during 2007 totaled $3.3 million and have been included in the Restructuring and Other Severance Related cost line on the statement of operations.  At December 29, 2007, all individuals affected by these workforce reductions had either been terminated or been notified of their pending termination and such pending termination payments were contractually payable to the individuals at a termination dated within 60 days of the date the individuals were notified.

Also during 2007, the Company recorded a net charge of $341,000 related to future rent obligations on locations it closed prior to December 29, 2007.

During the second and third quarters of 2005, the Company recorded restructuring and severance-related charges of $3.9 million.  Of these charges, $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where the Company has chosen to downsize or exit completely.

The Company believes the reserve for office closure and consolidation remaining at December 29, 2007 is adequate; however, negative sublease activity in the future, including any defaults of existing subleases or an inability to negotiate anticipated lease restructurings with the landlords, could create the need for future adjustments to this reserve.

Notes to Consolidated Financial Statements (continued)

J.      Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  The Company currently performs the annual evaluation of goodwill as of the last day of its monthly accounting period for August.  The Company performed the test on September 1, 2007 and the Company determined the fair value of its reporting units were sufficient to support the recorded goodwill.  In making this determination, the Company utilized professionally appropriate income and market comparable methodologies to determine the fair values of the reporting units.  The fair values exceeded the carrying value of the reporting units by only a small margin.  The valuation methodology used relied heavily on a discounted cash flow analysis prepared using long-term operating projections prepared by management.  These projections involve risks and uncertainties, and are by their nature subject to changes in the economic realities of the markets in which the Company operates.

In December 2007, we adopted a new business plan which significantly changed the key business strategies assumed in the goodwill evaluation at September 1, 2007 described above.  Also, during the fourth quarter we experienced a significant drop in the price of our publicly traded shares.  As a result of these two events, which we concluded represented indications that our intangible assets might be impaired, we performed another impairment evaluation at December 29, 2007, which reflected these changes in circumstance.  As a result of this new evaluation, on December 29, 2007, we determined the fair value of the staffing and solutions reporting units no longer exceed the carrying value of those reporting units.  Accordingly, the Company allocated the fair value of the respective reporting unit to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit based on the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets” utilizing the relevant guidance in SFAS No. 141, “Business Combinations”.  Based upon this allocation study, impairment charges of $4.3 million and $1.2 million, respectively, were recorded to reduce the goodwill associated with the staffing and solutions reporting units to their indicated fair values of $1.1 million and $5.2 million, respectively.

On September 3, 2005, the Company evaluated goodwill pursuant to SFAS No. 142 and found indication of impairment of the goodwill related to the non-infrastructure solutions reporting unit.  Accordingly, the Company completed the impairment testing during the third quarter and recognized an impairment charge of $7.1 million.

K.	Business Acquisitions

WireSpeed Networks, LLC - On January 6, 2005, we acquired the assets of WireSpeed Networks, LLC for $2.0 million in cash and 103,093 shares of common stock valued at $400,000.  The common stock and $250,000 in cash were placed in escrow to be paid to the principals of WireSpeed over the next three years.  In addition, the purchase agreement contains a maximum payout of an additional $2.8 million in earn-out consideration over four years, contingent upon the achievement of aggressive financial targets.  No amounts were earned under the earn-out provisions in 2005, 2006 or 2007.  In March 2007, the Company terminated one of the principals in this transaction and modified its contractual relation with the other principal.  As a result, the earn-out provisions in this agreement have been eliminated.

This transaction was accounted for using the purchase method in accordance with SFAS No. 141.  Accordingly, the results of WireSpeed Networks LLC are included in the consolidated financial statements from the acquisition date.  We have allocated approximately $200,000 of the purchase price to the tangible net assets of WireSpeed, $1.1 million to other intangible assets consisting entirely of client relationships and $1.1 million to goodwill.

WireSpeed Networks LLC was a Cincinnati-based company specializing in IP telephony and wireless networking. WireSpeed's assets, employees and service offerings have been integrated into Analysts International's IP Telephony Infrastructure Solutions Group, extending and enhancing our offerings in this rapidly growing area.

Redwood Solutions Corporation - On April 4, 2005, we acquired the assets of Redwood for $3.4 million in cash and 166,205 shares of common stock valued at $600,000.  The common stock and $900,000 in cash were placed in escrow to be paid to the principals of Redwood over the next four years.  In addition, the purchase agreement contains an earn-out clause over four years, contingent upon the achievement of aggressive financial targets.  No amounts were earned under the earn-out provisions in 2005 or 2006.  During 2007, the principals of Redwood were involuntarily terminated by the Company.  Following these terminations, 124,654 shares of common stock were returned from escrow, resulting in non-operating income of $198,000.  At December 2007 the earn-out provisions of this agreement are no longer in effect.

This transaction was accounted for using the purchase method in accordance with SFAS No. 141.  Accordingly, the results of Redwood Solutions are included in the consolidated financial statements from the acquisition date.  We have allocated approximately $1.0 million of the purchase price to the tangible net assets of Redwood, $1.7 million to other intangible assets consisting entirely of client relationships (see Note C regarding impairment of this client relationship in 2007), and $1.3 million to goodwill.

    Redwood Solutions was an information technology services company based in Livonia, Michigan, specializing in integrating hardware and software solutions for data storage and retrieval systems.  Redwood's assets, employees and service offerings have become part of Analysts International's Storage Infrastructure Solutions Group.

L.         Purchases of Common Stock

On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock.  On July 26, 2007, we amended our credit agreement with GE Capital to allow us to repurchase up to $5,000,000 of our common stock.  Timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital which includes restrictions based on our borrowing availability under the credit agreement and a maximum dollar expenditure for repurchases.  As of December 29, 2007, we have repurchased 109,000 shares of our common stock at an average price of $1.72.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Analysts International Corporation
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Analysts International Corporation and subsidiaries (the "Company") as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended December 29, 2007, December 30, 2006, and December 31, 2005.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Analysts International Corporation and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for the years ended December 29, 2007, December 30, 2006, and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 4, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Analysts International Corporation
Minneapolis, Minnesota

We have audited the internal control over financial reporting of Analysts International Corporation and subsidiaries (the "Company") as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 29, 2007, of the Company and our report dated March 4, 2008, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to the change in accounting for stock-based compensation in 2006 described in Note A.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
March 4, 2008

Report of Management

The consolidated financial statements of Analysts International Corporation published in this report were prepared by company management, which is responsible for their integrity and objectivity.  The statements have been prepared in accordance with accounting principles generally accepted in the United States of America applying certain estimates and judgments as required.  The financial information elsewhere in this report is consistent with the statements.

Analysts International maintains internal controls adequate to provide reasonable assurance its transactions are appropriately recorded and reported, its assets are protected and its established policies are followed.  The control structure is enforced by written policies and procedures, internal audit activities and a qualified financial staff.

Our independent auditors, Deloitte & Touche LLP, provide an objective independent review by audit of Analysts International’s consolidated financial statements and issuance of a report thereon.

The Audit Committee of the Board of Directors, comprised solely of independent directors, meets with the independent auditors and representatives from management to appraise the adequacy and effectiveness of the audit functions, internal controls and quality of our financial accounting and reporting.

Dated: March 4, 2008	By:	/s/ Elmer N. Baldwin
Elmer N. Baldwin
President and Chief Executive Officer

Dated: March 4, 2008	By:	/s/ David J. Steichen
David J. Steichen
Chief Financial Officer

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Dated: March 4, 2008	By:	/s/ Elmer N. Baldwin
Elmer N. Baldwin
President and Chief Executive Officer

Dated: March 4, 2008	By:	/s/ David J. Steichen
David J. Steichen
Chief Financial Officer

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements with or changes in the Company’s independent auditors within the past two fiscal years.

Item 9A.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion.  An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Disclosure Controls”) was performed as of the end of the period covered by this report.  This evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Office, Elmer Baldwin and Chief Financial Officer, David J. Steichen.  Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 29, 2007.  Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in our Annual Report to Shareholders incorporated herein as Exhibit 13.

(c)         Changes in Internal Controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance.

The information regarding executive officers required by Item 10 is set forth below.

Executive Officers

Elmer N. Baldwin	47	President & Chief Executive Officer
Robert Woods	55	Senior Vice President, General Counsel and Secretary
David J. Steichen	43	Chief Financial Officer, Treasurer

Senior Management

Craig Andrie	46	Vice President - Professional Services - Western Region
Michael Gange	44	Vice Preisdent - Professional Services - Eastern Region
Brittany McKinney	36	Vice President - Planning & Operations
Walter P. Michels	41	Controller
Michael Souders	53	Senior Vice President Solutions
Elizabeth Trammell	54	Vice President Staffing
Michael Vacanti	47	Vice President - Professional Services - Central Region
Alan Wise	53	Vice President solutions

Other  information called for in Part III, including information regarding directors and corporate governance of the registrant (Item 10), executive compensation (Item 11), security ownership of certain beneficial owners and management and related stockholder matters (Item 12), director independence (Item 13) and principal accounting fees and services (Item 14), is hereby incorporated by reference from the Company’s definitive proxy statement or amendments thereto to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Items in Form 10-K                                           Caption in Definitive Proxy Statement

10                                                           Election of Directors

10                                                           Corporate Governance

11                                                           Executive Compensation

12                                                           Security Ownership of Certain Beneficial Owners and Management

13                                                           Certain Relationships and Related Transactions and Director Independence

14                                                           Independent Audit Fees

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a).(1)	Consolidated Financial Statements

The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent registered public accounting firm’s reports are included in the following pages of its annual report to shareholders for the fiscal year ended December 29, 2007.

Description	Page Herein

Consolidated balance sheets at December 29, 2007 and December 30, 2006.	22

Consolidated statements of operations for the years ended December 29, 2007, December 30, 2006, and December 31, 2005.	23

Consolidated statements of cash flows for the years ended December 29, 2007, December 30, 2006, and December 31, 2005.	24

Consolidated statements of shareholders’ equity for the years ended December 29, 2007, December 30, 2006, and December 29, 2005	25

Notes to Consolidated Financial Statements	26-37

Reports of Independent Registered Public Accounting Firm	38-39

Report of Management	40

Management’s Report on Internal Control Over Financial Reporting	41

(a).(2)	Consolidated Financial Statement Schedules

Description	Page Herein

Report of Independent Registered Public Accounting Firm	38

Schedule II. Valuation and Qualifying Accounts	49

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

^4-b
Amended and Restated Rights Agreement dated as of February 27, 2008 between Analysts International Corporation and Wells Fargo Bank N.A. and the form of Rights Certificate (Exhibits 4.1 and 4.1 to the Registrant’s Form 8-A12B dated February 27, 2008, Commission File No. 0-4090, incorporated by reference.

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

*^10-e
Analysts International Corporation 2000 Non-Qualified Stock Option Plan (Exhibit 6.(d) to Quarterly Report on Form 10-Q for period ended March 31, 2001, Commission File No. 0-4090, incorporated by reference).

^ 10-f
Credit Agreement dated April 11, 2002 between Analysts International Corporation and General Electric Capital Corporation. (Exhibit 2.1 to Current Report on Form 8-K dated April 26, 2002, Commission File No. 0-4090, incorporated by reference).

^ 10-g	First Amendment to Credit Agreement dated as of July 24, 2002. (Exhibit 10-l to Annual Report on Form 10-K for fiscal year 2002, Commission File No. 0-4090, incorporated by reference).

^ 10-h	Waiver and Second Amendment to Credit Agreement dated as of April 7, 2003. (Exhibit 10-m to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).

^ 10-i	Third Amendment to Credit Agreement dated as of April 28, 2003. (Exhibit 10-n to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).

^ 10-j
Consent and Fourth Amendment to Credit Agreement dated as of December 31, 2003.  (Exhibit 10-o to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).

*^ 10-k	Analysts 2004 Equity Incentive Plan. (Exhibit 10-p to Quarterly Report on Form 10-Q for period ended July 3, 2004, Commission File No. 0-4090, incorporated by reference).

*^ 10-l	Employment contract with Jeffrey P. Baker (Exhibit 10-q to Quarterly Report on Form 10-Q for period ended July 3, 2004, Commission File No. 0-4090, incorporated by reference).

* 10-m	Fifth Amendment to Credit Agreement dated as of August 5, 2004. (Exhibit 10-r to Quarterly Report on Form 10-Q for period ended October 2, 2004, Commission File No. 0-4090, incorporated by reference).

^ 10-n	Consent and Sixth Amendment to Credit Agreement dated as of January 6, 2005 (Exhibit10-t to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

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

*^ 10-t
Summary of Terms and Conditions of Accelerated Stock Options effective December 30, 2005 (contained in Current Report on Form 8-K, filed January 5, 2006, Commission File No. 0-4090, incorporated by reference).

^ 10-u	Eighth Amendment to Credit Agreement dated January 20, 2006 (contained in Current Report on Form 8-K, filed January 26, 2006, Commission File No. 0-4090, incorporated by reference).

^ 10-v
Amendment to Lease Agreement by and between Analysts International Corporation and Centennial Lakes III, LLC dated March 24, 2006 (Exhibit 10.1 to Form 8-K, filed March 28, 2006, Commission File No. 0-4090, incorporated by reference).

*^ 10-w	Restated Special Executive Retirement Plan, dated December 27, 2006 (Exhibit 10-jj to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).

^ 10-x
Waiver, Consent and Ninth Amendment to Credit Agreement, dated February 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed February 7, 2007, Commission File No. 0-4090, incorporated by reference).

^ 10-y
Trust Agreement between Analysts International Corporation and Wachovia Bank, dated February 15, 2007, under the Analysts International Corporation Restated Special Executive Retirement Plan (Exhibit 10.1 to Current Report on Form 8-K, filed February 15, 2007, Commission File No. 0-4090, incorporated by reference).

*^10-z
Analysts International Corp. 2004 Equity Incentive Plan, as amended May 25, 2006 (Exhibit 10.1 to Quarterly Report on Form 10-Q for period ended July 1, 2006, Commission File No. 0-4090, incorporated by reference).

*^10-aa
Form of incentive stock option agreement for long term incentive option grants for fiscal year 2007 (Exhibit 10-kk to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).

*^10-bb
Form of restricted stock award agreement for long-term incentive restricted stock awards in January 2007 for fiscal year 2007 (Exhibit-ll to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).

*^10-cc
Summary of terms and conditions of employment of Michael J. LaVelle as interim President and CEO (contained in Current Report on Form 8-K filed February 21, 2007, Commission File No. 0-4090, incorporated by reference).

^10-dd	Waiver and Tenth Amendment to Credit Agreement, dated May 1, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed May 7, 2007, Commission File No. 0-4090, incorporated by reference).

^10-ee	Waiver and Eleventh Amendment to Credit Agreement, dated July 26, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed August 1, 2007, Commission File No. 0-4090, incorporated by reference).

*^10-ff
Employment Agreement between Analysts International Corporation and Elmer Baldwin (with Change of Control Agreement attached as Exhibit A), effective November 1, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).

*^10-gg
Elmer Baldwin Incentive Stock Option Agreement (Analysts International Corp. 2004 Equity Incentive Plan), effective November 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).

*^10-hh
Elmer Baldwin Nonqualified Stock Option Agreement (Analysts International Corp. 2004 Equity Incentive Plan), effective November 1, 2007 (Exhibit 10.3 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).

*^10-ii
Elmer Baldwin Nonqualified Stock Option Agreement (Analysts International Corporation 2000 Nonqualified Stock Option Plan), effective November 1, 2007 (Exhibit 10.3 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).

*^10-jj
Summary of Terms and Conditions of Severance Policy for executive officers and other senior management personnel (contained in Current Report on Form 8-K, filed October 25, 2007, Commission File No. 0-4090, incorporated by reference).

*^10-kk
Severance Agreement and Release of Claims between Analysts International Corporation and Colleen M. Davenport dated January 4, 2008 (Exhibit 10.4 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*^10-ll
Severance Agreement and Release of Claims between Analysts International Corporation and David J. Steichen dated January 22, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*+10-mm	Amendment to Restated Special Executive Retirement Plan as of September 1, 2007.

+ 21	Subsidiaries of Registrant.

+ 23	Consent of Independent Registered Public Accounting Firm.

+ 24	Powers of Attorney.

+ 31.1	Certification of CEO under section 302 of the Sarbanes-Oxley Act of 2002.

+ 31.2	Certification of CFO under section 302 of the Sarbanes-Oxley Act of 2002.

++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

+	Filed herewith.

++	Furnished herewith.

Schedule II

Analysts International Corporation
Valuation and Qualifying Accounts

	Additions
Description	Balance at beginning of period	Charged to costs and expenses	Write-offs, net of recoveries	Balance at end of period

Allowance for doubtful accounts:
Twelve months ended December 29, 2007	$1,423.000	$835,000	$713,000	$1.545.000

Twelve months ended December 30, 2006	$2,106,000	$750,000	$1,433,000	$1,423,000

Twelve months ended December 31, 2005	$1,809,000	$1,615,000	$1,318,000	$2,106,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION

Date: March 4, 2008	By:	/s/ Elmer N. Baldwin
Elmer N. Baldwin, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elmer N. Baldwin	President and Chief Executive Officer	March 4, 2008
Elmer N. Baldwin	(Principal Executive Officer)

/s/ David J. Steichen	Chief Financial Officer and Treasurer	March 4, 2008
David J. Steichen	(Principal Finance and Accounting Officer)

Director
Brigid A. Bonner*

Director
Krzysztof K. Burhardt*

Director
Willard W. Brittain*

Director
Joseph T. Dunsmore*

Director
Michael B. Esstman*

Director
Michael J. LaVelle*

Director
Margaret A. Loftus*

Director
Robb L. Prince*

*Elmer N. Baldwin, by signing his name hereto, hereby signs this Form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

Elmer N. Baldwin, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit 10-mm	Amendment to Restated Special Executive Retirement Plan

Exhibit 21	Subsidiaries of Registrant

Exhibit 23	Consent of Independent Registered Public Accounting Firm

Exhibit 24	Powers of Attorney

Exhibit 31.1	Certification of CEO pursuant to Section302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002