Form 10-Q
period 2008-03-29
ANALYSTS INTERNATIONAL CORP
filed 2008-05-09
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2008

or

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
Large accelerated filer  ☐Accelerated Filer ☐   Non-accelerated Filer ☐  Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☑

As of May 5, 2008, 24,913,076 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

INDEX

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets
March 29, 2008 (Unaudited) and December 29, 2007

Condensed Consolidated Statements of Operations
Three months ended March 29, 2008 and March 31, 2007 (Unaudited)

Condensed Consolidated Statements of Cash Flows
Three months ended March 29, 2008 and March 31, 2007 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Analysts International Corporation
Condensed Consolidated Balance Sheets

	March 29,	December 29,
(Dollars in thousands)	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$141	$91
Accounts receivable, less allowance for doubtful accounts	59,509	66,074
Prepaid expenses and other current assets	2,054	2,101
Total current assets	61,704	68,266

Property and equipment, net	2,465	2,711
Intangible assets, net	6,852	7,131
Goodwill	6,299	6,299
Other assets	740	864
Total assets	$78,060	$85,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,373	$27,780
Salaries and vacations	4,329	6,885
Line of credit	3,527	1,587
Deferred revenue	1,905	1,943
Restructuring accrual, current portion	463	1,900
Health care reserves and other amounts	815	1,516
Deferred compensation	857	1,868
Total current liabilities	37,269	43,479

Non-current liabilities:
Deferred compensation	908	927
Restructuring accrual	201	138
Other long-term liabilities	591	692
Total non-current liabilities	1,700	1,757

Shareholders’ equity:
Common stock	2,491	2,490
Additional paid-in capital	22,754	22,652
Retained earnings	13,846	14,893
Total shareholders’ equity	39,091	40,035
Total liabilities and shareholders’ equity	$78,060	$85,271

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(Dollars in thousands except per share amounts)	2008	2007

Revenue:
Professional services provided directly	$60,740	$62,951
Professional services provided through subsuppliers	14,096	16,122
Product sales	7,967	10,034
Total revenue	82,803	89,107

Expenses:
Cost of goods and services provided directly	47,617	50,321
Cost of goods and services provided through subsuppliers	13,574	15,500
Cost of product sales	6,990	8,705
Selling, administrative and other operating costs	13,689	15,269
Restructuring and other severance-related costs	1,639	981
Amortization of intangible assets	279	266
Total Expense	83,788	91,042

Operating loss	(985)	(1,935)

Non-operating income	34	7
Interest expense	(92)	(78)

Loss before income taxes	(1,043)	(2,006)

Income tax expense	4	21

Net loss	$(1,047)	$(2,027)

Per common share:
Basic loss	$(.04)	$(.08)
Diluted loss	$(.04)	$(.08)

Average common shares outstanding	24,913	24,751
Average common and common equivalent shares outstanding	24,913	24,751

See notes to condensed consolidated financial statements.

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 29,	March 31,
(Dollars in thousands)	2008	2007

Net cash used in operating activities	$(1,532)	$(5,265)

Cash flows from investing activities:
Property and equipment additions	(358)	(455)
Net cash used in investing activities	(358)	(455)

Cash flows from financing activities:
Net change in line of credit	1,940	5,622
Net cash provided by financing activities	1,940	5,622

Net increase (decrease) in cash and cash equivalents	50	(98)

Cash and cash equivalents at beginning of period	91	179

Cash and cash equivalents at end of period	$141	$81

See notes to condensed consolidated financial statements.

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Summary of Significant Accounting Policies

    Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of March 29, 2008, the condensed consolidated statements of operations for the three-month periods ended March 29, 2008 and March 31, 2007, and the condensed consolidated statements of cash flows for the three-month periods ended March 29, 2008 and March 31, 2007 have been prepared by us without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position at March 29, 2008 and the results of operations and the cash flows for the periods ended March 29, 2008 and March 31, 2007 have been made.

    We operate on a fiscal year ending on the Saturday closest to December 31.  Accordingly, our fiscal quarters end on the Saturday closest to the end of the calendar quarter.  Fiscal year 2008 will include 53 weeks.  The additional week will be included in the fourth quarter of Fiscal 2008.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in these condensed consolidated financial statements.  We suggest reading these statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ending December 29, 2007.

    Goodwill and Intangible Assets

    In accordance with SFAS (Statement of Financial Accounting Standards) No. 142, Goodwill and Other Intangible Assets, we are required to evaluate goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  We currently perform the annual test as of the last day of our monthly accounting period for August.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or related assumptions change, we may be required to recognize impairment charges.

    We performed our annual goodwill impairment evaluation on September 1, 2007 and determined the fair value of our reporting units was sufficient to support the recorded goodwill.

    In December 2007, we adopted a new business plan that significantly changed the key business strategies assumed in the September 1, 2007 goodwill evaluation described above.  Also, during the fourth quarter 2007, we experienced a significant drop in the price of our publicly traded shares.  As a result of these two events, we determined it was more likely than not that a reduction of the fair value of our reporting units had occurred.  Accordingly, we performed another impairment evaluation at December 29, 2007, to reflect these changes in circumstance.  As a result of this new evaluation, on December 29, 2007, we recorded goodwill impairment charges in our solutions and staffing reporting units totaling $5.5 million leaving a carrying amount of $6.3 million.  As of December 29, 2007, we no longer have any other indefinite-lived intangible assets.

    During the first quarter of 2008, no intangible assets were acquired, impaired, or disposed.  Intangible assets other than goodwill consist of the following:

	March 29, 2008			December 29, 2007
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$13,169	$(6,362)	$6,807	$13,169	$(6,128)	$7,041
Tradename	90	(45)	45	90	--	90
	$13,259	$(6,407)	$6,852	$13,259	$(6,128)	$7,131

    The customer lists are amortized on a straight-line basis over 4 to 20 years and are scheduled to be fully amortized in 2024.  Amortization is estimated to be approximately $1.0 million in 2008, $0.9 million from 2009 to 2014, $0.7 million in 2015, and less than $30,000 from 2016 to 2024.

    In December of 2007, when we adopted our new business plan, we determined that the tradename associated with SequoiaNET.com, Inc. (the “Sequoia Tradename”) which we acquired in April 2000, would no longer be used indefinitely and therefore determined the tradename to have finite life.  Use of the tradename is expected to cease entirely during fiscal year 2008, and, therefore, the remaining carrying value will be fully amortized during fiscal year 2008.

Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements.  The provisions of SFAS No. 157 became effective for us beginning December 30, 2007.  The adoption of SFAS No. 157 did not have a material effect on our consolidated results of operations and financial condition.

    In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 became effective for us beginning December 30, 2007.  We have determined there is no effect as a result of the adoption of SFAS No. 159 on our consolidated results of operations.  We have assessed the provisions of the statement and elected not to apply fair value accounting to our eligible financial instruments.  As a result, adoption of this statement had no impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaced FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the effect, if any, that the adoption of SFAS No. 141R will have on our consolidated results of operations and financial condition.

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

    In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement will become effective for our fiscal year beginning January 1, 2009.  We are still evaluating the impact of SFAS No. 161, if any, but do not expect the statement to have a material impact on our consolidated financial statements.

    Equity Compensation Plans

    Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (123R), requiring us to recognize expense related to the fair value of our stock-based compensation awards.  We elected the modified prospective transition method as permitted by SFAS No. 123R. The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model.

    Total stock option expense (benefit) included in the condensed consolidated statements of operations for the first quarter 2008 and 2007 was approximately $90,000 and $(64,000), respectively.  During the first quarter of 2007, in conjunction with the resignation of Jeffrey P. Baker, former President and CEO, we recorded an $81,000 credit to reverse previously recorded stock option expenses.  The tax (benefit) expense recorded for these same periods was approximately $(14,000) and $23,000, respectively.  This tax (benefit) expense is offset against our valuation allowance for our deferred tax asset.

    No stock options were exercised during the periods ended March 29, 2008 and March 31, 2007.

    As of March 29, 2008, there was approximately $0.4 million of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted average period of 1.7 years.

    As of March 29, 2008, there was approximately $10,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 plan.  The cost is expected to be recognized over a weighted average period of 1.32 years.  The total compensation expense related to stock awards during the quarters ended March 29, 2008 and March 31, 2007 was approximately $14,000 and $0.8 million, respectively.  During the first quarter of 2007, we recorded $645,000 of stock compensation expense as a result of the accelerated vesting of 325,000 shares of restricted stock upon the resignation of Jeffrey P. Baker, our former President and CEO.

    Total Equity-Based Compensation expense for the quarters ending March 29, 2008, and March 31, 2007, was approximately $0.1 million and $0.7 million, respectively.

    During the respective first quarters we granted the following equity compensation:

	2008		2007
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Stock options	318,000	$.60	178,321	$.95
Stock awards	9,000	$1.38	118,071	$1.92

2.  Line of Credit

    Effective April 11, 2002, we entered into an asset-based revolving credit facility with GE Capital Corporation.  This credit facility provides total availability of up to $45.0 million. At March 29, 2008, total availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $32.3 million. At March 29, 2008, we had borrowings of $3.5 million. Borrowings under this credit agreement are secured by all of our assets.  The credit agreement requires that we take advances or pay down the outstanding balance on a daily basis.  We can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The credit facility, as amended, requires an annual commitment fee of .25% of the unused portion of the facility, and an annual administration fee of $25,000.  The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (5.25% on March 29, 2008) and on fixed-term advances equal to the applicable LIBOR rate plus 2.0%.  The agreement restricts, among other things, the payment of dividends and capital expenditures.  We are in compliance with all restrictive covenants.

    Effective January 20, 2006, we amended the revolving credit agreement with GE Capital Corporation, extending the expiration date from October 31, 2006 to January 20, 2010.  Other modifications included the elimination of certain reserves in calculating the amount that we can borrow under the facility and changes to the definition of eligible receivables.

3.  Shareholders' Equity
(Dollars in thousands)	Three Months Ended March 29, 2008

Balance at beginning of period	$40,035
Issuance of common stock	12
Restricted shares amortization	1
SFAS 123R stock option expense	90
Net loss	(1,047)
Balance at end of period	$39,091

On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock.  On July 26, 2007, we amended our credit agreement with GE Capital to allow us to use up to $5.0 million for repurchase of our common stock.  The timing of the repurchases is based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate uses for cash.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital, which includes restrictions based on our borrowing availability under the credit agreement and a maximum expenditure for repurchases.  As of March 29, 2008, we have repurchased 109,000 shares of our common stock at an average price of $1.72 per share.  We made no repurchases pursuant to this plan during the first quarter of 2008.

4.  Loss Per Share

    Basic and diluted loss per share (LPS) are presented in accordance with SFAS No. 128, Earnings per Share.  Basic LPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted LPS is the result of outstanding stock options and other contracts to issue common stock.  Options to purchase 1,742,713 and 2,247,784 shares of common stock were outstanding at March 29, 2008 and March 31, 2007, respectively.  All options were considered anti-dilutive and excluded from the computation of common equivalent shares at March 29, 2008, and March 31, 2007, because we reported a net loss.  The computation of basic and diluted loss per share for the three-months ended March 29, 2008, and March 31, 2007, is as follows:

	Three Months Ended
(Dollars in thousands, except per share amounts)	March 29, 2008	March 31, 2007

Net loss	$(1,047)	$(2,027)
Weighted-average number of common shares outstanding	24,913	24,751
Dilutive effect of equity compensation plan awards	--	--
Weighted-average number of common and common equivalent shares outstanding	24,913	24,751
Net loss per share:
Basic	$(.04)	$(.08)
Diluted	$(.04)	$(.08)

5.  Restructuring

    During the first quarter of 2008, we recorded workforce reduction and office closure/consolidation charges totaling $1.2 million.  Of these charges, $1.0 million related to severance and severance-related charges and $223,000 related to future rent obligations (net of sublease income of $87,000) for locations we closed or downsized prior to March 29, 2008.

    Total charges related to these actions during the first quarter of 2008, including the $1.2 million of workforce reduction and office closure/consolidation charges, were $1.6 million and have been included in the Restructuring and Other Severance-Related Costs line on the Condensed Consolidated Statement of Operations.  All of these charges are related to the implementation of a new business plan initiated during the fourth quarter of 2007.

    During 2007, we recorded, under our formal restructuring plan, restructuring- and severance-related charges of $2.0 million.  Of these charges, $1.7 million related to workforce reduction and $0.3 million related to future rent obligations (net of sub-lease income) for locations we closed prior to December 29, 2007.

    During the second and third quarters of 2005, we recorded restructuring- and severance-related charges of $3.9 million.  These charges included $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) for locations where we chose to downsize or exit completely.

    A summary of the activity in the restructuring accrual account during the quarter ended March 29, 2008 is as follows:

(Dollars in thousands)	Workforce Reduction	Office Closure/ Consolidation	Total
Balance at December 29, 2007	$1,698	$340	$2,038
Additional restructuring charges	1,011	223	1,234
Cash expenditures	(2,546)	(55)	(2,601)
Non-cash charges	--	(7)	(7)
Balance at March 29, 2008	$163	$501	$664

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.
Three Months Ended March 29, 2008 and March 31, 2007

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements contained herein, which are not historical fact, may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by words such as “believe,” “expect,” “anticipate,” “plan,” “potential,” “continue,” “intend” or similar expressions.   Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.   Such forward-looking statements are based upon current expectations and beliefs and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements include or relate to the following: (i) our expectation that we will return to profitability; (ii) our expectation that demand for our services and, therefore, our billable headcount will increase; (iii) our expectation that our largest IT staffing clients will continue to drive pricing lower; (iv) our belief that changing our mix of services to include more higher value services will increase billing rates and improve margins; (v) our belief that competition for billable technical talent will continue to increase and our ability to quickly identify, attract and retain qualified technical personnel at competitive pay rates will affect our financial results; (vi) our plan to further reduce operating costs by continuing to consolidate our back office and other corporate overhead functions and by streamlining and automating our business processes through investments in our IT systems; (vii) our plan to increase higher-value services revenue, improve margins and add sales and recruiting personnel in higher-margin businesses and through technology and product partners; (viii) our plan to expand our value-added (solutions) services in key geographical markets; (ix) our plan to exit non-core or non-strategic portions of our business; (x) our plan to expand our revenue base in state and local government work; (xi) our expectations with respect to our Sarbanes-Oxley Act compliance expenses; (xii) our beliefs about our working capital needs and our ability to comply with the covenants and requirements of our credit agreement; (xiii) our beliefs about the accounting effects of ceasing to use the Sequoia Tradename and the implementation and/or potential effect of SFAS Nos. 141R, 160 and 161 on our financial results; and (xiv) our expectations as to the rate of cash collections from our clients.  Our actual results may differ materially from those projected due to certain risks and uncertainties such as the following:
  The market conditions in the IT services industry, including intense competition for billable technical personnel at competitive rates, strong pricing pressures from many of the largest clients and the potential impact of the Michigan economy on our solutions practices’ performance.
  Difficulty in identifying, attracting and retaining qualified technical personnel and its continued impact on our ability to improve the results of our operations.
  The possibility that reducing employee-related costs may limit our ability to retain or attract consultants or respond to clients needs as expected.
  Our ability to respond to client needs in a cost-controlled environment and the possibility that we may not be able to continue reducing costs if it adversely affects our ability to deliver timely services or otherwise respond to customer needs or requirements.
  Significant rapid growth in or a significant loss in our business, or significant lengthening of payment terms with a major client or significant future activity related to the unsolicited proposal by Koosharem Corporation could create a need for additional working capital. A failure to obtain additional working capital, should it be required, would materially affect our business.
  Significant changes in, reductions in or loss of a relationship with a major client or technology partner.
  Unsuccessful implementation or execution of our new business plan/strategy, including but not limited to:
  The extent to which our investment and performance improvement initiatives are successful.
  Our success in hiring and retaining management with the necessary skills and experience.
  Lack of success with our strategy for capturing any growth opportunities, including geographic expansion.
  Inability to renegotiate or exit non-core or non-strategic areas of our business on favorable terms or in a timely manner.
  Higher than expected costs for severance-related payments, real-estate consolidation, capital expenditures for implementing the new business plan or other transition costs associated with the restructuring.
  Decisions not to fully implement certain aspects of the new business plan.

    Introduction and Overview of First Quarter 2008 Events

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
Market Conditions and Economics of Our Business

Competitive conditions in the IT services industry continue to present challenges for us.  We continue to experience intense competition in hiring billable technical personnel and intense pricing pressures from our largest clients. During the first quarter of 2008, as a result of these pressures and our decision to focus on selling higher- value, better-margin services, our revenue declined 7.1% from the comparable quarter in 2007. By focusing sales efforts on higher value services, we have increased the average bill rates and margins at our existing clients.  We expect that demand for our services will increase in coming years, enabling us to increase our headcount. Our continued strategy is to acquire new mid-market clients where we develop intimate client relationships based on the value we bring to their business. Doing so allows us to become less dependent on large national accounts. As we accomplish this, we expect that our bill rates and margins will continue to improve.

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

Employee benefits and other employee-related costs are significant factors bearing on our ability to hire qualified personnel and control overall labor costs. In an effort to manage our benefits costs, we have regularly implemented changes to our benefits plans. While we believe the changes we have implemented will be effective in reducing the costs of those plans, the effectiveness of these changes may vary due to factors such as rising medical costs, the amount of medical services used by our employees, and similar factors. Also, as we make changes to benefit plans to control costs, the risk that it will be more difficult to retain current consultants or to attract and retain new resources will increase.

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

Strategy

In January 2008, we announced a new strategic plan designed to restore the Company to profitability and increase shareholder value.  We plan to focus on providing value-driven IT services in markets where we believe we have a competitive advantage and an opportunity to strengthen our presence.  This plan includes maintaining our best client relationships, investing in growing our higher-margin businesses and exiting businesses that are not core to our strategy.  By reducing the volume of low margin business, we can turn our attention to providing more value for our clients and building a better, more balanced business.

Our highest priority is to change the way we run the business and to create efficiencies across the organization in order to return the company to profitability.  We have already taken steps to reduce our corporate overhead costs and consolidate our back-office functions and are in the process of reducing our facilities expenses by closing or downsizing a significant number of administrative offices that we believe are not essential to serving our clients or meeting the needs and expectations of our employees.  We have also imposed strict operating policies and controls throughout the organization to align our costs with our business objectives.

In addition to expense reductions, we plan to make investments in transforming the company and improving our business by:

  Adding headcount in key functional areas, including sales, recruiting, project management and consulting, in order to respond to client demand.
  Expanding our solutions business by launching project-oriented IT consulting practices in our most attractive U.S. markets. Based on the results of 2008, we seek to continue our expansion in additional U.S. markets in 2009
  Investing in our IT systems in order to simplify, streamline and automate our business processes.
While implementing our plan, we plan to continue to serve our larger clients, but our primary focus will be on medium-sized businesses.  We will also continue to pursue business opportunities with key technology and product partners such as Microsoft and Cisco.  Partnering with vendors like these is an important factor in achieving growth in revenue and profit.  Our services in this area are focused around the following major practice areas:
  Application development and support, including Microsoft technologies, project management services, business analysts, quality assurance and testing services.
  IP communications which includes wireless, IP telecommunications, contact center and security services.
  Infrastructure and storage solutions which includes VMware services.
  Lawson services which includes integration, customization and administration of Lawson Software applications.
  IT outsourcing which includes application outsourcing, help desk, hosting and field engineering services.
    In addition, we seek to expand our presence in state and local government work where we currently provide a broad array of services, including criminal justice information systems and mobile and wireless solutions.

    Ultimately, our goal is to shift from being a business primarily focused on high-volume, lower-margin services to being a business that delivers higher value and offers its clients a more complete set of offerings.

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

We believe our working capital will be sufficient for the foreseeable needs of our business.  Significant rapid growth in our business, a major acquisition, a significant lengthening of payment terms with major clients, or significant costs associated with non-operating activities, such as our need to address matters such as the unsolicited proposal by Koosharem Corporation, could create a need for additional working capital.  An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business.  We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

Overview of Results of First Quarter 2008 Operations

Total revenue for the three-month period ended March 29, 2008 was $82.8 million, compared to $89.1 million during the period ended March 31, 2007.  Year-over-year comparable quarter revenue declined 3.5%, 12.6%, and 20.6% for direct services revenue, services provided through subsuppliers, and product sales, respectively.  The decrease in revenue is largely the result of lower headcount in our staffing business and our transition to providing clients with higher-margin services.  As we have been able to reduce our reliance on third parties to fulfill our obligations to our largest clients, we have begun to see a corresponding decline in our subsupplier revenue.  For the three-month period ended March 29, 2008, 73.4% of our revenue was derived from services provided directly, compared to 70.6% in the year-ago period.

Our net loss for the three-months ended March 29, 2008, which included $1.6 million of restructuring, severance and other related expenses, was $1.0 million compared with a net loss of $2.0 million for the comparable period of 2007, which included $1.0 million of severance and other related charges.  On a diluted per share basis, the net loss for the three months ended March 29, 2008 was $0.04 per share compared with a net loss of $0.08 per share in the comparable period of 2007.

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

Estimates of Future Operating Results

The realization of certain assets recorded in our balance sheet is dependent upon our ability to achieve and maintain profitability. In evaluating the recorded value of our goodwill for indication of impairment and, when business conditions warrant, to evaluate our long-lived intangible assets and deferred tax asset, we are required to make critical accounting estimates regarding our future operating results.  These estimates are based on management’s current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

To evaluate goodwill for impairment, we rely heavily on the discounted cash flow method to assess the value of the associated reporting units.  The discounted cash flow valuation technique requires us to project operating results and the related cash flows over a ten-year period.  These projections involve risks, uncertainties and other factors and are, by their nature, subjective.  If actual results were substantially below projected results, an impairment of the recorded value of our goodwill could result.

We have placed a full valuation allowance against our deferred tax assets of $18.6 million.  The federal net operating loss (NOL) carry forward benefits of approximately $0.9 million, $62,000, $3.6 million, $1.1 million, $1.7 million, and $1.5 million expire in 2023, 2024, 2025, 2026, 2027, and 2028, respectively.

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

Restructuring and other severance-related costs

During the first quarter of 2008, we recorded workforce reduction and office closure/consolidation charges totaling $1.2 million.  Of these charges, $1.0 million related to severance and severance-related charges, and $0.2 million related to future rent obligations (net of sublease income of $87,000) for locations we closed or downsized prior to March 29, 2008.  The reductions were a continuation of the restructuring efforts commenced in December of 2007 as part of our implementation of a new business plan.

Total charges related to these actions during the first quarter of 2008, including the $1.2 million of workforce reduction and office closure/consolidation charges, were $1.6 million and have been included in the restructuring and other severance-related costs line on the Condensed Consolidated Statement of Operations.  All of these charges are related to the implementation of a new business plan initiated during the fourth quarter of 2007.

During 2007, we recorded, under our formal restructuring plan, restructuring- and severance-related charges of $2.0 million.  Of these charges, $1.7 million related to workforce reduction and $0.3 million related to future rent obligations on locations it closed prior to December 29, 2007.

During the second and third quarters of 2005, we recorded restructuring- and severance-related charges of $3.9 million.  Of these charges, $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where we chose to downsize or exit completely.

We believe the reserve for office closure and consolidating remaining at March 29, 2008 is adequate; however, negative sublease activities in the future, including any defaults of existing subleases, could create the need for future adjustments to this reserve.

    Accrual of Unreported Medical Claims

In each accounting period, we estimate an amount to accrue for medical costs incurred but not yet reported under our self-funded employee medical insurance plans.  We base our determination on an evaluation of past rates of claim payouts and trends in the amount of payouts.  This determination requires significant judgment and assumes past patterns are representative of future payment patterns and that we have identified any trends in our claim experience.  A significant shift in claim and payment patterns within our medical plans could necessitate significant adjustments to these accruals in future accounting periods.

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

    Revenue Recognition

We recognize revenue for our staffing, professional services and the majority of our solutions business as services are performed.  This includes staffing services, technology integration services, outsourcing services and advisory services that are billed on an hourly basis.  For product sales, except in rare circumstances, we act as the primary obligor in the transaction.  Accordingly, except for those rare situations where net revenue reporting is appropriate because we are acting as an agent in the sale of product, product revenue is recorded for the gross amount of the transaction when the products are delivered.  Certain of our outsourcing and help desk engagements provide for a specific level of service each month.  We generally bill for these services at a standard monthly rate.  Revenue for these engagements is recognized in monthly installments over the period of the contract.  In some monthly service contracts, we invoice in advance for two or more months of service.  When we do this, the revenue is deferred and recognized ratably over the term of the contractual agreement.

In certain situations, we will contract to sell both product (including third-party software and/or hardware) and services in a single client arrangement with multiple deliverables.  These arrangements are generally to resell certain products and to provide the service necessary to install such products and optimize functionality of such products.  We account for multiple deliverable arrangements involving third-party software products under the provision of SOP 97-2, “Software Revenue Recognition” when we are able to establish vendor-specific objective evidence as to the fair value of each deliverable.  Other multiple deliverable arrangements not involving software are accounted for utilizing the guidelines of ETIF 00-21, “Revenue Arrangements with Multiple Deliverables.”  We account for each of the components of multiple deliverable arrangements separately by using the identified fair value of each component to allocate the total consideration of the arrangement to the separate components.

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

Goodwill and Other Intangible Impairment

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we are required to evaluate goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  We currently perform the annual test as of the last day of our monthly accounting period for August.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or related assumptions change, we may be required to recognize impairment charges.

We performed our annual goodwill impairment evaluation on September 1, 2007, and determined the fair value of our reporting units was sufficient to support the recorded goodwill.  We utilize professionally appropriate income and market comparable methodologies to determine the fair values of the reporting units.  The valuation methodology we use relies heavily on a discounted cash flow analysis prepared using long-term operating projections prepared by management.  These projections involve risks and uncertainties and are, by their nature, subject to change in the economic realities of the markets in which we operate.

In December 2007, we adopted a new business plan that significantly changed the key business strategies assumed in the September 1, 2007 goodwill evaluation described above.  Also, during the fourth quarter of 2007, we experienced a significant drop in the price of our publicly traded shares.  We concluded that these events, taken together, represented an indication that our intangible assets may be impaired.  Accordingly, we performed another impairment evaluation at December 29, 2007, to reflect these changes in circumstance.  As a result of this new evaluation, on December 29, 2007, we recorded goodwill impairment charges in our solutions and staffing reporting units totaling $5.5 million, leaving a carrying amount of $6.3 million.  As of December 29, 2007, we no longer have any other indefinite-lived intangible assets.

In December of 2007, when we adopted our new business plan, we determined that the Sequoia Tradename which we acquired in April 1, 2000, would no longer be used and, therefore, determined the tradename to have finite life.  Use of the tradename is expected to cease entirely during fiscal year 2008 and, therefore, the remaining carrying value will be fully amortized during fiscal year 2008.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109,  Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between reported income and income considered taxable by the taxing authorities.  SFAS No. 109 also requires the resulting deferred tax asset to be reduced by a valuation allowance if some portion or all of the deferred tax asset is not expected to be realized.  In accordance with SFAS No. 109, we have recorded a full valuation allowance against our deferred tax asset.

During the first quarter of fiscal year 2008, we recorded $4,000 of income tax expense related to subsidiaries where profitability was achieved and state taxes were paid.  We recorded no income tax benefit associated with our net loss because the benefit created by our operating loss has been negated by the establishment of additional reserves against our deferred assets.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved becomes “more likely than not,” we may be required to reverse the existing valuation allowances to realize the benefit of these assets.

Sales Taxes

We account for our sales tax and any other taxes that are collected from our customers and remitted to governmental authorities on a net basis.  The assessment, collection and payment of these taxes are not reflected on our income statement.

Income Taxes

We and our subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction.  We also file consolidated or separate company income tax returns in most U.S. states, Canada (federal), the Ontario province, and the United Kingdom.  As of March 29, 2008, there are no federal, state, or foreign income tax audits in progress.  We are no longer subject to U.S. federal audits for years before 2004 and, with a few exceptions, the same applies to our status relative to state and local audits.

We adopted the provisions of FASB Interpretation No. 48 (“FIN48”),  Accounting for Uncertainty in Income Taxes, on December 31, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure and transition.  FIN 48 was effective for us beginning December 31, 2006.  Upon implementation, we determined our positions will, more likely than not, be sustained if challenged.  Therefore, no cumulative effect relating to the adoption of FIN 48 resulted.

We recognize interest and penalties related to uncertain tax positions within interest and penalties expense.  During the three months ended March 29, 2008, we have not recognized expense for interest or penalties and do not have any amounts accrued at March 29, 2008 and December 29, 2007, respectively, for the payment of interest and penalties.

RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED MARCH 29, 2008 VS. MARCH 31, 2007

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three-month periods ended March 29, 2008 and March 31, 2007.  The table provides guidance in the explanation of our operations and results.

	Three Months Ended		Three Months Ended
	March 29, 2008		March 31, 2007		Increase (Decrease)
						%
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	Inc (Dec )	As % of Revenue
Revenue:
Professional services provided directly	$60,740	73.4%	$62,951	70.6%	$(2,211)	(3.5)%	2.8%
Professional services provided through subsuppliers	14,096	17.0	16,122	18.1	(2,026)	(12.6)	(1.1)
Product sales	7,967	9.6	10,034	11.3	(2,067)	(20.6)	(1.7)
Total revenue	82,803	100.0	89,107	100.0	(6,304)	(7.1)	0.0

Expenses:
Cost of goods and services sold provided directly	47,617	57.5	50,321	56.5	(2,704)	(5.4)	1.0
Cost of goods and services sold provided through subsuppliers	13,574	16.4	15,500	17.4	(1,926)	(12.4)	(1.0)
Cost of product sales	6,990	8.5	8,705	9.8	(1,715)	(19.7)	(1.3)
Selling, administrative and other operating costs	13,689	16.5	15,269	17.1	(1,580)	(10.3)	(0.6)
Restructuring, severance, and other related expenses	1,639	2.0	981	1.1	658	67.1	0.9
Amortization of intangible assets	279	0.3	266	0.3	13	4.9	0.0
Total expenses	83,788	101.2	91,042	102.2	(7,254)	(810)	(1.0)

Operating Loss	(985)	(1.2)	(1,935)	(2.2)	950	49.1	1.0

Non-operating income	34	0.0	7	0.0	27	385.7	0.0
Interest expense	(92)	(0.1)	(78)	(0.1)	14	17.9	0.0

Loss before income taxes	(1,043)	(1.3)	(2,006)	(2.3)	963	(48.0)	1.0

Income tax expense	4	0.0	21	0.0	(17)	(81.0)	0.0

Net loss	$(1,047)	(1.3)%	$(2,027)	(2.3)%	$980	(48.3)%	1.0%

Personnel:
Management and administrative	333		391		(58)	(14.8)
Technical consultants	2,005		2,170		(165)	(7.6)

Revenue

Total revenue for the three-month period ended March 29, 2008 was $82.8 million, a 7.1% decline when compared to $89.1 million during the period ended March 31, 2007.  Revenue from services provided directly by our employees declined during the three-month period ended March 29, 2008 by 3.5% over the comparable period last year.  Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 12.6% over the comparable period last year.  The decrease in revenue is largely the result of lower headcount in our staffing business and our transition to providing clients with higher-margin services.  The number of billable technical consultants declined by approximately 165 from March 31, 2007 to March 29, 2008.

Product sales during the three-month period ended March 29, 2008 declined by 20.6% over the comparable period last year.

Cost of Goods and Services Sold Provided Directly

Cost of goods and services provided directly represents our payroll and benefit costs associated with billable consultants.  This category of expense as a percentage of direct revenue was 78.4% for the three-month period ended March 29, 2008, compared to 79.9% for the comparable period a year ago.  Although we continuously attempt to control the factors that affect this category of expense, given the competing pressure to control bill rates and increase pay rates and benefits to the consultant, there can be no assurance we will be able to maintain or improve upon the current level.

Cost of Goods and Services Sold Provided Through Subsuppliers

Cost of goods and services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our largest clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 96.3% for the three-month period ended March 29, 2008, compared to 96.1% for the comparable period a year ago.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products.  These costs, as a percentage of product sales, increased to 87.7% for the three-month period ended March 29, 2008, compared to 86.8% for the three-month period a year ago.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased $1.6 million from the comparable period in 2007 and represented 16.5% of total revenue for the three-month period ended March 29, 2008, down from 17.1% for the comparable period in 2007.  The reduction in costs is the result of our ongoing efforts towards streamlining our back-office and corporate support functions.

Restructuring, Severance, and Other Related Expense

During the quarter ended March 29, 2008, we recorded restructuring, severance, and other related expenses totaling $1.6 million.  The reductions were a continuation of the restructuring commenced in December of 2007 as part of the implementation of our new business plan.  During the quarter ended March 31, 2007, we recorded $1.0 million of charges related to the resignation of Jeffrey P. Baker and other severance-related charges.

Non-Operating Income

Non-operating income increased by $27,000 during the three-month period ended March 29, 2008, compared to the equivalent period of 2007.

Interest Expense

Interest expense increased by $14,000 due to an increase in average borrowings from $3.7 million during the three-month period ended March 31, 2007 to $5.7 million during the three-month period ended March 29, 2008.  This increase was offset by reductions in interest rates over 2007 and 2008 from 8.25% at the end of the first quarter 2007 to 5.25% at the end of the first quarter 2008.

Income Taxes

During the three-month period ended March 29, 2008, we recorded a charge of $4,000 for income taxes related to subsidiaries where profitability was achieved and state taxes were expected.  We recorded no additional income tax expense or benefit because any tax expense or benefit which would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our technical consulting staff levels finished the quarter at 7.6% below the comparable quarter last year.  This number excludes headcount in Medical Concepts Staffing, our medical staffing business, which does not account for a material amount of our revenue.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

	March 29,	December 29,	Increase	Percentage Increase
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)

Cash and cash equivalents	$141	$91	$50	54.9%
Accounts receivable	59,509	66,074	(6,565)	(9.9)
Other current assets	2,054	2,101	(47)	(2.2)
Total current assets	$61,704	$68,266	$(6,562)	(9.6)%

Accounts payable	$25,373	$27,780	$(2,407)	(8.7)%
Salaries and vacations	4,329	6,885	(2,556)	(37.1)
Line of credit	3,527	1,587	1,940	122.2
Restructuring accruals current	463	1,900	(1,437)	(75.6)
Other current liabilities	3,577	5,327	(1,750)	(32.9)
Total current liabilities	$37,269	$43,479	$(6,210)	(14.3)%

Working capital	$24,435	$24,787	$(352)	(1.4)%
Current ratio	1.66	1.57	0.09	5.7

Total shareholders’ equity	$39,091	$40,035	$(944)	(2.4)%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash flow through our company.  During the three-month period ended March 29, 2008, we made total payments of approximately $54.7 million to pay our employee’s wages, benefits and associated taxes and to purchase product from our vendors.  We also made payments during the three-month period ended March 29, 2008 of approximately $27.6 million to pay vendors who provided billable technical resources to our clients through us.  We made payments during the three-month period ended March 29, 2008 of approximately $5.7 million to fund other operating expenses such as our employee expense reimbursement, office space rental and utilities.  We made payments of approximately $3.2 million to fund severance, restructuring, and other related charges.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due to us for services rendered to our clients (approximately $89.3 million in the three-month period ended March 29, 2008).  During the first quarter we also increased our line of credit balance by $1.9 million.  Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients.  While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow cash in order to fund the operations of our business.

    Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at March 29, 2008 remained relatively stable from December 29, 2007.  Our payroll disbursement on the last business day of the quarter ended March 29, 2008, resulted in the increase in our line of credit.  Our primary need for working capital is to support accounts receivable resulting from our business and to fund the lag time between payroll disbursement and receipt of fees billed to clients.  Historically, we have been able to support internal growth in our business with internally generated funds.

Working capital at March 29, 2008 was down slightly from December 29, 2007.  The ratio of current assets to current liabilities increased at March 29, 2008, compared to December 29, 2007.

Our asset-based revolving credit agreement, commenced in April 2002, provides us with up to $45.0 million of availability.  At March 29, 2008, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $32.3 million.  Borrowings under the credit agreement are secured by all of our assets.  This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise.  We believe we will be able to continue to meet the requirements of this agreement for the foreseeable future.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily.  However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  Effective August 5, 2004, we amended our credit agreement and modified certain terms of the agreement.  The amendment reduced the annual commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 5.25% as of March 29, 2008, and fixed-term advances to the applicable LIBOR rate plus 2.0%.  The agreement continues, among other things, to prohibit the payment of dividends and to restrict capital expenditures.  Effective January 20, 2006, we again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010.  The amendment eliminated certain reserves in calculating the amount we can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity.  The effect of the modifications was to increase the borrowing capacity under the line by $4.0 to $5.0 million.

During the three-month period ended March 29, 2008, we made capital expenditures totaling $0.4 million, compared to $0.5 million in the comparable period ended March 31, 2007.  We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies.  We lease office facilities under non-cancelable operating leases. In addition, deferred compensation is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan.  Our line of credit, with an outstanding balance of $3.5 million at March 29, 2008, expires on January 20, 2010.  Our line of credit balance is treated as a current liability on our balance sheet as our agreement requires us to take advances or pay down the outstanding balance daily.

We will incur interest expense on all amounts outstanding on our line of credit at a variable interest rate.  We will incur interest expense on certain portions of our deferred compensation obligation.  Minimum future obligations on operating leases and deferred compensation and the line of credit outstanding at March 29, 2008, are as follows:

Dollars in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Line of credit	$0	$3,527	$0	$0	$3,527

Operating leases	2,969	5,534	3,323	525	12,351

Deferred compensation	857	331	142	435	1,765

Total	$3,826	$9,392	$3,465	$960	$17,643

New Accounting Pronouncements and Standards

In September 2006, the FASB issued SFAS No. 157,  Fair Value Measurements.  This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements.  The provisions of SFAS No. 157 became effective for us beginning December 30, 2007.  The adoption of SFAS No. 157 did not have a material effect on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159,  Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The provisions of SFAS No. 159 became effective for us beginning December 30, 2007.  We have assessed the provisions of the statement and elected not to apply fair value accounting to our eligible financial instruments.  As a result, adoption of this statement had no impact on our financial results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007),  Business Combinations (SFAS No. 141R), which replaced FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the effect, if any, that the adoption of SFAS No. 141R will have on our consolidated results of operations and financial condition.

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

In March 2008, the FASB issued SFAS No. 161,  Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133,  Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement will become effective for our fiscal year beginning January 1, 2009.  We are still evaluating the impact of SFAS No. 161, if any, but do not expect the statement to have a material impact on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

(a)         Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer, Elmer N. Baldwin, and Interim Chief Financial Officer and Controller, Walter P. Michels, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that are filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

(b)         Changes in Internal Controls

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.

There are no pending legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to the business.

Item 1.A.   Risk Factors.

Not applicable.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.      Other Information.

None.

Item 6.        Exhibits.

*^ Exhibit 4.1
Amended and Restated Rights Agreement (the “Restated Rights Agreement”), dated as of February 27, 2008 between Analysts International Corporation and Wells Fargo Bank, N.A. (Exhibit 4.1 to the Company’s Form 8-A12B filed February 28, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.1
Severance Agreement and Release of Claims between Analysts International Corporation and Colleen M. Davenport dated January 4, 2008 (Exhibit 10.4 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.2
Employment Agreement between Analysts International Corporation and Robert E. Woods dated January 3, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.3
Non-Compete and Confidentiality Agreement between Analysts International Corporation and Robert E. Woods dated January 3, 2008 (Exhibit 10.2 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.4
Change of Control Agreement between Analysts International Corporation and Robert E. Woods dated January 3, 2008 (Exhibit A to Employment Agreement) (Exhibit 10.3 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.5
Form of Change of Control Agreement between Analysts International Corporation and management personnel M. Gange, L. Gilmore and A. Wise (Exhibit 10.5 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.6
Incentive Stock Option Agreement – Analysts International Corp. Equity Incentive Plan dated January 16, 2008 between Analysts International Corporation and Robert E. Woods (Exhibit 10.1 to Current Report on Form 8-K, filed January 17, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.7
Severance Agreement and Release of Claims between Analysts International Corporation and David J. Steichen dated January 22, 2008 (Exhibit 10.1 to  Current Report on Form 8-K, filed January 23, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.8
Letter Agreement between Analysts International Corporation and Walter Michels dated February 12, 2008 (Exhibit 99.2 to Current Report on Form 8-K, filed April 22, 2008, Commission File No. 0-4090, incorporated by reference).

+ Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ Exhibit 31.2	Certification of Interim CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ Exhibit 32	Certification of CEO and Interim CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 9, 2008	By:	/s/ Elmer N. Baldwin
Elmer N. Baldwin
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By:	/s/ Walter P. Michels
Walter P. Michels
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 31.2	Certification of Interim CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
Exhibit 32	Certification of CEO and Interim CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.