Form 10-Q
period 2008-06-28
ANALYSTS INTERNATIONAL CORP
filed 2008-08-12
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(x) Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the quarterly period ended June 28, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer    Accelerated Filer      Non-accelerated Filer     Smaller Reporting Company  x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No x

As of August 7, 2008, 24,913,076 shares of the registrant's common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation
Condensed Consolidated Balance Sheets

	June 28,	December 29,
(Dollars in thousands)	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$107	$91
Accounts receivable, less allowance for doubtful accounts	58,972	66,074
Prepaid expenses and other current assets	1,340	2,101
Total current assets	60,419	68,266

Property and equipment, net	2,500	2,711
Intangible assets, net	6,573	7,131
Goodwill	6,299	6,299
Other assets	646	864
Total assets	$76,437	$85,271

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$24,753	$27,780
Salaries and vacations	6,851	6,885
Line of credit	1,324	1,587
Deferred revenue	1,288	1,943
Restructuring accrual, current portion	760	1,900
Health care reserves and other amounts	1,036	1,516
Deferred compensation	550	1,868
Total current liabilities	36,562	43,479

Non-current liabilities:
Deferred compensation	921	927
Restructuring accrual	160	138
Other long-term liabilities	530	692
Total non-current liabilities	1,611	1,757

Shareholders’ equity:
Common stock	2,491	2,490
Additional paid-in capital	22,911	22,652
Retained earnings	12,862	14,893
Total shareholders’ equity	38,264	40,035
Total liabilities and shareholders’ equity	$76,437	$85,271

See notes to condensed consolidated financial statements.

INDEX

Analysts International Corporation
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
(Dollars in thousands except per share amounts)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Revenue:
Professional services provided directly	$58,162	$60,386	$118,902	$123,337
Professional services provided through subsuppliers	14,230	14.820	28,326	30,942
Product sales	9,598	14,043	17,565	24,077
Total revenue	81,990	89,249	164,793	178,356

Expenses:
Cost of goods and services provided directly	46,491	48,115	94,108	98,436
Costs of goods and services provided through subsuppliers	13,730	14,200	27,304	29,700
Cost of product sales	8,793	12,790	15,783	21,495
Selling, administrative and other operating costs	12,940	14,104	26,629	29,373
Restructuring and other severance-related costs	729	441	2,368	1,422
Amortization of intangible assets	279	267	558	533
Total expense	82,962	89,917	166,750	180,959

Operating loss	(972)	(668)	(1,957)	(2,603)

Non-operating income	36	17	70	24
Interest expense	(43)	(65)	(135)	(143)

Loss before income taxes	(979)	(716)	(2,022)	(2,722)

Income tax expense	5	7	9	28

Net loss	$(984)	$(723)	$(2,031)	$(2,750)

Per common share:
Basic loss	$(.04)	$(.03)	$(.08)	$(.11)
Diluted loss	$(.04)	$(.03)	$(.08)	$(.11)

Average common shares outstanding	24,913	24,943	24,913	24,847
Average common and common equivalent shares outstanding	24,913	24,943	24,913	24,847

See notes to condensed consolidated financial statements.

INDEX

Analysts International Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 28,	June 30,
(Dollars in thousands)	2008	2007

Net cash provided by operating activities	$1,108	$1,947

Cash flows from investing activities:
Property and equipment additions	(829)	(717)
Net cash used in investing activities	(829)	(717)

Cash flows from financing activities:
Net change in line of credit	(263)	(1,332)
Net cash used in financing activities	(263)	(1,332)

Net increase (decrease) in cash and cash equivalents	16	(102)

Cash and cash equivalents at beginning of period	91	179

Cash and cash equivalents at end of period	$107	$77

See notes to condensed consolidated financial statements.

INDEX

Analysts International Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements - The condensed consolidated balance sheet as of June 28, 2008, the condensed consolidated statements of operations for the three- and six-month periods ended June 28, 2008 and June 30, 2007, and the condensed consolidated statements of cash flows for the six-month period ended June 28, 2008 and June 30, 2007 have been prepared by us without audit.  In the opinion of management, all adjustments necessary to present fairly the financial position at June 28, 2008 and the results of operations and the cash flows for the periods ended June 28, 2008 and June 30, 2007 have been made.

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

In December 2007, we adopted a new business plan that significantly changed the key business strategies assumed in the September 1, 2007 goodwill evaluation described above.  Also, during the fourth quarter 2007, we experienced a significant drop in the price of our publicly traded shares.  As a result of these two events, we determined it was more likely than not that a reduction of the fair value of our reporting units had occurred.  Accordingly, we performed another impairment evaluation at December 29, 2007, to reflect these changes in circumstances.  As a result of this new evaluation, on December 29, 2007, we recorded goodwill impairment charges in our solutions and staffing reporting units totaling $5.5 million leaving a carrying amount of $6.3 million.

During the second quarter of 2008, no intangible assets were acquired, impaired, or disposed.  Intangible assets other than goodwill consist of the following:

	June 28, 2008			December 29, 2007
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$13,169	$(6,596)	$6,573	$13,169	$(6,128)	$7,041
Tradename	90	(90)	--	90	--	90
	$13,259	$(6,686)	$6,573	$13,259	$(6,128)	$7,131

INDEX

The customer lists are amortized on a straight-line basis over 4 to 20 years and are scheduled to be fully amortized in 2024.  Amortization is estimated to be approximately $1.0 million in 2008, $0.9 million from 2009 to 2014, $0.7 million in 2015, and less than $30,000 from 2016 to 2024.

In December of 2007, when we adopted our new business plan, we determined the Sequoia tradename was no longer going to be used indefinitely and therefore determined the tradename to have finite life.  Use of the tradename ceased entirely during the second quarter of 2008, and, therefore, the carrying value has been fully amortized.  As of December 29, 2007, we no longer have any other indefinite-lived intangible assets.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaced FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.  We will apply the provisions of SFAS 141R to any applicable business combinations after the effective date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement – amendments of ARB No. 51 (SFAS No. 160).  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and eliminates diversity in practice by requiring these interests to be classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement will become effective for fiscal years beginning after December 15, 2008.  We do not expect SFAS No. 160 to have any effect on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement will become effective for our fiscal year beginning January 4, 2009.  We are still evaluating the impact of SFAS No. 161, if any, but do not expect the statement to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162).  SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards.  The existing hierarchy was carried over to SFAS No. 162 essentially unchanged.  The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature.  The new hierarchy is not expected to change our current accounting practice in any area.

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

Total stock option expense (benefit) included in the condensed consolidated statements of operations for the three- and six-month periods ended June 28, 2008, and June 30, 2007, was approximately $0.2 million and $0.2 million, respectively, for 2008 and $13,000 and $(51,000), respectively, for 2007.  During the first quarter of 2007, in conjunction with the resignation of Jeffrey Baker, former President and CEO, we recorded an $81,000 credit to reverse previously recorded stock option expenses.  The tax (benefit) expense recorded for these same periods was approximately $(17,000) and $(30,000), respectively, for 2008, and $(4,000) and $18,000, respectively, for 2007.  This tax (benefit) expense is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the three- and six-month periods ended June 28, 2008 and June 30, 2007.

As of June 28, 2008, there was approximately $0.6 million of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted average period of 1.7 years.

As of June 28, 2008, there was approximately $9,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 plan.  The cost is expected to be recognized over a weighted average period of 1.2 years.  The total compensation expense related to stock awards during the three- and six-month periods ended June 28, 2008 and June 30, 2007, was approximately $1,000 and $15,000, respectively, in 2008, and $16,000 and $0.8 million, respectively, in 2007.  During the first quarter of 2007, we recorded $0.6 million of stock compensation expense as a result of the accelerated vesting of 325,000 shares of restricted stock upon the resignation of Jeffrey P. Baker, our former President and CEO.

Total Equity-Based Compensation expense for the three- and six-month periods ended June 28, 2008, and June 30, 2007, was approximately $0.2 million and $0.3 million, respectively, for 2008 and $29,000 and $0.8 million, respectively, for 2007.

INDEX

During the three-and six-month periods ended June 28, 2008, and June 30, 2007, we granted the following equity compensation:

	2008		2007
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Three months ended
Stock options	745,000	$0.58	12,000	$1.05
Stock awards	0	$0	2,000	$1.83

Six months ended
Stock options	1,063,000	$0.58	190,321	$0.95
Stock awards	9,000	$1.38	120,071	$1.92

2.  Line of Credit

Effective April 11, 2002, we entered into an asset-based revolving credit facility with GE Capital Corporation.  This credit facility provides total availability of up to $45.0 million. At June 28, 2008, total availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $31.7 million. At June 28, 2008, we had borrowings of $1.3 million. Borrowings under this credit agreement are secured by all of our assets. The credit agreement requires that we take advances or pay down the outstanding balance on a daily basis.  We can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The credit facility, as amended, requires an annual commitment fee of .25% of the unused portion of the facility, and an annual administration fee of $25,000. The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (5.00% on June 28, 2008) and on fixed-term advances equal to the applicable LIBOR rate plus 2.0%.  The agreement restricts, among other things, the payment of dividends and capital expenditures.  We are in compliance with all restrictive covenants.

Effective January 20, 2006, we amended the revolving credit agreement with GE Capital Corporation, extending the expiration date from October 31, 2006 to January 20, 2010.  Other modifications included the elimination of certain reserves in calculating the amount that we can borrow under the facility and changes to the definition of eligible receivables.

3. Shareholders' Equity

(Dollars in thousands)	Six Months Ended June 28, 2008

Balance at beginning of period	$40,035
Issuance of common stock	12
Restricted shares amortization	3
SFAS 123R stock option compensation	245
Net loss	(2,031)
Balance at end of period	$38,264

On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock.  On July 26, 2007, we amended our credit agreement with GE Capital to allow us to use up to $5.0 million for repurchase of our common stock.  The timing of the repurchases is based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate uses for cash.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital, which restricts re-purchases based on our borrowing availability under the credit agreement and a maximum expenditure for repurchases.  As of June 28, 2008, we have repurchased 109,000 shares of our common stock at an average price of $1.72 per share.  We made no repurchases pursuant to this plan during the first and second quarters of 2008.

4. Loss Per Share

Basic and diluted loss per share (LPS) are presented in accordance with SFAS No. 128, Earnings per Share.  Basic LPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  The difference between weighted-average common shares and average common and common equivalent shares used in computing diluted LPS is the result of outstanding stock options and other contracts to issue common stock.  Options to purchase approximately 2,439,000 and 1,593,000 shares of common stock were outstanding at June 28, 2008 and June 30, 2007, respectively.  All options were considered anti-dilutive and excluded from the computation of common equivalent shares at June 28, 2008, and June 30, 2007, because we reported a net loss.  The computation of basic and diluted loss per share for the three- and six-months ended June 28, 2008, and June 30, 2007, is as follows:

	Three Months Ended		Six Months Ended
(Dollars in thousands, except per share amounts)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net loss	$(984)	$(723)	$(2,031)	$(2,750)
Weighted-average number of common shares outstanding	24,913	24,943	24,913	24,847
Dilutive effect of equity compensation plan awards	--	--	--	--
Weighted-average number of common and common equivalent shares outstanding	24,913	24,943	24,913	24,847
Net loss per share:
Basic	$(.04)	$(.03)	$(.08)	$(.11)
Diluted	$(.04)	$(.03)	$(.08)	$(.11)

5. Restructuring

    During the second quarter 2008, we recorded workforce reduction and office closure/consolidation charges totaling approximately $0.6 million.  Of these charges, approximately $0.5 million related to severance and severance-related charges and approximately $18,000 related to future rent obligations for a location we closed prior to June 28, 2008.

    Total charges related to these actions during the second quarter of 2008, including the $0.6 million of workforce reduction and office closure/consolidation charges noted above, were approximately $0.7 million and have been included in the Restructuring and Other Severance-Related Costs line on the Condensed Consolidated Statement of Operations.

    During the first quarter of 2008, we recorded workforce reduction and office closure/consolidation charges totaling approximately $1.2 million.  Of these charges, approximately $1.0 million related to severance and severance-related charges and $0.2 million related to future rent obligations for locations we closed or downsized prior to March 29, 2008.

    Total charges related to these actions during the first quarter of 2008, including the $1.2 million of workforce reduction and office closure/consolidation charges, were approximately $1.6 million and have been included in the Restructuring and Other Severance-Related Costs line on the Condensed Consolidated Statement of Operations.

    All of these charges in 2008 are related to the implementation of a new business plan initiated during the fourth quarter of 2007.

    During 2007, we recorded restructuring- and severance-related charges of approximately $2.0 million under a previous restructuring plan.  Of these charges, $1.7 million related to workforce reduction and $0.3 million related to future rent obligations for locations we closed prior to December 29, 2007.

    During the second and third quarters of 2005, we recorded restructuring- and severance-related charges of $3.9 million.  These charges included $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) for locations where we chose to downsize or exit completely.

    A summary of the activity in the restructuring accrual account for the six months ended June 28, 2008 is as follows:

(Dollars in thousands)	Workforce Reduction	Office Closure/ Consolidation	Total
Balance at December 29, 2007	$1,698	$340	$2,038
Additional restructuring charges	1,560	242	1,802
Cash expenditures	(2,763)	(150)	(2,913)
Non-cash charges	--	(7)	(7)
Balance at June 28, 2008	$495	425	920

INDEX

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Three- and six-month periods ended June 28, 2008 and June 30, 2007

Company Overview

Headquartered in Minneapolis, Minnesota, Analysts International Corporation (AIC) is a diversified IT services company. In business since 1966, we have sales and customer support offices in the United States and Canada.

We offer our clients a broad range of IT consulting services, including:

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

Overview of Results of Second Quarter 2008 Operations

•
Total revenue for the three- and six-month periods ended June 28, 2008, was $82.0 million and $164.8 million, compared to $89.2 million and $178.4 million during the comparable periods ended June 28, 2007.

▪
Year-over-year comparable quarter revenue declined 3.7%, 4.0%, and 31.7% for direct services revenue, services provided through subsuppliers, and product sales, respectively.  The decrease in revenue is largely the result of lower headcount in our staffing business and a decrease in our product sales as we transition to providing clients with higher-value services.

▪
 As we have reduced the placement of third parties to fulfill our largest clients’ staffing needs, we have begun to see a corresponding decline in our subsupplier revenue.  For the three- and six-month periods ended June 28, 2008, 70.9% and 72.1% of our revenue, respectively, was derived from services provided directly, compared to 67.7% and 69.2% in the comparable year-ago period.

•
Our net loss for the three- and six-month periods ended June 28, 2008, which included $0.7 million or $0.03 per diluted share and $2.4 million or $0.10 per diluted share of restructuring, severance and other related expenses, was $1.0 million and $2.0 million, respectively, compared with a net loss of $0.7 million and $2.8 million for the comparable periods of 2007, which included $0.4 million or $0.02 per diluted share and $1.4 million or $0.06 per diluted share of severance and other related charges.

▪
On a diluted per share basis, the net loss for the three- and six-month periods ended June 28, 2008 was $0.04 and $0.08 per share compared with a net loss of $0.03 and $0.11 per share in the comparable periods of 2007.

•
Selling, administrative and other expenses declined by $1.2 million and $2.7 million for the three- and six-month periods ended June 28, 2008, respectively, when compared to the comparable periods of 2007, reflecting the Company's success in implementing its new strategy and reducing costs in certain areas.

Our primary focus for the first half of 2008 has been on aligning our cost structure with the business, making the investments required to increase our mix of higher-margin services and exiting our lowest-margin and non-core lines of business. As a result, we recently:

•
Sold Symmetry Workforce Solutions, our managed services business, to COMSYS IT Partners, Inc., a leading provider in the managed services space, after determining it was not core to our strategy and business, . The transaction closed on July 1, 2008.  On an annual basis, the Symmetry revenue was approximately $40 million.

•
Discontinued our staffing relationship with one of our largest staffing accounts. Effective July 6, 2008, we transferred our existing contracts and approximately 350 billable consultants to three other staffing suppliers serving this company. On an annual basis, this client accounted for approximately $20 million in revenue for AIC. With the cost of supporting that business also at approximately $20 million, the net impact to our business as a result of this transition is expected to be negligible.

•
Completed additional reductions in our corporate and back office support staff and made a number of changes in other areas of the business where there were opportunities to further reduce costs without impacting service to our clients.  These reductions were made in order to keep our costs in line with the requirements of the business moving forward.

These initiatives are consistent with the plans we outlined in January 2008 designed to restore the Company to profitability and increase shareholder value, and they mark important steps in the continued transformation of our business.

The focus for the remainder of 2008 will be on marketing our services, hiring best-in-class people and delivering on the needs and expectations of our clients. AIC’s new business activity remains steady, and we expect the number of opportunities to provide premium staffing, high value-add solutions, project-oriented services and managed teams to our clients to continue to increase.

Our Strategy

In January 2008, we announced a new strategic plan designed to restore the Company to profitability and increase shareholder value. Moving forward, AIC will be focused on providing value-driven IT services in markets where we believe we have a competitive advantage and an opportunity to strengthen our presence. This includes maintaining our best client relationships, investing in growing our higher-margin businesses and exiting businesses that are not core to our strategy.  By reducing the volume of low-margin business, we can turn our attention to providing more value for our clients and building a better, more balanced business.

Our primary focus for the first half of 2008 was on changing the way we run the business and create efficiencies across the organization in order to return the Company to sustained profitability. We have already taken significant steps to reduce our corporate overhead costs, consolidate our back-office functions and reduce our facilities expenses by closing or downsizing more than a dozen administrative offices not essential to serving our clients or meeting the needs and expectations of our employees. And, perhaps most importantly, we’ve imposed strict operating policies and controls throughout the organization to keep our costs in line with our future business objectives.

Over the past six months, we have also made the investments required to increase our mix of higher-margin services and exited some of our lowest-margin and non-core lines of business.

While implementing our plan, we plan to continue to serve our larger clients, but our primary focus will be on medium-sized businesses.  We will also continue to pursue business opportunities with key technology and product partners such as Microsoft and Cisco.  Partnering with vendors like these is an important factor in achieving growth in revenue and profit.  Our services in this area are focused around the following major practice areas:

•	Application development and support, including Microsoft technologies, project management services, business analysts, quality assurance and testing services.

•	IP communications which includes wireless, IP telecommunications, contact center and security services.

•	Infrastructure and storage solutions which includes VMware services.

•	Lawson services which includes integration, customization and administration of Lawson Software applications.

•	IT outsourcing which includes application outsourcing, help desk, hosting and field engineering services.

In addition, we seek to expand our presence in state and local government where we currently provide a broad array of services to this market, including criminal justice information systems and mobile and wireless solutions.

Ultimately, our goal is to shift Analysts International Corporation from being a business primarily focused on high-volume transactions to being a business that delivers higher value and offers its clients a more complete set of offerings.

INDEX
Market Conditions and Economics of Our Business

Competitive conditions in the IT services industry continue to present challenges for our business.  We continue to experience intense competition in hiring billable technical personnel and significant pricing pressures from our largest clients. During the second quarter of 2008, as a result of these pressures and our decision to focus on selling higher- value, better-margin services, our revenue declined approximately 8% from the comparable quarter in 2007. By focusing our sales efforts on higher value services, we have increased the average bill rate at our existing clients.  We expect that demand for our services will increase in coming years, enabling us to increase our headcount.  Our continued strategy is to develop more intimate client relationships based on the value we bring to their business.  We believe that doing so will allow us to become less dependent on large national accounts.  As we accomplish this, we expect that our bill rates and margins will continue to improve.

Our ability to quickly identify, attract and retain qualified technical personnel at competitive pay rates will affect the results of our operations and our ability to grow in the future. Competition for the technical personnel needed to deliver the services we provide our clients has intensified in recent years, and is expected to continue to increase.  If we are unable to hire the talent required by our clients in a timely, cost-effective manner, our ability to grow our business could be adversely affected.

Employee benefits and other employee-related costs are significant factors bearing on our ability to hire qualified personnel and control overall labor costs. In an effort to manage our benefits costs, we have regularly implemented changes to our benefits plans. While we believe these changes will be effective in reducing the costs of those plans, the effectiveness of these changes may vary due to factors such as rising medical costs, the amount of medical services consumed by our employees and other similar factors. Also, as we make changes to benefit plans to control costs, the risk that it will be more difficult to attract and retain talented resources will increase.

Our ability to continue to respond to our client needs in a cost-controlled environment will be key to our future success.  We have made significant progress over the past six months towards streamlining our operations, consolidating offices, reducing administrative and management personnel, and will continue to look for opportunities to more efficiently operate our business and deliver services to our clients.

Other Factors Affecting Our Business

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

We believe our working capital will be sufficient for the foreseeable needs of our business.  Significant rapid growth in our business, a major acquisition, a significant lengthening of payment terms with major clients, or significant costs associated with non-operating activities, including a need to address matters such as, by way of example, unsolicited proposals, could create a need for additional working capital.  An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business.  We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

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

INDEX

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

We have placed a full valuation allowance against our deferred tax assets of $18.4 million.  The federal net operating loss (NOL) carry forward benefits of approximately $0.9 million, $62,000, $3.6 million, $1.1 million, $1.7 million, and $1.9 million expire in 2023, 2024, 2025, 2026, 2027, and 2028, respectively.

Allowance for Doubtful Accounts

In each accounting period, we determine an amount to set aside to cover potentially uncollectible accounts.  We base our determination on an evaluation of accounts receivable for risk associated with a client’s ability to make contractually required payments.  These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include reviewing the financial stability of the client, the client’s willingness to pay and current market conditions. If our evaluation of a client’s ability to pay is incorrect, we may incur future charges.

Restructuring and other severance-related costs

During the second quarter of 2008, we recorded workforce reduction and office closure/consolidation charges totaling $0.6 million.  Of these charges, $0.5 million related to severance and severance-related charges and approximately $18,000 related to future rent obligations for a location we closed prior to June 28, 2008.

Total charges related to these actions during the second quarter of 2008, including the $0.5 million of workforce reduction and office closure/consolidation charges, were $0.7 million and have been included in the Restructuring and Other Severance-Related Costs line on the Condensed Consolidated Statement of Operations.

During the first quarter of 2008, we recorded workforce reduction and office closure/consolidation charges totaling $1.2 million.  Of these charges, $1.0 million related to severance and severance-related charges, and $0.2 million related to future rent obligations for locations we closed or downsized prior to March 29, 2008.

Total charges related to these actions during the first quarter of 2008, including the $1.2 million of workforce and office closure/consolidation charges, were $1.6 million and have been included in the Restructuring and Other Severance-Related Costs line on the Condensed Consolidated Statement of Operations.  All of these charges are related to the implementation of a new business plan initiated during the fourth quarter of 2007.

The reductions in our workforce and office closures/consolidation were a continuation of the restructuring efforts commenced in December of 2007 as part of our implementation of a new business plan.

During 2007, we recorded restructuring- and severance-related charges of $2.0 million.  Of these charges, $1.7 million related to workforce reduction and $0.3 million related to future rent obligations on locations we closed prior to December 29, 2007.

During the second and third quarters of 2005, we recorded restructuring- and severance-related charges of $3.9 million.  Of these charges, $2.3 million related to lease obligations and abandonment costs (net of sub-lease income) in locations where we chose to downsize or exit completely.

We believe the reserve for office closure and consolidating remaining at June 28, 2008 is adequate; however, negative sublease activities in the future, including any defaults of existing subleases, could create the need for future adjustments to this reserve.

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

In December of 2007, when we adopted our new business plan, we determined the Sequoia tradename was no longer going to be used and, therefore, determined the tradename to have finite life.  Use of the tradename ceased entirely during the second quarter of 2008 and, therefore, the carrying value has been fully amortized.  As of December 29, 2007, we no longer have any other indefinite-lived intangible assets.

Deferred Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between reported income and income considered taxable by the taxing authorities. SFAS No. 109 also requires the resulting deferred tax assets to be reduced by a valuation allowance if some portion or all of the deferred tax assets are not expected to be realized.  In accordance with SFAS No. 109, we have recorded a full valuation allowance against our deferred tax assets.

During the three- and six-month periods ended June 28, 2008, we recorded $5,000 and $9,000 of income tax expense, respectively, related to subsidiaries where profitability was achieved and state taxes are owed.  We recorded no income tax benefit associated with our net loss because the benefit created by our operating loss has been negated by the establishment of additional reserves against our deferred assets.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved becomes “more likely than not,” we may be required to reverse the existing valuation allowances to realize the benefit of these assets.

Sales Taxes

We account for our sales tax and any other taxes that are collected from our customers and remitted to governmental authorities on a net basis.  The assessment, collection and payment of these taxes are not reflected on our Statement of Operations.

INDEX

Income Taxes

We and our subsidiaries file a consolidated income tax return in the U.S. federal jurisdiction.  We also file consolidated or separate company income tax returns in most U.S. states, Canada (federal), the Ontario province, and the United Kingdom.  As of June 28, 2008, there are no federal, state, or foreign income tax audits in progress.  We are no longer subject to U.S. federal audits for years before 2004 and, with a few exceptions, the same applies to our status relative to state and local audits.

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

We recognize interest and penalties related to uncertain tax positions within interest and penalties expense.  During the three- and six-month periods ended June 28, 2008, we have not recognized expense for interest or penalties and do not have any amounts accrued at June 28, 2008 and December 29, 2007, respectively, for the payment of interest and penalties.

INDEX

RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED JUNE 28, 2008 VS. JUNE 30, 2007

The following tables illustrate the relationship between revenue and expense categories along with a count of employees and technical consultants for the three- and six-month periods ended June 28, 2008 and June 30, 2007.  The tables provide guidance in the explanation of our operations and results.

	Three Months Ended		Three Months Ended
	June 28, 2008		June 30, 2007		Increase (Decrease)
						%
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	Inc (Dec )	% of Revenue
Revenue:
Professional services provided directly	$58,162	70.9%	$60,386	67.7%	$(2,224)	(3.7)%	3.2%
Professional services provided through subsuppliers	14,230	17.4	14,820	16.6	(590)	(4.0)	0.8
Product sales	9,598	11.7	14,043	15.7	(4,445)	(31.7)	(4.0)
Total revenue	81,990	100.0	89,249	100.0	(7,259)	(8.1)	0.0

Expenses:
Cost of goods and services sold provided directly	46,491	56.7	48,115	53.9	(1,624)	(3.4)	2.8
Cost of goods and services sold provided through subsuppliers	13,730	16.8	14,200	15.9	(470)	(3.3)	0.9
Cost of product sales	8,793	10.7	12,790	14.4	(3,997)	(31.3)	(3.7)
Selling, administrative and other operating costs	12,940	15.8	14,104	15.8	(1,164)	(8.3)	0.0
Restructuring, severance, and other related expenses	729	0.9	441	0.4	288	65.3	0.5
Amortization of intangible assets	279	0.3	267	0.3	12	4.5	0.0
Total expenses	82,962	101.2	89,917	100.7	(6,955)	(7.7)	0.5

Operating loss	(972)	(1.2)	(668)	(0.7)	(304)	45.5	(0.5)

Non-operating income	36	0.0	17	0.0	19	111.8	0.0
Interest expense	(43)	0.0	(65)	(0.1)	22	(33.8)	0.1

Loss before income taxes	(979)	(1.2)	(716)	(0.8)	(263)	36.7	(0.4)

Income tax expense	5	0.0	7	0.0	(2)	(28.6)	0.0

Net loss	$(984)	(1.2)%	$(723)	(0.8)%	$(261)	36.1%	(0.4)%

INDEX

RESULTS OF OPERATIONS, SIX-MONTH PERIODS ENDED JUNE 28, 2008 VS. JUNE 30, 2007

Tables provide guidance in the explanation of our operations and results.

	Six Months Ended		Six Months Ended
	June 28, 2008		June 30, 2007		Increase (Decrease)
						%
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	Inc (Dec )	% of Revenue
Revenue:
Professional services provided directly	$118,902	72.1%	$123,337	69.2%	$(4,435)	(3.6)%	2.9%
Professional services provided through subsuppliers	28,326	17.2	30,942	17.3	(2,616)	(8.5)	(0.1)
Product sales	17,565	10.7	24,077	13.5	(6,512)	(27.0)	(2.8)
Total revenue	164,793	100.0	178,356	100.0	(13,563)	(7.6)	0.0

Expenses:
Cost of goods and services sold provided directly	94,108	57.1	98,436	55.2	(4,328)	(4.4)	1.9
Cost of goods and services sold provided through subsuppliers	27,304	16.6	29,700	16.7	(2,396)	(8.1)	(0.1)
Cost of product sales	15,783	9.6	21,495	12.0	(5,712)	(26.6)	(2.4)
Selling, administrative and other operating costs	26,629	16.2	29,373	16.5	(2,744)	(9.3)	(0.3)
Restructuring, severance, and other related expenses	2,368	1.4	1,422	0.8	946	66.5	0.6
Amortization of intangible assets	558	0.3	533	0.3	25	4.7	0.0
Total expenses	166,750	101.2	180,959	101.5	(14,209)	(7.9)	(0.3)

Operating loss	(1,957)	(1.2)	(2,603)	(1.5)	646	(24.8)	0.3

Non-operating income	70	0.0	24	0.0	46	191.7	0.0
Interest expense	(135)	0.0	(143)	0.0	8	(5.6)	0.0

Loss before income taxes	(2,022)	(1.2)	(2,722)	(1.5)	700	(25.7)	0.3

Income tax expense	9	0.0	28	0.0	(19)	(67.9)	0.0

Net loss	$(2,031)	(1.2)%	$(2,750)	(1.5)%	$719	(26.1)%	0.3%

Personnel:
Management and Administrative	297		370		(73)	(19.7)
Technical Consultants	1,883		2,135		(252)	(11.8)

INDEX

Revenue

Total revenue for the three- and six-month periods ended June 28, 2008 was $82.0 million and $164.8 million, respectively, an 8.1% and 7.6% decline when compared to $89.2 million and $178.4 million during the periods ended June 30, 2007.  The decrease in revenue is largely the result of lower headcount in our staffing business and a decrease in our product sales as we transition to providing clients with higher-value services.  Revenue from services provided directly by our employees declined during the three- and six-month periods ended June 28, 2008 by 3.7% and 3.6%, respectively, over the comparable period last year.  Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 4.0% and 8.5%, respectively, over the comparable periods last year.  Product sales during the three- and six-month periods ended June 28, 2008 declined by 31.7% and 27.0%, respectively, over the comparable periods last year.  The number of billable technical consultants declined by approximately 252 from June 30, 2007 to June 28, 2008.

Cost of Goods and Services Sold Provided Directly

Cost of goods and services provided directly represents our payroll and benefit costs associated with billable consultants.  This category of expense as a percentage of direct services revenue was 79.9% and 79.1%, respectively, for the three- and six-month periods ended June 28, 2008, compared to 79.7% and 79.8%, respectively, for the comparable periods a year ago.  Although we continuously attempt to control the factors that affect this category of expense, given the competing pressure to control bill rates and increase pay rates and benefits to the consultant, there can be no assurance we will be able to maintain or improve upon the current level.

Cost of Goods and Services Sold Provided Through Subsuppliers

Cost of goods and services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our largest clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 96.5% and 96.4% for the three- and six-month periods, respectively, ended June 28, 2008, compared to 95.8% and 96.0% for the comparable periods a year ago.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products.  This category of expense, as a percentage of product sales, was 91.6% and 89.9% for the three- and six-month periods, respectively, ended June 28, 2008, compared to 91.1% and 89.3% for the three- and six-month periods a year ago.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased $1.2 million and $2.7 million from the comparable three- and six-month periods, respectively, in 2007 and represented 15.8% and 16.2% of total revenue for the three- and six-month periods, respectively, ended June 28, 2008, compared to 15.8% and 16.5% for the comparable periods in 2007.  The reduction in costs is the result of our ongoing efforts towards streamlining our back-office and corporate support functions.

Restructuring, Severance, and Other Related Expense

During the three- and six-month periods ended June 28, 2008, we recorded restructuring, severance, and other related expenses totaling $0.7 million and $2.4 million, respectively.  The reductions were a continuation of the restructuring commenced in December of 2007 as part of the implementation of our new business plan.

Non-Operating Income

Non-operating income increased by $19,000 and $46,000 during the three- and six-month periods, respectively, ended June 28, 2008, compared to the equivalent periods of 2007 due to an increase in charging and collecting finance charges.

INDEX

Interest Expense

Interest expense decreased by $22,000 and $8,000 year-over-year for the three-and six-month periods ended June 28, 2008, respectively, even though we had an increase in average borrowings from $3.1 million and $3.4 million during the three- and six-month periods ended June 30, 2007, respectively, to $3.4 million and $4.5 million during the three- and six-month periods ended June 28, 2008, respectively.  The effects of the increase in average borrowings was offset by a reduction of interest rates from 8.25% at the end of the second quarter 2007 to 5.00% at the end of the second quarter 2008.

Income Taxes

During the three- and six-month periods ended June 28, 2008, we recorded a charge of $5,000 and $9,000, respectively, for income taxes related to subsidiaries where profitability was achieved and state taxes were expected.  We recorded no additional income tax expense or benefit because any tax expense or benefit which would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our technical consulting staff levels finished the quarter at 1,883, an approximate 11.8% reduction from the comparable quarter last year.  This number excludes headcount in Medical Concepts Staffing, our medical staffing business, which does not account for a material amount of our revenue.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

	June 28,	December 29,	Increase	Percentage Increase
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)

Cash and cash equivalents	$107	$91	$16	17.6%
Accounts receivable	58,972	66,074	(7,102)	(10.7)
Other current assets	1,340	2,101	(761)	(36.2)
Total current assets	$60,419	$68,266	$(7,847)	(11.5)%

Accounts payable	$24,753	$27,780	$(3,027)	(10.9)%
Salaries and vacations	6,851	6,885	(34)	(0.5)
Line of credit	1,324	1,587	(263)	(16.6)
Restructuring accruals current	760	1,900	(1,140)	(60.0)
Other current liabilities	2,874	5,327	(2,453)	(46.0)
Total current liabilities	$36,562	$43,479	$(6,917)	(15.9)%

Working capital	$23,857	$24,787	$(930)	(3.8)%
Current ratio	1.65	1.57	0.08	5.1

Total shareholders’ equity	$38,264	$40,035	$(1,771)	(4.4)%

Cash Requirements

The day-to-day operation of our business requires a significant amount of cash flow.  During the three-and six-month periods ended June 28, 2008, we made total payments of approximately $43.1 million and $97.8 million, respectively, to pay our employee’s wages, benefits and associated taxes and to purchase product from our vendors.  We also made payments during the three- and six-month periods ended June 28, 2008 of approximately $30.8 million and $58.4 million, respectively, to pay vendors who provided billable technical resources to our clients through us.  We made payments during the three- and six-month periods ended June 28, 2008 of approximately $5.8 million and $14.7 million, respectively, to fund other operating expenses such as our employee expense reimbursement, office space rental and utilities.  We made payments of approximately $0.6 million and $3.8 million to fund severance, restructuring, and other related charges during the three- and six-month periods ended June 28, 2008, respectively.

The cash to fund these significant payments comes almost exclusively from our collection of amounts due to us for services rendered to our clients (approximately $81.9 million and $171.1 million in the three- and six-month periods ended June 28, 2008, respectively).  During the second quarter, we also decreased our line of credit balance by $2.2 million.  Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients.  While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow cash in order to fund the operations of our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents at June 28, 2008 remained relatively stable from December 29, 2007.  Our primary need for working capital is to support accounts receivable resulting from our business and to fund the lag time between payroll disbursement and receipt of fees billed to clients.  Historically, we have been able to support internal growth in our business with internally generated funds.

Working capital was $23.9 million at June 28, 2008, down $0.9 million from December 29, 2007.  The ratio of current assets to current liabilities increased by 5.1% at June 28, 2008, compared to December 29, 2007.

Our asset-based revolving credit agreement, commenced in April 2002, provides us with up to $45.0 million of availability.  At June 28, 2008, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $31.7 million.  Borrowings under the credit agreement are secured by all of our assets.  This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise.  We believe we will be able to continue to meet the requirements of this agreement for the foreseeable future.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily.  However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  Effective August 5, 2004, we amended our credit agreement and modified certain terms of the agreement.  The amendment reduced the annual commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 5.00% as of June 28, 2008, and fixed-term advances to the applicable LIBOR rate plus 2.0%.  The agreement continues, among other things, to prohibit the payment of dividends and to restrict capital expenditures.  Effective January 20, 2006, we again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010.  The amendment eliminated certain reserves in calculating the amount we can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity.  The effect of the modifications was to increase the borrowing capacity under the line by $4.0 to $5.0 million.

During the three- and six-month periods ended June 28, 2008, we made capital expenditures totaling $0.5 million and $0.8 million, respectively, compared to $0.3 million and $0.7 million in the comparable periods ended June 30, 2007.  We continue to tightly control capital expenditures to preserve working capital.

Commitments and Contingencies

We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies.  We lease office facilities under non-cancelable operating leases, are engaged in license agreements with future commitments, and have deferred compensation that is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan.  Our line of credit, with an outstanding balance of $1.3 million at June 28, 2008, expires on January 20, 2010.  Our line of credit balance is treated as a current liability on our balance sheet as our agreement requires us to take advances or pay down the outstanding balance daily.

We will incur interest expense on all amounts outstanding on our line of credit at a variable interest rate.  We will incur interest expense on certain portions of our deferred compensation obligation.  Minimum future obligations on operating leases and deferred compensation and the line of credit outstanding at June 28, 2008, are as follows:

Dollars in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Line of credit	$0	$1,324	$0	$0	$1,324

Operating leases	3,146	6,080	3,439	578	13,243

License agreements	466	803	0	0	1,269

Deferred compensation	550	315	131	475	1,471

Total	$4,162	$8,522	$3,570	$1,053	$17,307

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141R), which replaced FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.  We will apply the provisions of SFAS 141R to any applicable business combinations after the effective date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statement – amendments of ARB No. 51 (SFAS No. 160).  SFAS No. 160 states that accounting and reporting for minority interests will be recharacterized as non-controlling interests and eliminates diversity in practice by requiring these interests to be classified as a component of equity.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement will become effective for fiscal years beginning after December 15, 2008.  We do not expect SFAS No. 160 to have any effect on our financial statements.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (Statement No. 162).  Statement No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards.  The existing hierarchy was carried over to Statement No. 162 essentially unchanged.  The Statement becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature.  The new hierarchy is not expected to change current accounting practice in any area.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that are “forward-looking statements” as that term is defined under the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

    "Forward-looking statements” includes statements containing a projection of revenues, income or earnings per share; statements of the plans and objectives of management for future operations; and statements of future economic performance, particularly statements regarding:  (i)  our expectation that demand for our premium staffing, high value-add solutions, project oriented services and managed team service offerings and, therefore, our billable headcount will increase; (ii) our expectation that our largest IT staffing clients will continue to drive pricing lower; (iii) our intent to focus on providing value-driven IT services in markets where we believe we have competitive advantage; (iv) our belief that changing the mix of services  to include more high-value services  will increase billing rates and improve margins; (v) our beliefs that competition for billable technical talent will continue to increase and our ability to quickly identify, attract and retain qualified technical personnel at competitive pay rates will affect our results of operations; (vi) our expectations with respect to consolidating our back office and other corporate overhead functions and our beliefs about keeping cost under control through strict operating policies and controls to keep  operating costs under control; (vii) our plan to increase revenue and profit by continuing to serve larger clients while focusing on medium-size client and  by focusing on higher-margin businesses and technology and product partners; (viii) our beliefs about the effectiveness of changes to control costs associated with our employee benefit plans;  (ix) our plan to exit certain non-core or non-strategic portions of our business; (x) our plan to expand our revenue base in state and local government work; (xi) our expectations with respect to our Sarbanes-Oxley Act compliance expenses; (xii) our beliefs about our working capital needs and our ability to comply with the covenants and requirements of our credit agreement; (xiii) our beliefs about the adequacy of the reserve for office closure and consolidation; and (xiv) our expectations as to the rate of cash collections from our clients.

Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes,” “continue,” “should” and words and terms of similar substance used in connection with any discussion of future operating or financial performance identify forward-looking statements.  These forward-looking statements are based on management’s current expectations and beliefs about future events.  Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  As with any projection or forecast, they are inherently susceptible to uncertainty and changes in circumstances, and we are under no obligation to, and expressly disclaim any obligation to, update or alter any forward-looking statements whether as a result of such changes, new information, subsequent events or otherwise.

These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and, those set forth in the Company’s filings with the SEC, including its Annual Report on Form 10-K for its most recent fiscal year, especially in the Management’s Discussion and Analysis section, this Quarterly Report on Form 10-Q and its Current Reports on Form 8-K identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements.  Such factors include, but are not limited to, risks associated with:

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

•	Significant changes in, reductions in or loss of a relationship with a major client or technology partner.
•	The extent to which our investment and performance improvement initiatives are successful.

o	Our success in hiring and retaining management with the necessary skills and experience.
o	Lack of success with our strategy for capturing any growth opportunities, including geographic expansion.
o	Inability to renegotiate or exit non-core or non-strategic areas of our business on favorable terms or in a timely manner.
o
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

None.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders held May 28, 2008, the following actions were taken:

(a) Election of Directors

The following nominees, all of whom were listed in our proxy statement prepared in accordance with Regulation 14(a), were elected:

Nominee	Votes For	Authority Withheld
Elmer N. Baldwin	18,901,079	2,707,213
Brigid A. Bonner	18,883,334	2,724,958
Andrew K. Borgstrom	20,840,948	767,344
Willard W. Brittain	18,871,000	2,737,292
Krzysztof K. Burhardt	18,539,399	3,068,893
Joseph T. Dunsmore	20,486,401	1,121,891
Michael B. Esstman	18,853,191	2,755,101
Galen G. Johnson	20,841,217	767,075
Douglas C. Neve	20,838,283	770,009

(b) Ratification of Auditors

The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

In favor	21,005,866
Against	556,735
Abstain	45,691

Item 5.                 Other Information.

None.

INDEX

Item 6.                  Exhibits.

*^ Exhibit 10.1
Letter Agreement between Analysts International Corporation and Walter Michels dated February 12, 2008 (Exhibit 99.2 to Current Report on Form 8-K, filed April 22, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.2
Employment Agreement between Analysts International Corporation and Michael W. Souders, fully executed on June 27, 2008, effective July 1, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.3
Change in Control Agreement between Analysts International Corporation and Michael W. Souders, fully executed on June 27, 2008, effective July 1, 2008 (Exhibit A to the Souders Employment Agreement) (Exhibit 10.2 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.4
Analysts International Corporation Annual Management Incentive Plan (AMIP) between Analysts International Corporation and Michael W. Souders, fully executed on June 27, 2008 (Exhibit B to the Souders Employment Agreement) (Exhibit 10.3 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.5
Incentive Stock Option Agreement (Analysts International Corp. 2004 Equity Incentive Plan) between Analysts International Corporation and Michael W. Souders, fully executed on June 27, 2008 (Exhibit C-1 to the Souders Employment Agreement) (Exhibit 10.4 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.6
Incentive Stock Option Agreement (Analysts International Corp. 1999 Plan) between Analysts International Corporation and Michael W. Souders, fully executed on June 27, 2008 (Exhibit C-2 to the Souders Employment Agreement) (Exhibit 10.5 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.7
Employee Agreement between Analysts International and Brittany McKinney, fully executed on June 27, 2008, effective June 23, 2008 (without Exhibits) (Exhibit 10.6 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.8
Amendment No. 2 to Analysts International Corporation’s Restated Special Executive Compensation Plan (Exhibit 10.7 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).

*^ Exhibit 10.9
Exhibit A to Amendment No. 2 to Analysts International Corporation’s Restated Special Executive Compensation Plan (Exhibit 10.8 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).

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

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 12, 2008	By:	/s/ Elmer N. Baldwin
Elmer N. Baldwin
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Walter P. Michels
Walter P. Michels
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX

EXHIBIT INDEX

+ Exhibit 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ Exhibit 31.2	Certification of Interim CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++Exhibit 32	Certification of CEO and Interim CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.
*	Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this quarterly report pursuant to Item 6 of Form 10-Q.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.