Form 10-Q
period 2008-09-27
ANALYSTS INTERNATIONAL CORP
filed 2008-11-10
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated Filer ☐  Non-accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

As of November 6, 2008, 24,913,076 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Condensed Consolidated Balance Sheets

(Dollars in thousands)

	September 27,	December 29,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$86	$91
Accounts receivable, less allowance for doubtful accounts	51,110	66,074
Prepaid expenses and other current assets	1,551	2,101
Total current assets	52,747	68,266

Property and equipment, net	2,978	2,711
Intangible assets, net	6,338	7,131
Goodwill	6,299	6,299
Other assets	581	864
Total assets	$68,943	$85,271

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,667	$27,780
Salaries and vacations	3,971	6,885
Line of credit	1,466	1,587
Deferred revenue	1,087	1,943
Restructuring accrual, current portion	369	1,900
Health care reserves and other amounts	1,244	1,516
Deferred compensation	438	1,868
Total current liabilities	29,242	43,479

Non-current liabilities:
Deferred compensation	933	927
Restructuring accrual	71	138
Other long-term liabilities	842	692
Total non-current liabilities	1,846	1,757

Shareholders’ equity:
Common stock	2,491	2,490
Additional paid-in capital	23,040	22,652
Retained earnings	12,324	14,893
Total shareholders’ equity	37,855	40,035
Total liabilities and shareholders’ equity	$68,943	$85,271

See notes to condensed consolidated financial statements.

Analysts International Corporation

Condensed Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Revenue:
Professional services provided directly	$50,116	$59,938	$169,018	$183,275
Professional services provided through subsuppliers	2,891	13,709	31,217	44,651
Product sales	9,610	19,898	27,175	43,975
Total revenue	62,617	93,545	227,410	271,901

Expenses:
Cost of services provided directly	39,167	47,936	133,275	146,372
Cost of services provided through subsuppliers	2,796	13,181	30,100	42,881
Cost of product sales	8,899	18,289	24,682	39,784
Selling, administrative and other operating costs	11,780	14,105	38,409	43,478
Restructuring and other severance-related costs	291	337	2,659	1,759
Amortization of intangible assets	235	266	793	799
Total expense	63,168	94,114	229,918	275,073

Operating loss	(551)	(569)	(2,508)	(3,172)

Non-operating income	27	227	97	251
Interest expense	(8)	(100)	(143)	(243)

Loss before income taxes	(532)	(442)	(2,554)	(3,164)

Income tax expense	6	6	15	34

Net loss	$(538)	$(448)	$(2,569)	$(3,198)

Per common share:
Basic loss	$(.02)	$(.02)	$(.10)	$(.13)
Diluted loss	$(.02)	$(.02)	$(.10)	$(.13)

Average common shares outstanding	24,913	25,056	24,913	24,917
Average common and common equivalent shares outstanding	24,913	25,056	24,913	24,917

See notes to condensed consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Cash flows from operating activities
Net loss	$(2,569)	$(3,198)
Adjustments:
Depreciation	1,183	1,283
Amortization of intangible assets	793	799
Stock based compensation	389	805
Loss on asset disposal	43	3
Settlement of pre-acquisition contingency	—	(198)
Changes in:
Accounts receivable	15,187	(5,704)
Prepaid expenses and other assets	610	(160)
Accounts payable	(6,967)	3,189
Salaries and vacations	(2,914)	(1,852)
Other accrued expenses	(487)	(553)
Deferred revenue	(987)	264
Restructuring accrual	(1,598)	(119)
Deferred compensation	(1,424)	319
Net cash provided by (used in) operating activities	1,259	(5,122)

Cash flows from investing activities:
Expended for property and equipment additions	(1,063)	(1,024)
Proceeds from property and equipment sales	—	1
Net cash used in investing activities	(1,063)	(1,023)

Cash flows from financing activities:
Net change in line of credit	(121)	6,240
Payments of capital lease obligations	(80)	—
Purchase of common stock	—	(191)
Net cash (used in) provided by financing activities	(201)	6,049

Net decrease in cash and cash equivalents	(5)	(96)

Cash and cash equivalents at beginning of period	91	179

Cash and cash equivalents at end of period	$86	$83

See notes to condensed consolidated financial statements.

Analysts International Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of Significant Accounting Policies

Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and notes required by Generally Accepted Accounting Principles in the United States of America (GAAP) for complete financial statements.  Similarly, the December 29, 2007 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by GAAP.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to make a fair statement of the consolidated financial position, results of operations and cash flows of Analysts International Corporation for the interim periods presented.  Operating results for the periods ended September 27, 2008, are not necessarily indicative of results that may be expected for any other interim period or for the year ending January 3, 2009.  For further information, refer to the consolidated financial statements and notes included in our 2007 Form 10-K.

We operate on a fiscal year ending on the Saturday closest to December 31.  Accordingly, our fiscal quarters end on the Saturday closest to the end of the calendar quarter.  Fiscal year 2008 will include 53 weeks.  The additional week will be included in the fourth quarter of fiscal 2008.

Goodwill and Intangible Assets

In accordance with SFAS (Statement of Financial Accounting Standards) No. 142, Goodwill and Other Intangible Assets, we are required to evaluate goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired.  We currently perform the annual test as of the last day of our monthly accounting period for August.  This evaluation relies on assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  If these estimates or related assumptions change, we may be required to recognize impairment charges.  We performed our annual goodwill impairment evaluation as of August 30, 2008, and determined the fair value of our reporting units was sufficient to support the recorded goodwill.

During the three- and nine-month periods ended September 27, 2008, no intangible assets were acquired, impaired, or disposed.  Intangible assets other than goodwill consist of the following:

	September 27, 2008			December 29, 2007
(Dollars in thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer list	$13,169	$(6,831)	$6,338	$13,169	$(6,128)	$7,041
Trade name	90	(90)	—	90	—	90
	$13,259	$(6,921)	$6,338	$13,259	$(6,128)	$7,131

The customer lists are amortized on a straight-line basis over 4 to 20 years and are scheduled to be fully amortized in 2024.  Amortization is estimated to be approximately $1.0 million in 2008, $0.9 million from 2009 to 2014, $0.7 million in 2015, and less than $30,000 from 2016 to 2024.

In December of 2007, when we adopted our new business plan, we determined the Sequoia trade name was no longer going to be used indefinitely and therefore determined the trade name to have a finite life.  Use of the trade name ceased entirely during the second quarter of 2008, and, therefore, the carrying value has been fully amortized.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements.  This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements.  The provisions of SFAS No. 157 became effective for us beginning December 30, 2007.  The adoption of SFAS No. 157 did not have a material effect on our consolidated results of operations and financial condition.

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

Total stock option expense or benefit included in the consolidated statements of operations for the three- and nine-month periods ended September 27, 2008 and September 29, 2007, was an expense of $0.1 million and $0.4 million, respectively, for 2008, and expense of $15,000 and a benefit of $35,000, respectively, for 2007.  During the first quarter of 2007, in conjunction with the resignation of a former executive officer, we recorded an $81,000 reduction of expense to reverse previously recorded stock option expenses.  The tax benefit recorded for these same periods was approximately $11,000 and $42,000, respectively, for 2008, and a benefit of $4,000 and an expense of $14,000, respectively, for 2007.  The tax benefit or expense is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the three- and nine-month periods ended September 27, 2008 and September 29, 2007.

As of September 27, 2008, there was approximately $0.5 million of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted average period of 1.5 years.

As of September 27, 2008, there was approximately $6,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2004 plan.  The cost is expected to be recognized over a weighted average period of 1.1 years.  The total compensation expense related to stock awards during the three- and nine-month periods ended September 27, 2008 and September 29, 2007, was approximately $1,000 and $16,000, respectively, in 2008, and $12,000 and $0.8 million, respectively, in 2007.  During the first quarter of 2007, we recorded $0.6 million of stock compensation expense as a result of the accelerated vesting of 325,000 shares of restricted stock upon the resignation of a former executive officer.

Total equity-based compensation expense for the three- and nine-month periods ended September 27, 2008 and September 29, 2007, was approximately $0.1 million and $0.4 million, respectively, for 2008 and $27,000 and $0.8 million, respectively, for 2007.

During the three-and nine-month periods ended September 27, 2008 and September 29, 2007, we granted the following equity compensation:

	2008		2007
	Grants	Weighted Average Grant Date Fair Value	Grants	Weighted Average Grant Date Fair Value
Three months ended
Stock options	250,000	$0.55	—	$—
Stock awards	—	$—	—	$—

Nine months ended
Stock options	1,313,000	$0.58	190,321	$0.95
Stock awards	9,000	$1.38	120,071	$1.92

2.   Financing Agreements

Revolving Credit Facility

Effective April 11, 2002, we entered into an asset-based revolving credit facility with GE Capital Corporation.  This credit facility provides total availability of up to $45.0 million. At September 27, 2008, total availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $21.3 million. At September 27, 2008, we had borrowings of $1.5 million. Borrowings under this credit agreement are secured by all of our assets. The credit agreement requires that we take advances or pay down the outstanding balance on a daily basis.  We can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  The credit facility, as amended, requires an annual commitment fee of .25% of the unused portion of the facility, and an annual administration fee of $25,000. The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (5.00% on September 27, 2008) and on fixed-term advances equal to the applicable LIBOR rate plus 2.0%.  The agreement restricts, among other things, the payment of dividends and capital expenditures.  We are in compliance with all restrictive covenants.

Effective January 20, 2006, we amended the revolving credit agreement with GE Capital Corporation, extending the expiration date from October 31, 2006 to January 20, 2010.  Other modifications included the elimination of certain reserves in calculating the amount that we can borrow under the facility and changes to the definition of eligible receivables.

Capital Lease Obligation

Effective July 1, 2008, we entered into a three-year software enterprise license agreement.  The license agreement qualifies for capital lease accounting treatment which resulted in the establishment of a $0.6 million software asset and related financing liability.

3.   Shareholders’ Equity

(Dollars in thousands)	Nine Months Ended September 27, 2008

Balance at beginning of period	$40,035
Issuance of common stock	12
Restricted shares amortization	3
SFAS 123R stock option expense	374
Net loss	(2,569)
Balance at end of period	$37,855

On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock.  On July 26, 2007, we amended our credit agreement with GE Capital to allow us to use up to $5.0 million for repurchase of our common stock.  The timing of the repurchases is based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate uses for cash.  Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements.  Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital, which restricts repurchases based on our borrowing availability under the credit agreement and a maximum expenditure for repurchases.  As of September 27, 2008, we have repurchased 109,000 shares of our common stock at an average price of $1.72 per share under this authorization.  We made no repurchases pursuant to this plan during the three- and nine-months ended September 27, 2008.

4.   Loss Per Share

Basic and diluted loss per share is presented in accordance with SFAS No. 128, Earnings per Share.  Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Options to purchase approximately 2,466,000 and 1,494,000 shares of common stock were outstanding at September 27, 2008 and September 29, 2007, respectively.  All options were considered anti-dilutive and excluded from the computation of common equivalent shares at September 27, 2008, and September 29, 2007, because we reported a net loss.  The computation of basic and diluted loss per share for the three- and nine-months ended September 27, 2008 and September 29, 2007, is as follows:

	Three Months Ended		Nine Months Ended
(Dollars in thousands, except per share amounts)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net loss	$(538)	$(448)	$(2,569)	$(3,198)
Weighted-average number of common shares outstanding	24,913	25,056	24,913	24,917
Dilutive effect of equity compensation plan awards	—	—	—	—
Weighted-average number of common and common equivalent shares outstanding	24,913	25,056	24,913	24,917
Net loss per share:
Basic	$(.02)	$(.02)	$(.10)	$(.13)
Diluted	$(.02)	$(.02)	$(.10)	$(.13)

5.   Restructuring

All of the restructuring and other severance-related charges in 2008 are related to the implementation of our business transformation plan that was announced in January 2008.  We recorded workforce reduction and office closure/consolidation charges for the three- and nine-month periods ended September 27, 2008 of $0.3 million and $2.7 million, respectively.  Of these charges, $0.4 million and $2.5 million of expense related to severance and severance-related charges for the three- and nine months ended September 27, 2008, and an expense reduction of $0.1 million and an expense of $0.2 million related to adjustments and closures of offices that we closed for the three- and nine-month periods ended September 27, 2008, respectively.

A summary of the activity in the restructuring accrual account for the nine months ended September 27, 2008 is as follows:

(Dollars in thousands)	Workforce Reduction	Office Closure/ Consolidation	Total
Balance at December 29, 2007	$1,698	$340	$2,038
Additional restructuring charges	2,427	232	2,659
Cash expenditures	(3,947)	(303)	(4,250)
Non-cash charges	—	(7)	(7)
Balance at September 27, 2008	$178	$262	$440

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Headquartered in Minneapolis, Minnesota, Analysts International Corporation (AIC) is a diversified IT services company. In business since 1966, we have sales and customer support offices in the United States and Canada.  For a more complete description of our business, please refer to our Annual Report on Form 10-K for the fiscal year ending December 29, 2007.

Overview of Results of 2008 Operations

During the first nine months of 2008, we have focused on reducing our selling, administrative and other expenses, making the investments required to increase our mix of higher-margin services and exiting our lowest-margin and non-core lines of business.  The sale of Symmetry, the discontinuation of our staffing relationship with one of our largest staffing accounts and the reductions in our selling, administrative and other expenses are consistent with the plans we outlined in January 2008 to restore the Company to profitability and increase shareholder value, and they mark important steps in the continued transformation of our business.

•                       Total revenue for the three- and nine-month periods ended September 27, 2008 was $62.6 million and $227.4 million, respectively, a 33.1% and 16.4% decline when compared to $93.5 million and $271.9 million during the periods ended September 29, 2007.  The decrease in overall revenue is largely the result of our exit from non-core and low margin lines of business.  Early in the third quarter of 2008, we sold Symmetry Workforce Solutions (Symmetry), our managed services business, and discontinued our staffing relationship with one of our large staffing accounts.  Together, business through Symmetry and the large staffing account represented approximately $15.0 million of our quarterly revenues and $60.0 million of our annualized revenues.  The remaining decrease in revenue is due to a reduction in product sale activity and lower headcount in our staffing business which was partially offset by an overall increase in billing rates.

•                       Gross margin (revenues less the cost of services and products divided by revenues) has improved from 15.1% and 15.8% for the three- and nine-month periods ended September 29, 2007 to 18.8% and 17.3 % for the three- and nine-month periods ended September 27, 2008 due to our focus on providing higher-margin solutions orientated services and exiting low-margin lines of business.

•                       Selling, administrative and other expenses declined by $2.3 million and $5.1 million for the three- and nine-month periods ended September 27, 2008, respectively, when compared to the comparable periods of 2007, primarily due to our efforts to reduce costs as part of our business transformation plan and reduced commission expense due to the decrease in business volume.

The following tables illustrate the relationship between revenue and expense categories for the three- and nine-month periods ended September 27, 2008 and September 29, 2007 and a count of administrative employees and technical consultants as of September 27, 2008 and September 29, 2007.

RESULTS OF OPERATIONS, THREE-MONTH PERIODS ENDED SEPTEMBER 27, 2008 VS. SEPTEMBER 29, 2007

	Three Months Ended		Three Months Ended
	September 27, 2008		September 29, 2007		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Professional services provided directly	$50,116	80.0%	$59,938	64.1%	$(9,822)	(16.4)%
Professional services provided through subsuppliers	2,891	4.6	13,709	14.6	(10,818)	(78.9)
Product sales	9,610	15.4	19,898	21.3	(10,288)	(51.7)
Total revenue	62,617	100.0	93,545	100.0	(30,928)	(33.1)

Expenses:
Cost of services provided directly	39,167	62.5	47,936	51.2	(8,769)	(18.3)
Cost of services provided through subsuppliers	2,796	4.5	13,181	14.1	(10,385)	(78.8)
Cost of product sales	8,899	14.2	18,289	19.5	(9,390)	(51.3)
Selling, administrative and other operating costs	11,780	18.8	14,105	15.1	(2,325)	(16.5)
Restructuring, severance, and other related expenses	291	0.5	337	0.4	(46)	(13.6)
Amortization of intangible assets	235	0.4	266	0.3	(31)	(11.7)
Total expenses	63,168	100.9	94,114	100.6	(30,946)	(32.9)

Operating loss	(551)	(0.9)	(569)	(0.6)	(18)	(3.2)

Non-operating income	27	0.0	227	0.2	(200)	(88.1)
Interest expense	(8)	0.0	(100)	(0.1)	(92)	(92.0)

Loss before income taxes	(532)	(0.9)	(442)	(0.5)	90	20.4

Income tax expense	6	0.0	6	0.0	0	0.0

Net loss	$(538)	(0.9)%	$(448)	(0.5)%	$90	20.1%

RESULTS OF OPERATIONS, NINE-MONTH PERIODS ENDED SEPTEMBER 27, 2008 VS. SEPTEMBER 29, 2007

	Nine Months Ended		Nine Months Ended
	September 27, 2008		September 29, 2007		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Professional services provided directly	$169,018	74.3%	$183,275	67.4%	$(14,257)	(7.8)%
Professional services provided through subsuppliers	31,217	13.7	44,651	16.4	(13,434)	(30.1)
Product sales	27,175	12.0	43,975	16.2	(16,800)	(38.2)
Total revenue	227,410	100.0	271,901	100.0	(44,491)	(16.4)

Expenses:
Cost of services provided directly	133,275	58.6	146,372	53.8	(13,097)	(8.9)
Cost of services provided through subsuppliers	30,100	13.2	42,881	15.8	(12,781)	(29.8)
Cost of product sales	24,682	10.9	39,784	14.6	(15,102)	(38.0)
Selling, administrative and other operating costs	38,409	16.9	43,478	16.0	(5,069)	(11.7)
Restructuring, severance, and other related expenses	2,659	1.2	1,759	0.7	900	51.2
Amortization of intangible assets	793	0.3	799	0.3	(6)	(0.8)
Total expenses	229,918	101.1	275,073	101.2	(45,155)	(16.4)

Operating loss	(2,508)	(1.1)	(3,172)	(1.2)	(664)	(20.9)

Non-operating income	97	0.0	251	0.1	(154)	(61.4)
Interest expense	(143)	0.0	(243)	(0.1)	(100)	(41.2)

Loss before income taxes	(2,554)	(1.1)	(3,164)	(1.2)	(610)	(19.3)

Income tax expense	15	0.0	34	0.0	(19)	(55.9)

Net loss	$(2,569)	(1.1)%	$(3,198)	(1.2)%	$(629)	(19.7)%

Personnel:
Management and Administrative	274		379		(105)	(27.7)%
Technical Consultants	1,472		2,138		(666)	(31.2)%

Revenue

Revenue from services provided directly by our employees declined during the three- and nine-month periods ended September 27, 2008 by 16.4% and 7.8%, respectively, over the comparable period last year.  The decline in revenue was primarily due to our decision to discontinue our relationship with one of our large staffing accounts and a reduction in the number of billable technical consultants which was partially offset by an increase in overall billing rates of 13.1% and 7.4% for the three- and nine-month periods ended September 27, 2008, compared to the three- and nine month periods ended September 29, 2007, respectively.  Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 78.9% and 30.1%, respectively, over the comparable periods last year primarily due to the sale of Symmetry early in the third quarter of 2008.  Product sales during the three- and nine-month periods ended September 27, 2008, declined by 51.7% and 38.2%, respectively, over the comparable periods last year due to an overall reduction in business volume.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants.  This category of expense as a percentage of direct services revenue was 78.2% and 78.9%, respectively, for the three- and nine-month periods ended September 27, 2008, compared to 80.0% and 79.9%, respectively, for the comparable periods a year ago.  The decrease in the expense as a percentage of direct services revenue for the three- and nine-month periods is a result of increasing the bill rates that we charge our customers in excess of the payroll and benefit rates we incur for our billable consultants.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 96.7% and 96.4% for the three- and nine-month periods, respectively, ended September 27, 2008, compared to 96.1% and 96.0% for the comparable periods a year ago.  The increase in the expense as a percentage of subsupplier revenue is a result of increased costs from our subsuppliers.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products.  This category of expense, as a percentage of product sales, was 92.6% and 90.8% for the three- and nine-month periods, respectively, ended September 27, 2008, compared to 91.9% and 90.5% for the three- and nine-month periods a year ago.  The increase in expense as a percentage of revenue is a result of the mix of product sales between the comparable periods.

Selling, Administrative and Other Operating Costs

Selling, administrative and other operating (SG&A) costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased $2.3 million and $5.1 million from the comparable three- and nine-month periods, respectively, in 2007 and represented 18.8% and 16.9% of total revenue for the three- and nine-month periods, respectively, ended September 27, 2008, compared to 15.1% and 16.0% for the comparable periods in 2007.  SG&A expenses decreased primarily due to the reduction in expenses as a result of execution of the business transformation plan and a reduction of sales and recruiting expense due to the decrease in business volume for the three- and nine-month periods ended September 27, 2008, respectively, compared to the three- and nine-month periods ended September 29, 2007.  The remainder of the decrease for the nine months ended September 27, 2008, is due to the reduction in business volume.

Restructuring, Severance, and Other Related Expense

During the three- and nine-month periods ended September 27, 2008, we recorded restructuring, severance, and other related expenses totaling $0.3 million and $2.7 million, respectively.  The expenses recorded were a continuation of the restructuring commenced in December of 2007 as part of the implementation of our business transformation plan.

Non-Operating Income

Non-operating income decreased by $0.2 million and $0.2 million during the three- and nine-month periods, respectively, ended September 27, 2008, as compared to the comparable periods of 2007.  The comparable three- and nine-month periods in 2007 included a $0.2 million non-cash item resulting from the return of 124,654 shares of our common stock from an escrow account following the departure of two of the principles of a company we acquired in 2005.

Interest Expense

Interest expense decreased by $0.1 million and $0.1 million for the three-and nine-month periods ended September 27, 2008, respectively, due to a decrease in average borrowings to $0.6 million and $3.2 million during the three- and nine-month periods ended September 27, 2008, respectively, from $4.9 million and $3.9 million during the three- and nine-month periods ended September 29, 2007, respectively.  Additionally, a reduction in the interest rates from 7.75% at the end of the third quarter 2007 to 5.00% at the end of the third quarter 2008 reduced the amount of interest expense.

Income Taxes

During the three- and nine-month periods ended September 27, 2008, we recorded a charge for income taxes related to subsidiaries where profitability was achieved and state taxes were expected.  We recorded no additional income tax expense or benefit because any tax expense or benefit which would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our technical consulting staff levels finished the quarter at 1,472, a 31.2% reduction from the comparable quarter last year.  The decline in technical consulting staff levels is due to a reduction of approximately 320 billable consultants as a result of the transfer of our existing contract with one of our largest staffing accounts to other suppliers and an overall decline in business volume.  The decline in management and administrative personnel is due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations.  The reported technical consulting staff levels exclude approximately 100 billable headcount in Medical Concepts Staffing, our medical staffing business, due to the separate industry focus of that business.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

	September 27,	December 29,	Increase	Percentage Increase
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)

Cash and cash equivalents	$86	$91	$(5)	(5.5)%
Accounts receivable	51,110	66,074	(14,964)	(22.6)
Other current assets	1,551	2,101	(550)	(26.2)
Total current assets	$52,747	$68,266	$(15,519)	(22.7)%

Accounts payable	$20,667	$27,780	$(7,113)	(25.6)%
Salaries and vacations	3,971	6,885	(2,914)	(42.3)
Line of credit	1,466	1,587	(121)	(7.6)
Restructuring accrual current	369	1,900	(1,531)	(80.6)
Other current liabilities	2,769	5,327	(2,558)	(48.0)
Total current liabilities	$29,242	$43,479	$(14,237)	(32.7)%

Working capital	$23,505	$24,787	$(1,282)	(5.2)%
Current ratio	1.80	1.57	0.23	14.6

Total shareholders’ equity	$37,855	$40,035	$(2,180)	(5.4)%

Cash Requirements

During the three-and nine-month periods ended September 27, 2008, we made total payments of approximately $43.2 million and $140.9 million, respectively, to pay our employee’s wages, benefits and associated taxes and to purchase product from our vendors.  We also made payments during the three- and nine-month periods ended September 27, 2008 of approximately $20.3 million and $78.7 million, respectively, to pay vendors who provided billable technical resources to our clients through us.  We made payments during the three- and nine-month periods ended September 27, 2008 of approximately $7.0 million and $21.7 million, respectively, to fund other operating expenses such as our employee expense reimbursement, office space rental and utilities.  We made payments of approximately $0.8 million and $4.6 million to fund severance, restructuring, and other related charges during the three- and nine-month periods ended September 27, 2008, respectively.

The cash to fund these payments comes almost exclusively from our collection of amounts due to us for services rendered to our clients ($70.2 million and $241.4 million in the three- and nine-month periods ended September 27, 2008, respectively).  During the third quarter, we also increased our line of credit balance by $0.1 million.  Generally, payments made to fund the day-to-day operation of our business are due and payable regardless of the rate of cash collections from our clients.  While we do not anticipate such an occurrence, a significant decline in the rate of collections from our clients, or an inability to timely invoice and therefore collect from our clients, could rapidly increase our need to borrow cash in order to fund the operations of our business.

Sources and Uses of Cash and Our Credit Facility

Cash and cash equivalents at September 27, 2008 remained stable from December 29, 2007. Our primary need for working capital is to support accounts receivable resulting from our business and to fund the lag time between payroll disbursement and receipt of fees billed to clients.  Historically, we have been able to support internal growth in our business with internally generated funds and use of our credit facility.

Our asset-based revolving credit agreement provides us with up to $45.0 million of availability.  At September 27, 2008, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $21.3 million.  Borrowings under the credit agreement are secured by all of our assets.  This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise.  We believe we will be able to continue to meet the requirements of this agreement for the foreseeable future.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily.  However, we can request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit.  Effective August 5, 2004, we amended our credit agreement and modified certain terms of the agreement.  The amendment reduced the annual commitment fee to .25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 5.00% as of September 27, 2008, and fixed-term advances to the applicable LIBOR rate plus 2.0%.  The agreement continues, among other things, to prohibit the payment of dividends and to restrict capital expenditures.  Effective January 20, 2006, we again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010.  The amendment eliminated certain reserves in calculating the amount we can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity.  The effect of the modifications was to increase the borrowing capacity under the line by $4.0 to $5.0 million.

During the three- and nine-month periods ended September 27, 2008, we made capital expenditures totaling $0.2 million and $1.1 million, respectively, compared to $0.3 million and $1.0 million in the comparable periods ended September 29, 2007.

Working capital was $23.5 million at September 27, 2008, down $1.3 million from December 29, 2007.  The ratio of current assets to current liabilities increased by 14.6% at September 27, 2008, compared to December 29, 2007.

We believe our working capital will be sufficient for the foreseeable needs of our business.  Significant rapid growth in our business, a major acquisition, a significant lengthening of payment terms with major clients, or significant costs associated with non-operating activities could create a need for additional working capital.  An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business.  We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

Commitments and Contingencies

We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies.  We lease office facilities under non-cancelable operating leases, are engaged in license agreements with future commitments, and have deferred compensation that is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan.  Our line of credit, with an outstanding balance of $1.5 million at September 27, 2008, expires on January 20, 2010.  Our line of credit balance is treated as a current liability on our balance sheet as our agreement requires us to take advances or pay down the outstanding balance daily.

We will incur interest expense on all amounts outstanding on our line of credit at a variable interest rate.  We will incur interest expense on certain portions of our deferred compensation obligation.  Minimum future obligations on operating leases, license agreements, deferred compensation and the line of credit outstanding at September 27, 2008, are as follows:

(Dollars in thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total

Line of credit	$1,466	$—	$—	$—	$1,466

Operating leases	3,462	6,502	3,584	737	14,285

Maintenance agreements	267	400	—	—	667

Capital lease obligations	192	288	—	—	480

Deferred compensation	438	281	130	522	1,371

Total	$5,825	$7,471	$3,714	$1,259	$18,269

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

Critical Accounting Policies

In our 2007 Annual Report on Form 10-K, we identified critical accounting policies which effect our more significant estimates and assumptions used in preparing our consolidated financial statements.  We have not changed those policies previously disclosed in our Annual Report.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A  of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended,  including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking  statements include, but are not limited to, statements relating to management’s beliefs with respect to our ability to  successfully implement our business transformation plan, restore the Company to profitability and increase  shareholder value; our efforts to reduce costs; our focus on marketing our services and delivering on the needs and  expectations of our clients; the rate of cash collections from our clients; our working capital needs; and our ability to  comply with the covenants and requirements of our credit agreement. Any statement that is not based solely upon  historical facts, including strategies for the future and the outcome of events that have not yet occurred, is considered a  forward-looking statement.

All forward-looking statements in this document are based on information available to us as of the date  hereof, and we assume no obligation to update any such forward-looking statements, other than as required by law. It  is important to note that our actual results could differ materially from those in such forward-looking statements. The  forward-looking statements we make in this Quarterly Report are subject to certain risks and uncertainties that could  cause future results to differ materially from our recent results or those projected in the forward-looking statements,  including those detailed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007, filed  with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

(a)        Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer, Elmer N. Baldwin, and Chief Financial Officer, Randy W. Strobel, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that are filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

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

Item 1.A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

(a)	Exhibits—See Exhibit Index on page following signatures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION

Date: November 10, 2008	By:	/s/ Elmer N. Baldwin
Elmer N. Baldwin
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2008	By:	/s/ Randy W. Strobel
Randy W. Strobel
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

ANALYSTS INTERNATIONAL CORPORATION

FORM 10-Q

Exhibit Number	Description
^ Exhibit 10.1

Employment Agreement between the Company and Michael W. Souders, fully executed on June 27, 2008, effective July 1, 2008—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 3, 2008.

^ Exhibit 10.2

Change in Control Agreement between the Company and Michael W. Souders, fully executed on June 27, 2008, effective July 1, 2008—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 3, 2008.

^ Exhibit 10.3

Analysts International Corporation Annual Management Incentive Plan (AMIP) between the Company and Michael W. Souders, fully executed on June 27, 2008—incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed July 3, 2008.

^ Exhibit 10.4

Incentive Stock Option Agreement (Analysts International Corp. 2004 Equity Incentive Plan) between the Company and Michael W. Souders, fully executed on June 27, 2008—incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed July 3, 2008.

^ Exhibit 10.5

Incentive Stock Option Agreement (Analysts International Corp. 1999 Plan) between the Company and Michael W. Souders, fully executed on June 27, 2008—incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed July 3, 2008.

^ Exhibit 10.6

Employee Agreement between the Company and Brittany McKinney, fully executed on June 27, 2008, effective June 23, 2008—incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K, filed July 3, 2008.

^ Exhibit 10.7

Amendment No. 2 to Analysts International Corporation’s Restated Special Executive Compensation Plan—incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed July 3, 2008.

^ Exhibit 10.8

Exhibit A to Amendment No. 2 to Analysts International Corporation’s Restated Special Executive Compensation Plan—incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed July 3, 2008.

^ Exhibit 10.9

Employment Agreement between the Company and Randy W. Strobel, fully executed on August 8, 2008, effective August 25, 2008—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 12, 2008.

^ Exhibit 10.10

Change in Control Agreement between the Company and Randy W. Strobel, fully executed on August 8, 2008, effective August 25, 2008—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 12, 2008.

^ Exhibit 10.11

Analysts International Corporation Annual Management Incentive Plan (AMIP) between the Company and Randy W. Strobel, fully executed on August 8, 2008, effective August 25, 2008—incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 12, 2008.

^ Exhibit 10.12

Amended and Restated Employment Agreement between the Company and Elmer Baldwin, fully executed on August 19, 2008, effective November 1, 2007—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 22, 2008.

^ Exhibit 10.13

Change in Control Agreement between the Company and Elmer Baldwin, fully executed on August 19, 2008, effective November 1, 2007—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 22, 2008.

^ Exhibit 10.14

Amended and Restated Employment Agreement between the Company and Robert E. Woods, fully executed on August 19, 2008, effective January 1, 2008—incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 22, 2008.

^ Exhibit 10.15

Change in Control Agreement between the Company and Robert E. Woods, fully executed on August 19, 2008, effective January 1, 2008—incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 22, 2008.

+ Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

++ Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
++ Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.