Form 10-K
period 2009-01-03
ANALYSTS INTERNATIONAL CORP
filed 2009-03-31
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

Commission File number 0-4090

ANALYSTS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-0905408 (I.R.S. Employer Identification No.)
3601 West 76th Street, Minneapolis, Minnesota (Address of principal executive offices)	55435 (Zip Code)

Registrant's telephone number, including area code: (952) 835-5900

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.10 per share
(Title of class)

Common Share Purchase Rights
(Title of class)

Securities registered pursuant to Section 12(g) of the Act: NONE

         Indicate by check mark if the registrant is a well-known seasonal issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2008) was $33,632,653 based upon the closing price as reported by Nasdaq.

         As of March 25, 2009, there were 24,925,076 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.    Business.

Company Overview

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is an information technology ("IT") services company that is focused on providing configured solutions for our clients. We provide IT staffing and project based services, including application development and integration, systems integration, portals and collaboration solutions, network and infrastructure solutions, and managed services. We were incorporated under Minnesota law in 1966 and our corporate headquarters are located in Minneapolis, Minnesota.

        Our clients rely on IT to work seamlessly behind the scenes. This requires technical and intellectual resources that most organizations cannot or do not want to employ themselves. We provide our clients with just-in-time skills, knowledge and talent to deliver value specifically focused on their unique requirements. Our people are personally committed to delivering value by leveraging our collective experience, by performing to defined specifications and by operating with integrity. Our industry-specific knowledge coupled with key strategic partnerships allows our employees to work in concert with clients to transform their business.

        We recruit talented IT professionals to provide temporary, permanent and supplemental staffing to our broad portfolio of clients throughout the United States and Canada. We serve requirements ranging from the placement of highly specialized consultants at medium sized companies to high-volume temporary staffing at large clients. Our workforce is configured to meet the demands of our clients and the demands of an ever-changing IT industry. Our clients benefit from:

  •
  Our extensive network of qualified IT professionals;

  •
  Our 40 years of experience in understanding the IT industry, including the market for labor, the demands of emerging technologies, the complex requirements of large corporations, the competitive pricing and the compensation rates for quality IT professionals;

  •
  Our recruiting process which is designed to source, qualify and respond with highly-skilled and specialized IT professionals;

  •
  Our time-tested process of delivering IT professionals on demand and within the industry's highest response-time standards;

  •
  Our value-added, technology industry partnerships; and

  •
  Our company-wide commitment to quality in all aspects of the business.

        We contract with our customers to provide both short- and long-term IT staffing services primarily at client locations throughout the United States. Our typical clients are large, sophisticated organizations with complex requirements that call for knowledgeable and experienced IT people as well as highly configured and repeatable solutions. We employ dedicated account teams and consultants to work with our clients from needs assessment and business requirements, through technical design, development, implementation and support of the IT solution.

Service Offerings

  IT Staffing

        We recruit talented IT professionals to provide temporary, permanent and supplemental staffing for our clients. We serve requirements ranging from the placement of highly specialized consultants at medium sized companies to high-volume temporary staffing at large clients. We hire qualified employees, work to keep our people trained on the latest technology and stress the importance of forging long-lasting, personal connections with our clients. Our consulting teams are comprised of full-time, permanent employees, temporary and contract professionals, as well as a network of high quality subsuppliers.

  Application Solutions

        In addition to our commercial application solutions client base, we serve state and local governments through our public sector business. Our Justice and Public Safety practice helps law enforcement professionals make more informed decisions, solve crimes, combat terrorism and protect our nation's communities. Our government solutions include the following:

  •
  Justice Integration and Business Process Optimization—We connect systems to share information and automate business processes, leveraging national standards such as the National Information Exchange Model (NIEM) and other proven technologies.

  •
  Government Business Intelligence—We design and deploy systems that collect, analyze and disseminate critical information to improve situational awareness, help make informed decisions, solve crimes, combat terrorism and protect our nation's communities.

  •
  Inter-State Information Sharing—We connect systems between the states and also with the Federal Government to share justice information.

  •
  Strategic Planning—We advise clients on the optimal means to organize, plan, architect and govern technology initiatives in support of their mission and business goals.

  Lawson Solutions

        We are committed to our strategic partnership with Lawson Software. Since 1995, we have provided a full suite of enterprise resource planning ("ERP") enhancement, implementation and management services so that our clients can customize offerings to address specific technical, functional or business requirements across their enterprise.

  Microsoft Solutions

        We are committed to our strategic partnership with Microsoft. We are a Microsoft Gold Certified Partner serving enterprise to mid-size clients, as well as a National Systems Integrator ("NSI") partner. These designations signify our commitment to excellence in designing and implementing Microsoft technology.

  Infrastructure Solutions

        We deliver to our clients end-to-end infrastructure solutions that enhance productivity and better enable client-facing applications for secure, collaborative and instant communications. Our field-proven approach and integration methodology allow our clients to get more value from their investment in IT infrastructure and help them create a distinct advantage over their competition. Our core competencies include providing our clients with unified communications, data center, wireless, security and virtualization solutions.

  Managed Services

        Our local, national and global managed services delivery capabilities provide our clients with the service levels required to operate their IT infrastructure.

Symmetry Workforce Solutions Divestiture

        On July 1, 2008, we completed the sale of our vendor management systems business to COMSYS Information Technology Services, Inc. and received $0.2 million in initial cash proceeds with the potential for future earn-out payments depending on the future performance of the business.

Our Strategic Plan

        In January 2008, we announced a strategic plan (the "Plan") designed to restore the Company to profitability and increase shareholder value. We believe certain aspects of the Plan have been successful despite the sharp downturn in the overall economy. The Plan outlined our objectives on restructuring and refocusing the Company. The following provides an update on our progress:

Objective	Progress
Increase revenue, improve margins and add sales personnel in higher-margin service areas	We experienced increased revenue in our Lawson and Application Solutions service offerings and our overall total gross margin percentage increased 160 basis points in fiscal 2008 when compared to fiscal 2007
Expand our value-added services in key metro markets and strengthen relationships with technology partners	We launched Microsoft consulting practices in Colorado and Minnesota which helped strengthen our relationship with Microsoft.
Reduce corporate expenses through consolidation of back-office and other corporate overhead functions	We reduced our selling, administrative and other expenses by more than $8.3 million
Exit non-strategic, non-core lines of business	We exited our Symmetry Workforce Solutions business and we discontinued our staffing relationship with one of our largest accounts
Invest in our IT systems in order to simplify, streamline and automate our business process
We significantly improved our client billing process, installed new operational management and tools for performance management, launched a new website, created and installed collaboration tools and have begun to invest in our sales and recruiting technology infrastructure.
Attracting and retaining top talent	We have installed talented leaders in senior management, sales, service delivery, operations and back office functions throughout the organization to implement the objectives of the Plan.

        In 2009, we expanded our Plan to include additional defined goals related to our business strategy and continue to focus on key areas such as the public sector, Lawson and Microsoft Solutions. Our additional Plan objectives for 2009 include:

  •
  Management of our cash flow activity and maintenance of a strong balance sheet;

  •
  Further examination of our business to identify areas that are non-strategic or non-core to our future;

  •
  Delivering operating profits through revenue and gross margin retention from existing clients, selling, general and administrative expense reductions, performance management and controls, and new business development;

  •
  Continuing to improve our gross margins through improved pricing, better resource management and increasing the mix of solutions based business; and

  •
  Building our public sector practice to serve the expanding needs of state, local and federal government clients.

        We believe the global economic downturn will continue throughout 2009, but we also believe that executing on the objectives listed above should allow us to emerge from the current economic downturn as a stronger, more institutionally mature business that can serve as a platform for future growth.

Client Information

        Approximately 90 percent of our annual revenue is from services and products provided to our existing client base, which consists primarily of Fortune 500® companies. This high percentage of repeat business demonstrates our emphasis on client satisfaction and the development of long-term relationships with clients who have an ongoing need for the types of services we provide.

        We provide services to a wide range of industries. Our revenue for fiscal 2008 was derived from services rendered to clients in the following industry groups:

Approximate Percent of FY 2008 Revenue
Electronics/Manufacturing	31.4%
Government/Public Administration	15.7
Professional/Business Services	10.7
Financial/Insurance Services	9.1
Oil and Chemical	6.9
Telecommunications	6.0
Health Care	5.8
Merchandising	5.2
Other	9.2

        We provided services to more than 850 clients during fiscal 2008. Consistent with practices in prior years, we rendered these services predominantly on a time and materials hourly rate basis under which invoices for services rendered were typically submitted no less frequently than monthly.

        International Business Machines Corporation ("IBM") has been a significant client of ours for many years, and represents the only client relationship we have that exceeds 10% of our total revenue. The services we provide to IBM are predominantly in the area of IT staffing. The IBM business accounted for approximately 13%, 14% and 19% of our total revenue for fiscal 2008, 2007 and 2006, respectively. This decline in revenues is consistent with management's strategic plan to focus on higher value IT services.

Sales and Operations

        We provide our services principally at client locations with the support from local and regional sales and support offices. Our sales personnel serve clients in local markets as well as accounts on a national basis and generally have over ten years of experience in our industry. For our national staffing accounts, dedicated teams are assembled to serve our clients needs. For our local accounts, individuals within the region are primarily utilized to serve our clients needs. These teams are supported by a centralized sales support and administrative functions.

        Our compensation programs for sales and recruiting personnel are intended to provide incentives for higher-margin business and the delivery against our designated strategic business development goals.

        During the year ended January 3, 2009, we maintained a sales and support presence in the following locations: Austin, TX; Chicago, IL; Dallas, TX; Denver, CO; Detroit, MI; Frankfort, KY; Houston, TX; Indianapolis, IN; Iselin, NJ; Kansas City, MO; Lansing, MI; Las Vegas, NV; Lexington, KY; Minneapolis, MN; Omaha, NE; Phoenix, AZ; Raleigh/Durham, NC; Richmond, VA; Rochester, MN; St. Louis, MO; and Seattle, WA.

Personnel

        Our business is dependent on our ability to attract and retain talented personnel to serve our clients. Our staff consists of approximately 1,700 personnel. Of these, approximately 1,350 are IT professionals, 100 are medical professionals and 250 are individuals who work in sales, recruiting, delivery, administrative and support positions. We believe that our relationship with our employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. AIC is an equal opportunity employer.

Competition

        We compete with the computer consulting and/or IT staffing divisions of several large companies (including Adecco (Ajilon), MPS Group (Modis), TEKsystems, Wipro Technologies and Spherion) on a national basis. These organizations are substantially larger than us in terms of sales volume and personnel and have substantially greater financial resources.

        We also compete with other national IT services companies such as Computer Task Group, Comforce, Ciber, Inc., Comsys IT Partners, Tech Team Global and RCM Technologies, Inc.

        Our branch offices compete in local markets with numerous regional and local IT services firms. Most of these competitors are approximately the same size as or smaller than our local office, although in certain market areas they are larger than our local office.

        Principal competitive factors in the IT services business include technical expertise, the ability to hire quality technical personnel on a timely basis, responsiveness to clients' staffing needs in a broad spectrum of skill sets, reputation, credibility, service delivery models and tools, and bill rates. We believe we are competitive in all these respects.

Available Information

        We maintain our website at www.analysts.com and make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, in the Investor Relations section of the website as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC").

Other Matters

        Our principal executive office is located in Minneapolis, Minnesota. Raw materials, seasonality, compliance with environmental protection laws, and patents, trademarks, licenses, franchises, research and development and other concessions are not material to an understanding of our business. No portion of our business is subject to re-negotiation of profits at the election of the government. No material governmental approval is required for any of our principal products and services and no existing or probable governmental regulations are material to an understanding of our business. Backlog is not material because nearly all of the Company's contracts for services, including contracts with the government (which in the aggregate are not material), are terminable by either the client or the Company on notice of 30 days or less.

Item 1A.    Risk Factors

If the economic downturn worsens or is prolonged, it would likely have a negative affect on our clients and their levels of spending, cause our revenues to decline, adversely affect our results of operations, cash flows and financial condition and negatively affect our ability to execute the Plan.

        The U.S. and global economies have entered into a recession as a result of deterioration in the credit markets and the related financial crises, as well as a variety of other factors. The economic downturn has resulted in and is likely to continue to result in reductions in technology and other discretionary spending by some of our clients, which has resulted in and is likely to continue to result in reductions in our business. Our results of operations are affected by the level of business activity of our clients, which in turn, is affected by the regional and global economic conditions in which they operate. If our customers delay or cancel spending on the IT projects, that decision could result in reduction in sales of our services and products, longer sales cycles and increased price competition. There can be no assurances that government responses to the disruptions in the financial markets will restore spending to previous levels. Any continued or prolonged economic downturn could negatively impact our results of operations, cash flows and financial condition, as well as our ability to execute the Plan.

        Our business depends on our ability to successfully obtain payment from our clients. We evaluate the financial condition of our clients, bill the clients, and typically collect within a reasonable time period. We maintain allowances against receivables, but actual losses on client balances could differ from those estimates. The current financial crisis has made it more difficult and there is no guarantee that we will accurately assess the creditworthiness of our clients. In addition, timely collection of client balances depends on the business health of our client. As a result, any continued or prolonged economic downturn could result in our clients seeking to extend payment terms, delay payments, to enter into bankruptcy or liquidation, any of which would negatively impact our ability to collect client balances on a timely basis which would negatively impact our results of operations, cash flows and financial condition.

Intense competition within the IT staffing industry may result in a loss of market share and could adversely affect our business.

        The market for our services is extremely competitive. Intense price competition in the area of IT staffing, continued pressure on billing rates, and customers' continued requests for lower cost models for IT staffing services will continue to pressure and, in some cases, could adversely impact our operating results. Management expects that clients will continue, for the foreseeable future, to request lower cost offerings for IT staffing services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts and the use of offshore resources. Our ability to respond to customer requests for lower pricing or to provide other low-cost solutions in this area of our business will have a direct effect on our performance. We are also experiencing pressure from some clients who desire to utilize companies with larger market capitalization than ours for their IT staffing needs, requiring us to look for internal and external revenue growth opportunities. We expect competitive conditions in the area of IT staffing services to continue for the foreseeable future.

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

Our success is directly dependent on our ability to attract and retain qualified technical consultant personnel. Increased competition for these individuals may adversely affect our business.

        Our ability to quickly identify, attract and retain qualified technical consultant personnel, especially during an economic recovery, will affect our results of operations and our ability to grow in the future. Competition for qualified personnel is intense. If we are unable to hire the talent required by our clients in a timely, cost-effective manner and with mutually beneficial pay rates and benefit packages, it will affect our ability to grow the business and improve our financial performance.

We may be unsuccessful in executing the Plan and restoring the company profitability and increasing shareholder value.

        We announced the Plan in January 2008 to restore profitability and increase shareholder value. The Plan requires us to achieve several objectives such as:

  •
  increasing revenue, improving margins and adding sales personnel in higher-margin service areas;

  •
  expanding our value-added services in key metro markets;

  •
  strengthening relationships with technology partners;

  •
  reducing corporate expenses through consolidation of back-office and other corporate overhead functions;

  •
  exiting non-strategic, non-core lines of business;

  •
  investing in our IT systems in order to simplify, streamline and automate our business process;

  •
  attracting and retaining top talent;

  •
  managing our cash flow and maintaining a strong balance sheet;

  •
  delivering operating profits;

  •
  continue to improve our gross margins; and

  •
  building our public sector practice.

        Our ability to increase revenues, improve margins, and increase higher-margin services areas may be limited as long as our clients continue to be impacted by the economic downturn. In addition, we may be unsuccessful in our ability to expand into key metro markets, strengthen relationships with technology partners and successfully exit non-strategic, non-core lines of businesses. If we are unable to achieve one or more of objectives listed above, we may fail to restore profitability and increase shareholder value.

Our ability to manage our working capital and our credit facility is critical to our success.

        From time to time, our operations may require more cash than is available from operations. In these circumstances, it may be necessary to borrow from credit facilities. Our ability to obtain financing in the future through credit facilities will be affected by several factors including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions. An inability to obtain additional working capital on terms reasonably acceptable to us or access to our existing credit facility, should it be required, could have an adverse material effect on our business. We believe our working capital and the availability under our existing credit facility will be sufficient for the foreseeable needs of our business. Significant changes in our business or cash outflows from operations could create a need for additional working capital. We may be unable to obtain necessary financing on terms reasonably acceptable to us. Reflecting the concern about the stability of the financial markets generally, many lenders and institutional investors have reduced, and in some cases ceased to provide, funding to borrowers. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. Our ability to maintain and invest in our business requires sufficient bank credit lines to support short-term borrowings. If we are unable to continue to access the capital markets through short-term borrowings, we could experience a material adverse effect on our business and financial results. Our $45.0 million credit line, which expires on January 20, 2010, includes a number of financial and operating restrictions. These provisions may limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions on may otherwise adversely affect our business. Further, there is no assurance we will be able to obtain a replacement line of credit and financing on acceptable terms, if at all. Failure to comply with the requirements of our credit agreement could have a material adverse effect on our business. A failure to obtain a replacement line of credit on acceptable or commercially reasonable terms would also have a material adverse effect on our business.

The loss of the services of one or more of our key personnel or the inability to attract key personnel could weaken our ability to deliver quality services and could adversely affect our business.

        We are substantially dependent on certain key employees. We are dependent on the services of our executive management team to direct efforts related to execution of the Plan. We are also dependent on certain personnel to maintain critical existing client relationships and attract new business. The loss of one or more of these key personnel could have an adverse effect on our operations, including our ability to execute the Plan, maintain existing client relationships and attract new clients in the context of changing economic or competitive conditions. If we are unable to attract and retain key personnel to perform these services, our business, results of operations and financial condition could be adversely affected.

If we are unable to satisfy the Nasdaq Global Market's continued listing requirements, including a minimum price per share of $1.00, our common stock may be delisted, which would likely impair the liquidity and the value of our common stock.

        As of March 25, 2009, the closing bid price of our common stock on the Nasdaq Global Market was $0.41, which is below the minimum $1.00 bid price requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 4450(a)(5), or the Rule. Given the current extraordinary market conditions, Nasdaq has announced a temporary moratorium on enforcement of the Rule. This moratorium is in effect until July 20, 2009 but there can be no assurance that Nasdaq will extend it.

        If we are not able to regain compliance by the time the Rule is reinstated, Nasdaq will provide us with an initial notice that our common stock will be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification. If we were to fail to regain compliance within 180 calendar days, we would receive written notice of delisting from Nasdaq, which we could then appeal to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules. Alternatively, we might be permitted under Nasdaq rules to transfer the listing of our common stock to the Nasdaq Capital Market if our common stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on such market. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we would be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on the Nasdaq Capital Market.

        If our common stock is delisted from the Nasdaq Global Market and the Nasdaq Capital Market, trading in our common stock would likely be conducted on the OTC Bulletin Board, a regulated quotation service. If our common stock is delisted from Nasdaq, the liquidity of our common stock may be reduced, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Delisting could also result in a loss of confidence by our suppliers, customers and employees.

Forward-Looking Statements

        This Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) about: (i) our expectations and beliefs with respect to the recession, the volatility of the capital markets, the tightening of lending standards in the credit markets, and the general downturn in the global economy, as well as our assumptions with respect to the impact these economic conditions will have on our business, including an expectation of a reduction in business volume, (ii) our Plan and the objectives of the Plan, including certain expense reduction initiatives and the planned expansion into new geographic markets, (iii) our expectations with respect to growing our business and achieving profitability, (iv) our expectations with respect to demand for our services and continuing pressure from clients to request lower cost offerings for IT staffing services, (v) our expectations with respect to competition in our industry and our ability to compete, (vi) our beliefs regarding the adequacy of our working capital and our ability to meet the requirements of our credit facility or to obtain a replacement credit facility on commercially reasonable terms, and (vii) our expectations with respect to our financial results and operating performance. You can identify these statements by the use of words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will," and other words and terms of similar meaning or import in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are: (i) our inability, in whole or in part, to implement or execute the Plan, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a national basis with other companies in our industry by responding to our customers' varied staffing needs, (iv) our inability to maintain key client relationships, (v) our inability to attract or retain key personnel (vi) our inability to reduce operating costs, (vii) our inability to comply with the covenants in our credit facilities or inability to obtain a credit facility on commercially reasonable terms, (viii) a prolonged or worsened downturn in the national or global economy, and (ix) our inability to effectively manage accounts receivable, as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Annual Report on Form 10-K for fiscal year 2008, especially in the Management's Discussion and Analysis section, our most recent Quarterly Report on Form 10-Q and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-K are based on information available to us as of the date hereof. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building in which we lease approximately 53,000 square feet. This lease is set to expire in May 2012. All other locations are held under leases with varying expiration dates ranging from 1 month to 6 years.

Item 3.    Legal Proceedings.

        There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation and other matters incidental to the business.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

a)    Market Information

        Our common shares are traded on The Nasdaq Global Market under the symbol ANLY. The table below sets forth for the periods indicated the high and low intraday sales prices for our common stock as reported by Nasdaq.

	Market Range
	High	Low
Fiscal Year Ended January 3, 2009

Fourth Quarter	$1.50	$0.32
Third Quarter	1.64	1.00
Second Quarter	1.80	1.30
First Quarter	1.70	1.08

Fiscal Year Ended December 29, 2007

Fourth Quarter	$1.75	$1.05
Third Quarter	1.91	1.50
Second Quarter	1.96	1.55
First Quarter	1.99	1.66

b)    Holders of our Common Equity

        As of March 25, 2009, there were approximately 988 shareholders of record of our common stock.

c)    Dividends

        Our credit agreement with GE Capital Corporation prohibits the payment of dividends. We have not declared or paid dividends on our common stock during the last five fiscal years and currently have no intention of initiating a dividend paying policy.

d)    Stock Performance

        Not applicable.

e)    Issuer Purchases of Equity Securities

        We did not engage in any repurchases of our common stock during the fourth quarter of the fiscal year ended January 3, 2009.

Item 6.    Selected Financial Data.

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under "Forward-Looking Statements" and elsewhere in this Annual Report on Form 10-K, including the "Risk Factors" described in Item 1A.

  Our Business

        We are an IT services company that is focused on providing configured solutions for our clients. We provide IT staffing and project based services, including application development and integration, systems integration, portals and collaboration solutions, network and infrastructure solutions, and managed services.

        The demand for our services is heavily dependent on IT spending by major corporations, organizations and government entities in the markets and locations that we serve. The pace of technological change and changes in business requirements and practices of our clients all have a significant impact on the demand for our services. Competition for new engagements and pricing pressure has been strong. During the second half of 2008, we noticed a decrease in the demand for our services, primarily in our high volume IT staffing clients and our value-added reseller business. We also have noticed that our solutions related projects have longer sales cycles and are being deferred by our clients. We anticipate this weakness in market demand to continue for most of if not all of 2009.

        We are determined to become a more focused IT professional services organization. We are intentionally eliminating or divesting non-strategic, non-core service offerings and lines of business. In 2009, we intend to operate as a smaller enterprise that is focused on returning to operating profitability. We continue to execute on our Plan which we believe will allow us to emerge from the current economic downturn as a stronger, more institutionally mature business that can serve as a platform for future growth.

        The success of our business depends primarily on the volume of assignments and projects we secure, the bill and contract rates for those assignments and projects, the costs of the consultants that provide the services and the quality and efficiency of our sales, recruiting and administrative functions. We are also dependent on the client demand for infrastructure solutions which impacts our value added reseller business and acceptable pricing and terms from our channel partners. Our extensive network of qualified IT professionals, our over 40 years of IT industry experience, our recruiting process, our ability to deliver on demand, our value-added technology industry partnerships and our overall commitment to quality are factors that we believe are key to the success of our business. Factors outside of our control, such as the demand for IT staffing and solutions, available credit and capital for our clients, general economic conditions and the supply of qualified consultants, will also affect our success.

        Our revenue is primarily driven by bill rates and billable hours. Most of our billings for our staffing and solutions services are on a time-and-materials basis, which means we bill our clients based on contracted bill rates for the number of hours that each of our consultant's works on a project. Hourly bill rates are typically determined based on the level of skill and experience of the consultants assigned and the supply and demand in the current market for those qualifications. General economic conditions, macro IT and professional service expenditure trends and competition may create pressure on our pricing. Increasingly, large customers, including those with preferred supplier arrangements, have been seeking pricing discounts in exchange for higher volumes of business or maintaining existing levels of business. Billable hours are affected by numerous factors, such as the quality and scope of our service offerings and competition at the national and local levels. We also generate revenue from product sales which are generally recorded when the product is delivered and revenue from fixed price engagements which are generally recorded on a percentage of completion basis over the life of the project.

        Our principal operating expenses are the cost of providing our services through the use of our employee consultants or subsupplier consultants, product costs and selling, administrative and other operating costs. Cost of services is comprised primarily of the costs of consultant labor, including employees, subsuppliers and independent suppliers, and related employee benefits. We compensate most of our consultants only for the hours that we bill to our clients, which allows us to better match our labor costs with our revenue generation. For certain of our service offerings, our consultant employees are retained on a salaried basis which requires us to maintain effective utilization of those consultants. With respect to our consultant employees, we are responsible for employment-related taxes, medical and health care costs and workers' compensation. Labor costs are sensitive to shifts in the supply and demand of our consultants, as well as increases in the costs of benefits and taxes.

        The principal components of selling, administrative and other operating costs are management, administrative staff, sales and recruiting salaries, sales and recruiting commissions, facility rent and related costs and depreciation expense. We maintain centralized support functions for our local and regional locations including sales support, financial, internal technology, human resources, and legal.

        Our fiscal year ends on the Saturday closest to December 31st. Therefore, the fiscal year-ends for 2008, 2007 and 2006 were January 3, 2009, December 29, 2007, and December 30, 2006, respectively. Fiscal year 2008 contains 53 weeks, whereas fiscal years 2007 and 2006 contain 52 weeks. The additional week in fiscal 2008 did not have a material impact on our results of operations.

  Overview of Fiscal 2008 Results

        During fiscal 2008, we focused on increasing our mix of higher-margin services, exiting out of low-margin, non-core lines of business and reducing our selling, administrative and other expenses. The sale of Symmetry, the discontinuation of our staffing relationship with one of our largest staffing accounts and the expected annualized reduction of over $8.0 million in our selling, administrative and other expenses are consistent with the Plan to restore us to profitability. We also launched Microsoft practice offerings in select locations and invested our technology infrastructure, sales team and leadership. We believe all of these items are important steps in the continued transformation of our business. Our results of operations, however, have been negatively impacted in fiscal 2008 by the uncertain economic environment.

        The decrease in revenue in fiscal 2008 is a result of the negative impact the economic environment has had on the demand for IT professional services, staffing and products and our planned exit from non-core and low-margin lines of business. Early in the third quarter of fiscal 2008, we sold Symmetry, our managed staffing business, to Comsys and discontinued our staffing relationship with one of our large staffing accounts. Together, business through Symmetry and the large staffing account represented approximately $15 million in quarterly revenue and $60 million in annualized revenue.

        Gross margins as a percent of revenue increased due to the impact of implementing our strategy of exiting low margin lines of business and accounts and the reduction in lower margin product sales.

        Selling, administrative and other operating ("SG&A") expenses declined in fiscal 2008 due largely to reducing our operating costs as part of the Plan and the reduction in business volume.

        The fiscal 2008 loss also include a non-cash charge of $6.3 million to write-off goodwill and a $3.3 million charge for restructuring, severance and other consulting costs.

        We generated cash from operations of $5.4 million for fiscal 2008. As of January 3, 2009, we had a cash balance of $2.3 million and no borrowings under our revolving credit facility.

RESULTS OF OPERATIONS FOR FISCAL 2008 AS COMPARED TO FISCAL 2007

        The following table illustrates the relationship between revenue and expense categories and provides a count of employees and technical consultants for fiscal 2008 versus fiscal 2007.

	Year Ended Fiscal 2008		Year Ended Fiscal 2007
					Increase (Decrease)
		% of Revenue		% of Revenue
(Dollars in thousands)	Amount		Amount		Amount	%
Revenue:
Professional services provided directly	$216,492	76.2%	$243,372	67.7%	$(26,880)	(11.0)%
Professional services provided through subsuppliers	32,674	11.5	58,339	16.2	(25,665)	(44.0)
Product sales	35,037	12.3	57,959	16.1	(22,922)	(39.5)

Total revenue	284,203	100.0	359,670	100.0	(75,467)	(21.0)

Expenses:
Cost of services provided directly	170,745	60.1	194,297	54.0	(23,552)	(12.1)
Cost of services provided through subsuppliers	31,494	11.1	55,989	15.6	(24,495)	(43.7)
Cost of product sales	31,653	11.1	51,338	14.3	(19,685)	(38.3)
Selling, administrative and other operating costs	50,087	17.6	58,347	16.2	(8,260)	(14.2)
Restructuring costs and other severance related costs	2,861	1.0	3,604	1.0	(743)	(20.6)
Intangible assets impairment	—	—	3,049	0.9	(3,049)	(100.0)
Goodwill impairment	6,299	2.2	5,500	1.5	799	14.5
Amortization of intangible assets	1,027	0.4	1,065	0.3	(38)	(3.6)

Total expenses	294,166	103.5	373,189	103.8	(79,023)	(21.2)

Operating loss	(9,963)	(3.5)	(13,519)	(3.8)	(3,556)	(26.3)

Non-operating income	121	0.0	297	0.1	(176)	(59.3)
Interest expense	(156)	0.0	(384)	(0.1)	(228)	(59.4)

Loss before income taxes	(9,998)	(3.5)	(13,606)	(3.8)	(3,608)	(26.5)

Income tax expense	136	0.1	2,606	0.7	(2,470)	(94.8)

Net loss	$(10,134)	(3.6)%	$(16,212)	(4.5)%	$(6,078)	(37.5)%

Personnel:
Management and Administrative	259		378		(119)	(31.5)%
Technical Consultants	1,348		2,093		(745)	(35.6)%

  Revenue

        Revenue from services provided directly declined 11.0% from the comparable period a year ago. The decline in revenue was primarily due to our decision to discontinue our relationship with one of our large staffing accounts and a reduction in the number of billable technical consultants which was partially offset by an 8.0% increase in overall billing rates over the prior year. Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 44.0% over the prior year primarily due to the sale of Symmetry early in the third quarter of fiscal 2008. Product sales during fiscal 2008 declined by 39.5% over the prior year due to an overall reduction in business volume.

  Cost of Services Provided Directly

        Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue was 78.9% in fiscal 2008 compared to 79.8% in the prior year. The decrease in expense as a percentage of direct services revenue is a result of our focus on delivering a greater level of higher value services. These services are delivered at higher rates which enable us to better leverage the cost of service delivery.

  Cost of Services Provided through Subsuppliers

        Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients. This category of expense as a percentage of revenue for services provided through subsuppliers was 96.4% in fiscal 2008 as compared to 96.0% in the prior year. The increase in the expense as a percentage of subsupplier revenue is a result of increased rates from our subsuppliers.

  Cost of Product Sales

        Cost of product sales represents our cost when we resell hardware and software products. This category of expense, as a percentage of product sales, was 90.3% in fiscal 2008 compared to 88.6% in the prior year. The increase in expense as a percentage of revenue is a result of the mix of product sales between the comparable periods.

  Selling, Administrative and Other Operating Costs

        SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of costs decreased approximately $8.3 million from fiscal 2007 and represented 17.6% of total revenue for fiscal 2008, compared to 16.2% in fiscal 2007. SG&A expenses decreased primarily as a result of our execution of the cost reduction aspects of our Plan and a reduction of sales and recruiting expense due to the decrease in business volume.

  Restructuring Costs and Other Severance Related Costs

        During fiscal 2008, we recorded restructuring and severance related expenses totaling $2.9 million. Of this amount, $2.6 million related to workforce reductions and severance. The remaining $0.3 million related to lease obligations and abandonment costs (net of anticipated sub-lease income) for locations where we have chosen to downsize or exit completely.

        We recorded restructuring and severance related expenses of $3.6 million during fiscal 2007. Of this amount, $3.3 million related to workforce reductions and severance. The remaining $0.3 million related to lease obligations and abandonment costs (net of anticipated sub-lease income) for locations where we have chosen to downsize or exit completely.

  Intangible Assets Impairment

        During fiscal 2007 and following the termination of the principals of Redwood Solutions Corporation ("Redwood"), a company we acquired in 2005, we experienced a gradual decline in revenue associated with a major client relationship acquired as part of that transaction. During the fourth quarter of fiscal 2007, revenue from this client relationship continued to decline, and management determined it would not attempt to re-engage with this relationship. We determined the intangible customer-based asset, which had been established when Redwood was acquired, had become impaired. As such, the asset, originally valued at $1.7 million, net of $0.3 million of accumulated amortization, was written off. This write-off resulted in an impairment charge of $1.4 million.

        On December 11, 2007, our board of directors adopted the Plan to refocus our business. As such, a decision was made to aggressively cease using the SequoiaNet.com trade name acquired in 2000. Following this decision, the SequoiaNet.com trade name, originally valued at $1.7 million, with a net recorded value of $1.6 million, was written down to its fair value. This write-down resulted in an impairment charge of $1.5 million. The remaining fair value of this trade name ($0.1 million) was amortized over the first six months of fiscal 2008, the period of time during which the trade name was expected to continue to bring value.

  Goodwill Impairment

        In the fourth quarter of 2008, we determined that events and changes in circumstances had occurred in our business that would indicate that the goodwill on our consolidated balance sheet as of January 3, 2009 may be impaired. Our forecast for operating results for future periods had declined and we experienced a significant reduction in the price of our publicly traded shares. As a result of these two events, we determined it was likely that a reduction in fair value of our reporting units had occurred. Given these indicators of potential impairment, we performed an impairment evaluation as of January 3, 2009 which considered these changes in circumstances. Based upon the results of this analysis, we recorded goodwill impairment charges totaling $6.3 million.

        In December 2007, we significantly changed our key business strategies assumed in the September 1, 2007 goodwill evaluation. Also during the fourth quarter of fiscal 2007, we experienced a significant drop in the price of our publicly traded shares. As a result of these two events, we determined it was likely that a reduction in fair value of our reporting units had occurred. Given these indicators of potential impairment, we performed another impairment evaluation at December 29, 2007 which considered these changes in circumstances. Based upon the results of this analysis, we recorded goodwill impairment charges totaling $5.5 million for fiscal 2007.

  Amortization of Intangible Assets

        Amortization of intangible assets relates primarily to our customer lists. This category of expense decreased due to the write-off of certain intangible assets in fiscal 2007 that were no longer amortized in fiscal 2008.

  Non-Operating Income

        Non-operating income decreased by $0.2 million during fiscal 2008 as compared to fiscal 2007. The prior year included a $0.2 million non-cash item resulting from the return of 124,654 shares of our common stock from an escrow account following the departure of two of the principals of Redwood.

  Interest Expense

        Interest expense decreased by approximately $0.2 million for fiscal 2008 due to a decrease in average borrowings to $2.4 million from $4.8 million in fiscal 2007. Additionally, a reduction in interest rates from 7.25% at the end of fiscal 2007 to 3.25% at the end of fiscal 2008 reduced the amount of interest expense.

  Income Taxes

        During fiscal 2008, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense associated with our net operating losses because any tax expense that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset. If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, become "more likely than not," we may be required to reverse our existing valuation allowances to realize the benefit of those assets.

        During fiscal 2007, we recorded $2.6 million of income tax expense, which relates to a $2.6 million increase to the valuation allowance to fully reserve our remaining deferred tax assets at the end of fiscal 2007.

  Personnel

        Our technical consulting staff levels finished the year at approximately 1,348, a 35.6% reduction from the prior year. The decline in technical consulting staff levels is due to a reduction of approximately 320 billable consultants as a result of the transfer of our existing contract with one of our largest staffing accounts to other suppliers and an overall decline in business volume. The decline in management and administrative personnel is due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations. The reported technical consulting staff levels exclude our Medical Concepts Staffing, our medical staffing business, due to the separate industry focus of that business.

  Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 3, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RESULTS OF OPERATIONS FOR FISCAL 2007 AS COMPARED TO FISCAL 2006

        The following table illustrates the relationship between revenue and expense categories and provides a count of employees and technical consultants for fiscal 2007 versus fiscal 2006.

	Year Ended Fiscal 2007		Year Ended Fiscal 2006
					Increase (Decrease)
		% of Revenue		% of Revenue
(Dollars in thousands)	Amount		Amount		Amount	%
Revenue:
Professional services provided directly	$243,372	67.7%	$261,489	75.4%	$(18,117)	(6.9)%
Professional services provided through subsuppliers	58,339	16.2	54,902	15.8	3,437	6.3
Product sales	57,959	16.1	30,596	8.8	27,363	89.4

Total revenue	359,670	100.0	346,987	100.0	12,683	3.7

Expenses:
Cost of services provided directly	194,297	54.0	207,693	59.9	(13,396)	(6.4)
Cost of services provided through subsuppliers	55,989	15.6	52,926	15.2	3,063	5.8
Cost of product sales	51,338	14.3	27,149	7.8	24,189	89.1
Selling, administrative and other operating costs	58,347	16.2	58,520	16.9	(173)	(0.3)
Restructuring costs and other severance related costs	3,604	1.0	(51)	0.0	3,655	NM
Impairment of intangible assets	3,049	0.9	—	—	3,049	NM
Goodwill impairment	5,500	1.5	—	—	5,500	NM
Amortization of intangible assets	1,065	0.3	1,053	0.3	12	1.1

Total expenses	373,189	103.8	347,290	100.1	25,899	(7.5)

Operating loss	(13,519)	(3.8)	(303)	(0.1)	13,216	NM

Non-operating income	297	0.1	20	0.0	277	NM
Interest expense	(384)	(0.1)	(736)	(0.2)	(352)	(47.8)

Loss before income taxes	(13,606)	(3.8)	(1,019)	(0.3)	12,587	NM

Income tax expense	2,606	0.7	41	0.0	2,565	NM

Net loss	$(16,212)	(4.5)%	$(1,060)	(0.3)%	$15,152	NM

Personnel:
Management and Administrative	378		403		(25)	(6.2)%
Technical Consultants	2,093		2,277		(184)	(8.1)%
NM
= Not meaningful

  Revenue

        Services revenue provided directly by our employees during fiscal 2007 decreased 6.9% from fiscal 2006, while revenue from subsuppliers and product sales increased 6.3% and 89.4%, respectively, during the same period. Early in fiscal 2007, we experienced a significant decline in the number of billable technical staff due to a high number of purchase order expirations. This is typical for our business. We made some progress during fiscal 2007 on improving average bill rates and regaining some of the headcount we lost early in the year. By the end of fiscal 2007, however, we had not returned to our beginning headcount numbers, and we had not managed to return our direct services revenue to fiscal 2006 levels.

        During fiscal 2007, a higher percentage of our total revenue came from subsuppliers compared to fiscal 2006. Our subsupplier revenue is mainly pass-through revenue with associated fees for management and administration providing minimal profit. In October 2006, we began providing managed services to a significant new client. As a result of this new relationship, subsupplier revenue grew in fiscal 2007.

        Product sales increased in fiscal 2007 over fiscal 2006. The increase in product sales occurred largely in our IP Communications business where we resell a significant amount of Cisco IP telephony products.

  Cost of Services Provided Directly

        Cost of services provided directly primarily represents the direct payroll and benefit costs associated with billable consultants. As a percent of service revenue, these costs increased from 79.4% in fiscal 2006 to 79.8% in fiscal 2007. This decrease in fiscal 2007 direct service margins was driven by a higher concentration of national accounts where margins are lower than our other direct business and a continuing decline in the margins we generate from our largest client.

  Cost of Services Provided through Subsuppliers

        Cost of services provided through subsuppliers represents the cost when we utilize third parties to fulfill our obligations to our large staffing clients. This category of expense as a percentage of revenue for services provided through subsuppliers was 96.0% in fiscal 2007 as compared to 96.4% in the prior year. The decrease in expense as a percentage of subsupplier revenue is due to an improvement in the rates charged by our subsuppliers.

  Cost of Product Sales

        Cost of product sales represents our cost of the hardware and software products we sell. These costs, as a percentage of product sales, decreased from 88.7% in fiscal 2006 to 88.6% in fiscal 2007. Although a change in policy at one of our technology partners enabled us to drive product revenue higher during much of fiscal 2007, the products comprising much of this increased volume was sold at lower margins than we have seen in previous periods. These lower margins during much of the year were offset by very favorable margins on products sold during the fourth quarter. Vendor pricing and promotional programs change regularly causing the margins we realize when selling product to fluctuate from quarter to quarter.

  Selling, Administrative and Other Operating Costs

        SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs. This category of costs represented 16.2% of total revenue for fiscal 2007, down slightly from 16.9% in fiscal 2006. The decline in these costs is reflective of the cost reduction measures implemented early in fiscal 2007.

  Restructuring Costs and Other Severance Related Costs

        In connection with the implementation of our new business plan and other executive management changes, we recorded restructuring and severance related costs of $3.6 million for fiscal 2007. Of this amount, $3.3 million related to workforce reductions and severance. The remaining $0.3 million related to lease obligations and abandonment costs (net of anticipated sub-lease income) for locations where we have chosen to downsize or exit completely.

  Intangible Assets Impairment

        During fiscal 2007 and following the termination of the principals of Redwood, we experienced a gradual decline in revenue associated with a major client relationship acquired as part of that transaction. During the fourth quarter of fiscal 2007, revenue from this client relationship continued to decline, and management determined it would not attempt to re-engage with this relationship. We determined the intangible customer based asset, which had been established when Redwood was acquired, had become impaired. As such, the asset, originally valued at $1.7 million, net of $0.3 million of accumulated amortization, was written off. This write-off resulted in an impairment charge of $1.4 million.

        On December 11, 2007, our board of directors adopted the Plan to refocus our business. As such, a decision was made to cease using the SequoiaNet.com trade name acquired in fiscal 2000. Following this decision, the SequoiaNet.com trade name, originally valued at $1.7 million, with a net recorded value of $1.6 million, was written down to its fair value. This write-down resulted in an impairment charge of $1.5 million. The remaining fair value of this trade name ($0.1 million) was amortized over the first six months of fiscal 2008, the period of time during which the trade name was expected to continue to bring value.

  Goodwill Impairment

        In December 2007, we significantly changed our key business strategies assumed in the September 1, 2007 goodwill evaluation. Also during the fourth quarter of fiscal 2007, we experienced a significant drop in the price of our publicly traded shares. As a result of these two events, we determined it was likely that a reduction in fair value of our reporting units had occurred. Given these indicators of potential impairment, we performed another impairment evaluation at December 29, 2007 which considered these changes in circumstances. Based upon the results of this analysis, we recorded goodwill impairment charges totaling $5.5 million for fiscal 2007.

  Amortization of Intangible Assets

        Amortization of intangible assets is related primarily to our customer lists and is relatively constant due to no significant changes in the intangible assets being amortized.

  Non-Operating Income

        Non-operating income during fiscal 2007 consisted primarily of a non-cash item resulting from the return of 124,654 shares of common stock from an escrow account following the departure of two principals of a company we acquired in 2005. These shares were valued at $0.2 million.

  Interest Expense

        Interest expense during fiscal 2007 decreased by $0.4 million as compared to fiscal 2006 due to a decrease in average borrowings under the line of credit from $9.4 million to $4.8 million and a decrease in interest rates.

  Income Taxes

        During fiscal 2007, we recorded $2.6 million of income tax expense. The majority of this expense relates to a $2.6 million increase to the valuation allowance to fully reserve our remaining deferred tax assets at the end of 2007.

        During fiscal 2007, we continued our practice of recording no income tax benefit associated with our net losses because the benefit created by our operating losses have been negated by the establishment of additional reserves against our deferred assets. If we successfully return to profitability to a point where future realization of deferred tax assets which are currently reserved, becomes "more likely than not," we may be required to reverse our existing valuation allowances resulting in an income tax benefit.

  Personnel

        Our billable technical consulting staff levels at the end of fiscal 2007 finished the year down by approximately 184 consultants from the end of fiscal 2006. This number excludes headcount of our subsuppliers and headcount from Medical Concepts Staffing, our medical staffing business, due to the separate industry focus of that business.

  Certain Information Concerning Off-Balance Sheet Arrangements

        As of December 29, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

        The following table provides information relative to the liquidity of our business.

(In thousands)	January 3, 2009	December 29, 2007	Increase (Decrease)	Percentage Increase (Decrease)
Cash and cash equivalents	$2,288	$91	$2,197	NM
Accounts receivable	40,814	66,074	(25,260)	(38.2)%
Other current assets	1,521	2,101	(580)	(27.6)

Total current assets	44,623	68,266	(23,643)	(34.6)

Accounts payable	15,581	27,780	(12,199)	(43.9)
Salaries and vacations	2,648	6,885	(4,237)	(61.5)
Line of credit	—	1,587	(1,587)	(100.0)
Restructuring accruals—current	184	1,900	(1,716)	(90.3)
Other current liabilities	3,374	5,327	(1,953)	(36.7)

Total current liabilities	21,787	43,479	(21,692)	(49.9)

Working capital	$22,836	$24,787	$(1,951)	(7.9)%
Current ratio	2.05	1.57	0.48	30.6

Total shareholders' equity	$30,395	$40,035	$(9,640)	(24.1)%
NM
= Not meaningful

  Change in Working Capital

        Working capital was $22.8 million at January 3, 2009, down approximately $2.0 million from December 29, 2007. The ratio of current assets to current liabilities increased by 30.6% at January 3, 2009, compared to December 29, 2007.

        Our total current assets decreased approximately $23.6 million in 2008 compared to the prior year as a result of significantly lower accounts receivable offset slightly by an increase in our cash and cash equivalents. Our accounts receivable decreased primarily due to the sale of Symmetry and the discontinuation of our staffing relationship with one of our largest staffing accounts in the third quarter and the general decline in business volume.

        Our total current liabilities decreased approximately $21.7 million in 2008 compared to the prior year primarily due to a decline in subsupplier activity, fewer personnel, and the timing of our fiscal year end as it relates to salary accruals. In 2008, accounts payable declined approximately $12.2 million due to the impact of eliminating the subsuppliers involved with Symmetry and a decline in subsupplier volume. The timing of our fiscal year end and the reduction in personnel during 2008 is primarily responsible for the lower salaries and vacations payable balance while current year cash flows from operations enabled us to repay the outstanding line of credit balance. In addition, severance payments associated with restructuring and payments made to previous participants of our deferred compensation plans contributed in reducing our total current liabilities for the year ended January 3, 2009 compared to the prior year.

        We believe our working capital and availability under our GE Capital credit agreement will be sufficient to support the cash flow needs of our business in fiscal 2009. Continuing operating losses, a significant increase in bad debt experience, a significant lengthening of payment terms, or significant costs associated with restructuring activities could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business. In addition, the current GE Capital credit agreement expires on January 20, 2010. We expect to either renew or obtain a new credit facility during fiscal 2009.

  Sources and Uses of Cash/Credit Facility

        Cash and cash equivalents increased by $2.2 million from December 29, 2007 to January 3, 2009. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and the use of our credit facility.

        Our asset-based revolving credit agreement provides up to $45.0 million of availability. At January 3, 2009, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $19.4 million and we had no amounts outstanding. Borrowings under the credit agreement are secured by all of our assets. This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise. We believe we will be able to continue to meet the requirements of this agreement.

        The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two or three months for a portion of the outstanding balance on the line of credit. Effective August 5, 2004, we amended our credit agreement and modified certain terms of the agreement. The amendment reduced the annual commitment fee to 0.25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal's "Prime

Rate", or 3.25% as of January 3, 2009, and fixed-term advances to the applicable LIBOR rate plus 2.0%. The agreement continues, among other things, to prohibit the payment of dividends and to restrict capital expenditures. Effective January 20, 2006, we again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The amendment eliminated certain reserves in calculating the amount we can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity. The effect of the modifications was to increase the borrowing capacity under the line by approximately $3.5 million.

        During fiscal 2008, we made capital expenditures totaling $1.4 million compared to $1.3 million in fiscal 2007.

        On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock. On July 26, 2007, we amended our credit agreement with GE Capital to allow us to repurchase up to $5,000,000 of our common stock. Timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements. Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital which includes restrictions based on our borrowing availability under the credit agreement and a maximum dollar expenditure for repurchases. In fiscal 2007, we repurchased 109,000 shares of our common stock at an average price of $1.72. In fiscal 2008, we did not engage in any repurchases of our common stock.

        As of January 3, 2009, we had federal and state net operating loss carry forwards of approximately $11.0 million and $1.5 million, respectively. If we are successful in reaching profitability, we expect our net operating loss carry forwards to offset approximately $30.0 million of pre tax earnings from federal and state income taxes.

  Contractual Obligations

        We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies. We lease office facilities under non-cancelable operating leases, are engaged in license agreements with future commitments, and have deferred compensation that is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan and other agreements. Our line of credit that was paid in full as of January 3, 2009, expires on January 20, 2010. Our line of credit balance is treated as a current liability on our balance sheet as our agreement requires us to take advances or pay down the outstanding balance daily. We incur interest expense on all amounts outstanding on our line of credit at a variable interest rate. We incur interest expense on certain portions of our deferred compensation obligation. Minimum future obligations on operating leases, license agreements, deferred compensation and the line of credit outstanding at January 3, 2009, are as follows:

(In thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total
Line of credit	$—	$—	$—	$—	$—
Operating leases	3,394	6,383	2,915	452	13,144
Maintenance agreements	267	333	—	—	600
Capital lease obligations	192	240	—	—	432
Deferred compensation	290	430	275	1,113	2,108

Total	$4,143	$7,386	$3,190	$1,565	$16,284

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

  Estimates of Future Operating Results

        Realization of certain assets recorded in our consolidated balance sheet is dependent upon our ability to achieve and maintain profitability. In evaluating the recorded value of our intangible assets and deferred tax assets, we are required to make critical accounting estimates regarding our future operating results. These estimates are based on management's current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

        To evaluate our indefinite-lived intangible assets for impairment, we rely heavily on our undiscounted cash flow model to assess the value of the asset at the lowest level of identifiable cash flows. The undiscounted cash flow valuation technique requires us to project operating results and the related cash flows over a ten-year period. These projections involve risks, uncertainties and other factors and are by their nature subjective. If actual results were substantially below projected results, an impairment of the recorded value of our indefinite-lived intangible assets could result.

        To assess the recorded value of our deferred tax assets for possible impairment, we must predict the likelihood of future taxable income generation. Realization of any net deferred tax assets requires the generation of future taxable income prior to the expiration of the federal and state net operating loss carry forward benefits.

  Allowance for Doubtful Accounts

        In each reporting period, we determine an amount to set aside to cover potentially uncollectible accounts. An evaluation of accounts receivable for risk associated with a client's ability to make contractually required payments is used to determine this reserve. These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include reviewing the financial stability of the client, the clients' ability to pay and current market conditions. If our evaluation of a client's ability to pay is incorrect, we may incur future charges.

  Accrual of Unreported Medical Claims

        In each reporting period, we estimate an amount to accrue for medical costs incurred but not yet reported under our self-funded employee medical insurance plan. We base our determination on an evaluation of past rates of claim payouts and trends in the amount of payouts. This determination requires significant judgment and assumes past patterns are representative of future payment patterns and that we have identified any trends in our claim experience. A significant shift in usage and payment patterns within our medical plans could necessitate significant adjustments to these accruals in future accounting periods.

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

  Goodwill

        Statements of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" prohibits companies from amortizing purchased goodwill. Instead, we examine our goodwill at least annually to determine if impairment has occurred. In accordance with SFAS No. 142, the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. The Company currently performs the annual evaluation of goodwill as of the last day of its monthly accounting period for August.

  Intangible Assets

        Intangible assets consist of trade names and customer lists. We evaluate our trade names and client lists for possible impairment whenever indicators of impairment exist. SFAS No. 144 "Accounting for the Impairment or the Disposal of Long-Lived Assets" requires that if the sum of the undiscounted cash flows is less than the carrying value of the asset, impairment must be recognized in the financial statements. If an asset is deemed to be impaired, then the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

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

  Restructuring and other severance related costs

        While we believe our current estimates regarding lease obligations are adequate, our inability to sublet the remaining space, negotiate early termination agreements or obtain payments from sub-lessees could necessitate significant adjustments to these estimates in the future.

  Revenue Recognition

        We generally recognize revenue as services are performed. This includes staffing services, technology integration services, and outsourcing and advisory services that are billed on an hourly basis. For product sales, except in rare circumstances, we act as the primary obligor in the transaction. Accordingly, except for those rare situations where net revenue reporting is appropriate because we are acting as an agent in the sale of product, product revenue is recorded for the gross amount of the transaction when the products are delivered. Certain of our outsourcing and help desk engagements provide for a specific level of service each month for which we bill a standard monthly fee. Revenue for these engagements is recognized in monthly installments over the period of the contract. In some such contracts we invoice in advance for two or more months of service. When we do this, the revenue is deferred and recognized over the term of the contractual agreement.

        In certain situations, we will contract to sell both product (including third party software and/or hardware) and services in a single client arrangement with multiple deliverables. These arrangements are generally to resell certain products and to provide the service necessary to install such products and optimize functionality of such products. We account for multiple deliverable arrangements involving third party software products under the provisions of SOP 97-2, "Software Revenue Recognition" and have established vendor specific objective evidence of each deliverable. Other non-software related multiple deliverable arrangements are accounted for utilizing the guidelines of ETIF 00-21, Revenue Arrangements with Multiple Deliverables. We account for each of the components of multiple deliverable arrangements separately by using the identified fair values of each component to allocate the total consideration of the arrangement to the separate components.

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

  Income Taxes

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal, Ontario province and the United Kingdom. As of January 3, 2009, there are no federal, state, and foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2005, and with few exceptions, the same for state and local audits.

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

New Accounting Pronouncements and Interpretations

        In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. This statement establishes a consistent framework for measuring fair value and expands disclosures on fair value measurements. The provisions of SFAS No. 157 became effective for us beginning December 30, 2007. The adoption of SFAS No. 157 did not have a material effect on our consolidated results of operations and financial condition.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands except per share amounts)	January 3, 2009	December 29, 2007
ASSETS

Current assets:
Cash and cash equivalents	$2,288	$91
Accounts receivable, less allowance for doubtful accounts of $1,092 and $1,545, respectively	40,814	66,074
Prepaid expenses and other current assets	1,521	2,101

Total current assets	44,623	68,266

Property and equipment, net	3,081	2,711

Intangible assets, net of accumulated amortization of $7,155 and $6,128, respectively	6,104	7,131
Goodwill	—	6,299
Other assets	446	864

Total assets	$54,254	$85,271

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$15,581	$27,780
Salaries and vacations	2,648	6,885
Line of credit	—	1,587
Deferred revenue	1,473	1,943
Restructuring accrual	184	1,900
Health care reserves and other amounts	1,684	1,516
Deferred compensation	217	1,868

Total current liabilities	21,787	43,479

Non-current liabilities:
Deferred compensation	1,068	927
Other long-term liabilities	939	692
Restructuring accrual	65	138

Total non-current liabilities	2,072	1,757

Commitments (Note J)
Shareholders' equity:
Common stock, par value $.10 a share; authorized 120,000,000 shares; issued and outstanding 24,913,076 and 24,904,076 shares, respectively	2,491	2,490
Additional capital	23,145	22,652
Retained earnings	4,759	14,893

Total shareholders' equity	30,395	40,035

Total liabilities and shareholders' equity	$54,254	$85,271

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands except per share amounts)	2008	2007	2006
Revenue:
Professional services provided directly	$216,492	$243,372	$261,489
Professional services provided through subsuppliers	32,674	58,339	54,902
Product sales	35,037	57,959	30,596

Total revenue	284,203	359,670	346,987

Expenses:
Cost of services provided directly	170,745	194,297	207,693
Cost of services provided through subsuppliers	31,494	55,989	52,926
Cost of product sales	31,653	51,338	27,149
Selling, administrative and other operating costs	50,087	58,347	58,520
Restructuring costs and other severance related costs	2,861	3,604	(51)
Intangible assets impairment	—	3,049	—
Goodwill impairment	6,299	5,500	—
Amortization of intangible assets	1,027	1,065	1,053

Total expenses	294,166	373,189	347,290

Operating loss	(9,963)	(13,519)	(303)

Non-operating income	121	297	20
Interest expense	(156)	(384)	(736)

Loss before income taxes	(9,998)	(13,606)	(1,019)

Income tax expense	136	2,606	41

Net loss	$(10,134)	$(16,212)	$(1,060)

Per common share (basic):
Net loss	$(0.41)	$(0.65)	$(0.04)

Per common share (diluted):
Net loss	$(0.41)	$(0.65)	$(0.04)

Average common shares outstanding	24,913	24,908	24,645
Average common and common equivalent shares outstanding	24,913	24,908	24,645

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	2008	2007	2006
Cash flows from operating activities:
Net loss	$(10,134)	$(16,212)	$(1,060)

Adjustments to net loss:
Depreciation	1,592	1,699	2,411
Amortization of intangible assets	1,027	1,065	1,053
Stock based compensation	494	902	482
Loss on asset disposal	54	19	42
Goodwill impairment	6,299	5,500	—
Intangibles impairment	—	3,049	—
Deferred taxes	—	2,596	—
Settlement of pre-acquisition contingency	—	(198)	—

Changes in:
Accounts receivable	25,538	(2,016)	2,772
Accounts payable	(11,955)	3,151	(174)
Salaries and vacations	(4,237)	(531)	(844)
Restructuring accrual	(1,789)	1,493	(1,007)
Deferred compensation	(1,510)	268	115
Prepaid expenses and other assets	720	464	932
Deferred revenue	(695)	1,012	(378)
Other accrued expenses	(37)	202	(572)

Net cash provided by operating activities	5,367	2,463	3,772

Cash flows from investing activities:
Expended for property and equipment additions	(1,449)	(1,287)	(1,335)
Proceeds from property and equipment sales	—	1	17

Net cash used in investing activities	(1,449)	(1,286)	(1,318)

Cash flows from financing activities:
Net change in line of credit	(1,587)	(1,074)	(2,339)
Payment of capital lease obligations	(134)	—	—
Purchase of common stock	—	(191)	—

Net cash used in financing activities	(1,721)	(1,265)	(2,339)

Net increase (decrease) in cash and equivalents	2,197	(88)	115

Cash and equivalents at beginning of year	91	179	64

Cash and equivalents at end of year	$2,288	$91	$179

Supplemental cash flow information:
Cash paid during the year for:
Income taxes	$102	$55	$22
Interest	$173	$399	$795

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$330	$270	$53
Capital lease	$507	$—	$—

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Shareholders' Equity

(In thousands)	Common Stock	Additional Capital	Retained Earnings	Total Shareholders' Equity
Balances as of December 31, 2005	$2,460	$21,606	$32,246	$56,312

Common stock issued—8,000 shares as stock grants	1	19	—	20
SFAS No. 123R stock option expense	—	134	—	134
Restricted shares amortization	8	320	—	328
Net loss (Comprehensive loss)	—	—	(1,060)	(1,060)

Balance as of December 30, 2006	2,469	22,079	31,186	55,734

Common stock issued—59,000 shares as stock grants	6	108	—	114
SFAS No. 123R stock option expense	—	57	—	57
Common Stock repurchased—109,000 shares	(11)	(99)	(81)	(191)
Common stock returned in settlement of pre-acquisition contingency	(12)	(186)	—	(198)
Restricted shares amortization	38	693	—	731
Net loss (Comprehensive loss)	—	—	(16,212)	(16,212)

Balance as of December 29, 2007	2,490	22,652	14,893	40,035

Common stock issued—9,000 shares as stock grants	1	12	—	13
SFAS No. 123R stock option expense	—	481	—	481
Net loss (Comprehensive loss)	—	—	(10,134)	(10,134)

Balance as of January 3, 2009	$2,491	$23,145	$4,759	$30,395

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.    Summary of Significant Accounting Policies

  Description of business

        Analysts International Corporation ("AIC" or the "Company," "we," "us," and "our") is a diversified information technology ("IT") services company that's focused on providing configured solutions for its clients. We serve a broad portfolio of clients throughout the United States and Canada with technology staffing, collaboration solutions, infrastructure solutions, project and application solutions and managed services offerings. We have been in business since 1966 and our corporate headquarters are based in Minneapolis, Minnesota.

  Basis of presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

  Fiscal year

        Our fiscal year ends on the Saturday closest to December 31. References to fiscal years 2008, 2007 and 2006 refer to the fiscal years ended January 3, 2009, December 29, 2007, and December 30, 2006, respectively. Fiscal year 2008 contains 53 weeks, whereas fiscal years 2007 and 2006 contain 52 weeks. The additional week in fiscal 2008 did not have a material impact on our results of operations.

  Estimates

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

  Fair value measurements

        Effective January 1, 2008, we adopted Statements of Financial Accounting Standards ("SFAS") No. 157, which:

  •
  defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date;

  •
  establishes a three-level hierarchy for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date;

  •
  requires that the use of observable inputs be maximized and the use of unobservable inputs be minimized; and

  •
  expands disclosures about instruments measured at fair value.

        The adoption of SFAS No. 157 had no impact on our consolidated financial statements or the valuation methods consistently followed by the Company.

        The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.    Summary of Significant Accounting Policies (Continued)

financial instrument's level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The levels of the fair value hierarchy are defined as follows:

  Level 1—Quoted prices in active markets for identical assets or liabilities. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted market prices.

  Level 2—Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The type of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using observable inputs.

  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The type of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation.

        We also adopted the provisions of SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" at the beginning of 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not elect the fair value measurement option for any items that are not already required to be measured at fair value.

  Cash equivalents

        Short-term cash investments in money market accounts are considered to be cash equivalents. The estimated fair values for cash equivalents approximate their carrying values due to the short-term maturities of these instruments. Accordingly, cash equivalents are classified as Level 1.

  Intangible assets

        Intangible assets consist of trade names and customer lists. We evaluate our trade names and client lists for possible impairment whenever indicators of impairment exist. SFAS No. 144 "Accounting for the Impairment or the Disposal of Long-Lived Assets" requires that if the sum of the undiscounted cash flows is less than the carrying value of the asset, impairment must be recognized in the financial statements. If an asset is deemed to be impaired, then the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

  Goodwill asset

        SFAS No. 142, "Goodwill and Other Intangible Assets" prohibits companies from amortizing purchased goodwill. Instead, we examine our goodwill at least annually to determine if impairment has occurred. In accordance with SFAS No. 142, the Company is required to evaluate its goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. The Company currently performs the annual evaluation of goodwill as of the last day of its monthly accounting period for August.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.    Summary of Significant Accounting Policies (Continued)

  Equity Compensation

        Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), which required us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123R. Accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for fiscal years 2008, 2007, and 2006 include:

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

        In accordance with SFAS No. 123R, the presentation of our consolidated statement of cash flows changed to report the excess tax benefits from the exercise of stock options as financing cash flows.

  Revenue recognition

        We generally recognize revenue as services are performed. This includes staffing services, technology integration services, and outsourcing and advisory services that are billed on an hourly basis. For product sales, except in rare circumstances, we act as the primary obligor in the transaction. Accordingly, except for those rare situations where net revenue reporting is appropriate because we are acting as an agent in the sale of product, product revenue is recorded for the gross amount of the transaction when the products are delivered. Certain of our outsourcing and help desk engagements provide for a specific level of service each month for which we bill a standard monthly fee. Revenue for these engagements is recognized in monthly installments over the period of the contract. In some such contracts we invoice in advance for two or more months of service. When we do this, the revenue is deferred and recognized over the term of the contractual agreement.

        In certain situations, we will contract to sell both product (including third party software and/or hardware) and services in a single client arrangement with multiple deliverables. These arrangements are generally to resell certain products and to provide the service necessary to install such products and optimize functionality of such products. We account for multiple deliverable arrangements involving third party software products under the provisions of SOP 97-2, "Software Revenue Recognition" and have established vendor specific objective evidence of each deliverable. Other non-software related multiple deliverable arrangements are accounted for utilizing the guidelines of ETIF 00-21, Revenue Arrangements with Multiple Deliverables. We account for each of the components of multiple deliverable arrangements separately by using the identified fair values of each component to allocate the total consideration of the arrangement to the separate components.

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

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.    Summary of Significant Accounting Policies (Continued)

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

  Depreciation

        Property and equipment is being depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. See table below for estimated useful lives used in the financial statements.

Useful lives in years
Leasehold improvements	Varies
Office furniture & equipment	5 - 10
Computer hardware	2 - 5
Software	2 - 5

        The useful lives of leasehold improvements are amortized over the life of the related operating lease.

  Taxes

        We account for our sales tax and any other taxes that are collected from our clients and remitted to governmental authorities on a net basis. The assessment collection and payment of these taxes are not reflected on our statement of operations.

  Net loss per share

        Basic and diluted losses per share are presented in accordance with SFAS No. 128, Earnings per Share. Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Options to purchase 2,443,000, 1,921,000, and 2,115,000 shares of common stock were outstanding at the end of fiscal periods 2008, 2007 and 2006, respectively. All such options were excluded from the computation of common stock equivalents in fiscal years 2008, 2007 and 2006 because they were anti-dilutive.

  Significant customer

        Our largest customer, International Business Machines Corporation, represented approximately 13%, 14% and 19% of our fiscal 2008, 2007 and 2006 revenue, respectively.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A.    Summary of Significant Accounting Policies (Continued)

  Accounting Pronouncement

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS No. 141R"), which replaced SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We will apply the provisions of SFAS No. 141R to any applicable future business combinations.

B.    Property and Equipment

        Property and equipment consisted of the following:

(In thousands)	January 3, 2009	December 29, 2007
Leasehold improvements	$2,239	$2,395
Office furniture & equipment	5,558	5,636
Computer hardware	4,708	4,607
Software	6,299	5,324

	18,804	17,962
Accumulated depreciation	(15,723)	(15,251)

	$3,081	$2,711

C.    Intangible Assets

        Intangible assets consisted of the following:

	January 3, 2009			December 29, 2007
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net
Customer lists	$13,169	$(7,065)	$6,104	$13,169	$(6,128)	$7,041
Trade names	90	(90)	—	90	—	90

	$13,259	$(7,155)	$6,104	$13,259	$(6,128)	$7,131

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" requires that long-lived assets and intangible assets subject to amortization are reviewed for impairment when certain indicators of impairment are present. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. Generally, when impairment exists the long-lived assets are adjusted to their respective fair values.

        During fiscal 2007 and following the termination of the principals of Redwood Solutions Corporation, a company acquired in 2005, we experienced a gradual decline in revenue associated with a major customer relationship acquired as part of that transaction. During the fourth quarter of 2007,

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C.    Intangible Assets (Continued)

with revenue from this customer relationship declining, management determined it would not attempt to re-engage with this relationship. As such, we determined the intangible client-based asset, which had been established when Redwood Solutions Corporation was acquired, had become impaired. We then utilized a present value cash flow valuation technique to measure the fair value of such assets and determined that the assets, originally valued at $1.7 million net of $0.3 million of accumulated amortization, should be written down to zero because the future expected cash flows were negligible. This write-off resulted in an impairment charge of $1.4 million, which is recorded within Intangible Assets Impairment in the consolidated statement of operations.

        The remaining customer lists are amortized on a straight-line basis over their estimated useful live and are scheduled to be fully amortized by 2015. Amortization expense is estimated to be approximately $0.9 million per year from 2009 through 2014 and $0.7 in 2015.

        Trade names with indefinite lives are not amortized but instead are evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. In December of 2007, we adopted a new business plan which significantly changed our key business strategies. We determined that the trade name was no longer going to be used and therefore determined the trade name to have a finite life. In accordance with SFAS No. 142, if an intangible asset that is not being amortized is subsequently determined to have a finite life, the asset shall be tested for impairment. In addition, the asset shall then be amortized prospectively over its estimated remaining useful life. As use of the trade name ceased entirely during fiscal 2008, an impairment charge of approximately $1.5 million was recognized in fiscal 2007 which represented the excess of the book value over its remaining fair value at the end of fiscal 2007. In determining the fair value of its trade name, we applied the income approach, using the relief from royalty method. This charge is recorded within Intangible Assets Impairment in the consolidated statement of operations. The remaining carrying value of $0.1 million as of December 29, 2007 was fully amortized during fiscal 2008.

        No intangible assets were acquired during the fiscal 2008 and 2007.

D.    Goodwill

        We performed the annual impairment test on August 30, 2008 and determined the fair value of our reporting units was sufficient to support the recorded goodwill. In making this determination, we utilized income and market comparable methodologies to determine the fair values of the reporting units.

        In the fourth quarter of 2008, we determined that events and changes in circumstances had occurred in our business that would indicate the goodwill on our consolidated balance sheet as of January 3, 2009 may be impaired. Our forecast for operating results for future periods had declined and we experienced a significant drop in the price of our publicly traded shares. As a result of these two events, we determined it was likely that a reduction in fair value of our reporting units had occurred. Given these indicators of potential impairment, we performed an impairment evaluation as of January 3, 2009 which considered these changes in circumstances. Based upon the results of this analysis, we recorded goodwill impairment charges totaling $6.3 million.

        In December 2007, we significantly changed our key business strategies assumed in the September 1, 2007 goodwill evaluation. Also during the fourth quarter of fiscal 2007, we experienced a

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D.    Goodwill (Continued)

significant drop in the price of our publicly traded shares. As a result of these two events, we determined it was likely that a reduction in fair value of our reporting units had occurred. Given these indicators of potential impairment, we performed another impairment evaluation at December 29, 2007 which considered these changes in circumstances. Based upon the results of this analysis, we recorded goodwill impairment charges totaling $5.5 million for fiscal 2007.

E.    Financing Agreements

  Revolving Credit Facility

        Effective April 11, 2002, we consummated an asset-based revolving credit facility with GE Capital Corporation which provides us with up to $45.0 million of availability. As of January 3, 2009, total availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $19.4 million. As of January 3, 2009, we had no borrowings under the credit facility. Borrowings under this credit agreement are secured by all of our assets. We must take advances or pay down the outstanding balance daily. We can, however, choose to request fixed-term advances of one, two, or three months for a portion of the outstanding balance on the line of credit. The credit facility, as amended, requires a commitment fee of 0.25% of the unused portion of the facility, and an annual administration fee of $25,000. The facility carries an interest rate on daily advances equal to the Wall Street Journal's "Prime Rate" (3.25% on January 3, 2009) and on fixed-term advances equal to the LIBOR rate plus 2.0%. The agreement restricts, among other things, the payment of dividends and capital expenditures.

        Effective January 20, 2006, we amended the revolving credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The modifications included the elimination of certain reserves in calculating the amount we can borrow under the facility and changes to the definition of eligible receivables. As of January 3, 2009, we are in compliance with all the requirements of the credit facility.

  Capital Lease Obligation

        Effective July 1, 2008, we entered into a three-year software enterprise license agreement. The license agreement qualifies for capital lease accounting treatment which resulted in the establishment of a $0.5 million software asset and related financing liability, of which $0.4 million remains as a present value liability on the consolidated balance sheet as of January 3, 2009.

        The breakdown of the future minimum lease payments as of the end of fiscal 2008 are as follows:

	Fiscal Year Ended
(In thousands)	2009	2010	2011	Total
Minimum lease payments	$192	$192	$48	$432
Less executory costs:
Sales tax	(12)	(12)	(3)	(27)
Imputed interest	(16)	(7)	—	(23)

Present value of minumum payments	$164	$173	$45	$382

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F.    Restructuring Costs and Other Severance Related Costs

        A summary of the restructuring charge and subsequent activity in the restructuring accrual account, which is included in other current and other non-current liabilities, is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total
Balance as of December 31, 2005	$44	$1,508	$1,552
Cash expenditures	(44)	(896)	(940)
Non-cash charges	—	(67)	(67)

Balance as of December 30, 2006	—	545	545
Restructuring charge	3,263	341	3,604
Cash expenditures and transfers	(1,001)	(546)	(1,547)
Non-cash charges	(564)	—	(564)

Balance as of December 29, 2007	1,698	340	2,038
Restructuring charge	2,602	259	2,861
Cash expenditures	(4,272)	(378)	(4,650)

Balance as of January 3, 2009	$28	$221	$249

        During fiscal 2008, we recorded workforce reduction expenses of $2.6 million in the Restructuring Costs and Other Severance Related Costs line on the consolidated statement of operations. As of January 3, 2009, all individuals affected by these workforce reductions had either been terminated or been notified of their pending termination and such pending termination payments were contractually payable to the individuals at a termination dated within 60 days of the date the individuals were notified.

        Also during fiscal 2008, we recorded a net charge of $0.3 million related to future rent obligations, net of anticipated sublease income, on locations closed or vacated prior to January 3, 2009.

        During fiscal 2007, we recorded workforce reduction expenses related to the resignation of our former CEO, the termination of two additional senior officers, and other terminations totaling $3.3 million and have been included in the Restructuring Costs and Other Severance Related Costs line on the consolidated statement of operations. As of December 29, 2007, all individuals affected by these workforce reductions had either been terminated or been notified of their pending termination and such pending termination payments were contractually payable to the individuals at a termination dated within 60 days of the date the individuals were notified.

        Also during fiscal 2007, we recorded a net charge of $0.3 million related to future rent obligations on locations it closed prior to December 29, 2007.

        We believe all reserves for both workforce reductions and office closures and consolidations remaining at January 3, 2009 are adequate; however, differences in actual expenses related to our workforce reduction as well as unfavorable sublease activity in the future, including any defaults of existing subleases or an inability to negotiate anticipated lease restructurings with the landlords, could create the need for future adjustments to these reserves.

G.    Deferred Compensation

        Effective December 30, 2005, in response to changes required by the American Jobs Creation Act of 2004, our Board of Directors restated our unfunded deferred compensation plan for executives,

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G.    Deferred Compensation (Continued)

referred to by us as the Restated Special Executive Retirement Plan (hereinafter the "Deferred Plan"). The material terms of the amendment call for us to credit the employees' account balance at an agreed upon percentage of base pay for all participants. Employee account balances will be subject to a crediting rate equivalent to the 10-year treasury rate plus one to three percent as determined each year by the Board of Directors.

        The Deferred Plan allows participant contributions of up to fifty percent of annual base pay and one hundred percent of incentive bonus, if any. Employer accruals and employee contributions are one hundred percent vested. Additionally, the amended Deferred Plan allows for discretionary employer contributions with separate vesting schedules if approved by the Compensation Committee. Participants are allowed to choose between lump sum distribution or one hundred twenty months of payments and a date of distribution for employee and employer contributions, subject to the "one-year, five-year" rule and other deferred compensation rules issued by the Internal Revenue Service. Key employees are not allowed to take distribution for six months after separation from service. Hardship distributions from the Deferred Plan are not allowed, and deferral elections will be canceled following any participant's hardship distribution from his or her 401(k) account. The Deferred Plan provides that upon a change in control, a rabbi trust will be funded, and payments will be made if the Deferred Plan is subsequently terminated within twelve months of a change in control or due to a participant's right to take distribution upon a separation from service.

        As of January 3, 2009 and December 29, 2007, our liability to active and former employees under the Deferred Plan, post-retirement medical benefits and other deferred compensation arrangements was $1.7 million and $3.2 million, respectively. Deferred compensation expense for fiscal 2008, 2007, and 2006 was $0.5 million, $1.0 million, and $0.8 million, respectively.

H.    Income Taxes

        The provision for income tax expense (benefit) was as follows:

	Fiscal Year Ended
(In thousands)	2008	2007	2006
Currently payable:
Federal	$—	$—	$—
State	136	10	41

Deferred:
Federal	(2,826)	(4,703)	(169)
State	(416)	(692)	(25)

	(3,242)	(5,395)	(194)
Valuation allowance for deferred tax asset	3,242	7,991	194

Deferred provision	—	2,596	—

Total	$136	$2,606	$41

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.    Income Taxes (Continued)

        Net deferred tax assets (liabilities) are comprised of the following:

(In thousands)	January 3, 2009	December 29, 2007
Deferred compensation	$501	$1,090
Depreciation	1,103	1,111
Goodwill and other intangible assets	7,492	6,115
State net operating loss carry forwards	1,456	1,387
Federal net operating loss carry forward	10,974	7,365
Other	1,133	2,349
Valuation allowance	(22,659)	(19,417)

Net deferred tax assets	$—	$—

Current	$—	$—
Non-current	—	—

	$—	$—

        SFAS No. 109 requires deferred tax assets to be reduced by a valuation allowance if some portion or all of the deferred tax assets are not expected to be realized. Accordingly, at December 29, 2007, we concluded that we could no longer demonstrate that it was "more likely than not" as defined by SFAS No. 109 to realize the net deferred tax asset of $2.6 million. As a result, we recorded an additional valuation allowance to fully reserve the remaining deferred tax assets, resulting in an income tax expense of $2.6 million in fiscal 2007. As of January 3, 2009, we continue to fully reserve any deferred tax assets by offsetting changes in the deferred tax assets with a valuation allowance adjustment. After such time we believe realization of these assets is "more likely than not", we will adjust the valuation allowance which will create a benefit for income taxes.

        As of January 3, 2009, we had federal and state net operating loss carry forwards of approximately $11.0 million and $1.5 million, respectively. If we are successful in reaching profitability, we expect our net operating loss carry forwards to offset approximately $30.0 million of pre tax earnings from federal and state income taxes. The federal net operating loss carry forward benefits of $0.9 million, $0.1 million, $3.5 million, $1.1 million, $1.7 million, and $3.7 million expire in 2023, 2024, 2025, 2026, 2027, and 2028, respectively. The state net operating loss carry forward benefits expire as follows: $29,000 in 2008, $0.1 million in 2009 through 2010, $0.8 million in 2011 through 2020, and $0.6 million in 2021 and beyond.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H.    Income Taxes (Continued)

        The provision for income taxes differs from the amount of income tax determined by applying the federal statutory income tax rates to pretax (loss) income as a result of the following differences:

	Fiscal Year Ended
(In thousands)	2008	2007	2006
Income tax at statutory federal rate	$(3,427)	$(4,620)	$(346)
State and local taxes, net of federal benefit	(475)	(670)	(34)
Valuation allowance for deferred tax assets	3,242	7,991	194
Meals and entertainment	109	123	176
Goodwill	(22)	(22)	(22)
Other	709	(196)	73

Total tax provision	$136	$2,606	$41

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

        We recognize interest and penalties related to uncertain tax positions within interest and penalties expense. During fiscal years 2008 and 2007, we have not recognized expense for interest and penalties, and, do not have any amounts accrued as of January 3, 2009 and December 29, 2007 respectively, for the payment of interest and penalties.

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal, Ontario province and the United Kingdom. As of January 3, 2009, there are no federal, state, and foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2005, and with few exceptions, the same for state and local audits.

I.    Equity

  Equity Compensation Plans

        We have options outstanding under five equity-based plans. New options may be granted under three of these plans. Under the 1999 Stock Option Plan, the Company may grant options to its employees for up to 1,000,000 shares of common stock. Under the 2000 Stock Option Plan, the Company may grant non-qualified options to its employees for up to 225,000 shares of common stock. Under the 2004 Equity Incentive Plan, the Company may grant incentive options, non-qualified options or restricted stock awards to its employees and non-qualified options or restricted stock awards to its directors for up to 2,000,000 shares of common stock. The Company also has outstanding options under the 1994 Incentive Stock Option Plan and the 1996 Stock Option Plan for Non-Employee

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I.    Equity (Continued)

Directors. The maximum term for options is 10 years; the exercise price of each option is equal to the closing market price of the Company's stock on the date of grant; and the options and awards become exercisable or vest in one of two vesting schedules that comprise nearly all of the current outstanding options. The first vesting schedule is in annual increments of 25% beginning one year after the grant date and the second schedule is to vest 25% of the option awards immediately and 25% each year thereafter, beginning one year after the date of grant. Upon the exercise of stock options, new shares are issued from the authorized, unissued common stock.

        On February 14, 2007, Jeffrey P. Baker, our President and Chief Executive Officer at that time resigned from the Company. As part of Mr. Baker's resignation, all unvested restricted shares granted to him in January 2006, along with 100,000 unvested shares granted to him at other times, became fully vested on May 14, 2007, the date his employment terminated. Also, at that time, all outstanding options held by Mr. Baker, and restricted stock granted in January 2007 were forfeited without vesting according to their terms.

        Prior to the adoption of SFAS No. 123R, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statements of cash flows. In accordance with SFAS No. 123R, the presentation of our consolidated statement of cash flows changed to report the excess tax benefits from the exercise of stock options as financing cash flows.

        The following table summarizes the stock option activity for the fiscal year ended January 3, 2009:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 29, 2007	1,920,601	$4.97	5.98	$—
Granted	1,313,000	1.33
Exercised	—	—
Forfeited/Cancelled	(791,063)	6.12

Outstanding on January 3, 2009	2,442,538	$2.64	7.61	$—

Vested or expected to vest at January 3, 2009	2,241,045	$2.74	7.41	$—
Exercisable on January 3, 2009	1,259,045	$3.79	6.07	$—

        The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was $0 during each of the fiscal years 2008, 2007 and 2006.

        As of January 3, 2009, there was $0.4 million of unrecognized compensation expense related to unvested option awards that were expected to vest over a weighted average period of 1.41 years.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I.    Equity (Continued)

        The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options granted during fiscal 2008, 2007 and 2006 was $0.58, $0.81 and $1.62, respectively.

	Fiscal Year Ended
Black-Scholes Option Valuation Assumptions(1)	January 3, 2009	December 29, 2007	December 30, 2006
Risk-free interest rate(2)	0.4 - 2.2%	3.2 - 4.2%	4.7 - 5.0%
Expected dividend yield	0	0	0
Expected stock price volatility(3)	62.0 - 106.0	43.2 - 71.0	43.0 - 74.3
Expected life of stock options (in years)(4)	4.1	4.1	5.8
(1)
Forfeitures are estimated and based on historical experience.

(2)
Based on the U.S. Treasury zero-coupon bond with a term consistent with the expected life of the options.

(3)
Expected stock price volatility is based on historical experience.

(4)
Expected life of stock options is based upon historical experience.

        No options were exercised during fiscal 2008, 2007 and 2006. The actual income tax benefit realized from stock option exercises totaled $0 in fiscal years 2008, 2007 and 2006.

        Total stock option expense included in our consolidated statements of operations for the fiscal years 2008, 2007, and 2006 was $0.5 million, $0.1 million, and $0.1 million, respectively. The tax benefit recorded for these same periods was $51,000, $8,000, and $48,000, respectively. This tax benefit is offset against our valuation allowance for our deferred tax asset.

  Stock Awards

        On June 18, 2004, Jeffrey P. Baker, our President at that time was awarded 200,000 shares of restricted stock vesting in annual increments of 25% over four years. On January 3, 2006, Mr. Baker was awarded 250,000 restricted shares vesting over five years in the following manner: 25,000 shares were to vest in each of the first two years, 50,000 shares in the third year and 75,000 shares in each of years four and five. As part of Mr. Baker's resignation on February 14, 2007, all remaining unvested restricted shares became fully vested 90 days from the effective date of his resignation (May 14, 2007).

        On October 21, 2004, Michael J. LaVelle, our Chairman and CEO at that time and interim President and CEO until November 1, 2007, was awarded 100,000 shares of restricted stock vesting in annual increments of 33% over three years. Mr. LaVelle remained employed as a consultant to us after his retirement as CEO in December 2005 until June 30, 2006. On June 30, 2006, the Compensation Committee of the board of directors of the Company amended the October 21, 2004 restricted stock agreement (the "Agreement") to provide for the shares to continue to vest as set forth in the Agreement after termination of Mr. LaVelle's employment, but was contingent upon continued service on our board of directors. This change was treated as a modification under SFAS No. 123R.

        On February 15, 2007, Michael J. LaVelle, our Interim President and CEO at that time, was granted a fully vested stock award of 50,000 shares of common stock.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I.    Equity (Continued)

        Annually on or about the first business day of the fiscal year, each of the non-chair independent members of the Board of Directors is awarded 1,000 shares of fully vested common stock, whereas our independent board chair is awarded 2,000 shares of fully vested common stock.

        The following table summarizes the restricted stock activity for fiscal 2008:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2007	22,474	$1.91
Granted	9,000	$1.38
Vested	(9,000)	$1.38
Forfeited	(20,106)	$1.91

Non-vested at January 3, 2009	2,368	$1.91

        As of January 3, 2009, there was approximately $4,500 of unrecognized compensation cost related to non-vested restricted stock granted under the 2004 plan. The total fair value of shares vested during fiscal years 2008, 2007, and 2006 was approximately $13,000, $0.8 million, and $0.2 million, respectively.

  Shareholder Rights Plan

        On June 15, 1989, the Board of Directors adopted a common stock shareholder rights plan. Under this plan, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock and stock options granted and available for grant. The Board of Directors amended the plan on April 29, 1996 and April 16, 1998. The rights, which were extended by the Board of Directors on February 26, 2008 to expire on February 27, 2018, are exercisable only under certain conditions, and when exercisable the holder will be entitled to purchase from us one share of common stock at a price of $15.00, subject to certain adjustments. The rights will become exercisable after a person or group acquires beneficial ownership of 15% or more of our common stock or after a person or group announces an offer, the consummation of which would result in such person or group owning 15% or more of the common stock.

        If we are acquired at any time after the rights become exercisable, the rights will be adjusted so as to entitle a holder to purchase a number of shares of common stock of the acquiring company equal to $15.00 divided by one-half the then-current market price of the acquirer's stock for each right owned by a holder. If any person or group acquires beneficial ownership of 15% or more of our shares, the rights will be adjusted so as to entitle a holder (other than such person or group whose rights become void) to purchase a number of shares of common stock of Analysts International Corporation equal to $15.00 divided by one-half the then-current market price of Analysts International's common stock or the Board of Directors may exchange the rights, in whole or in part, at an exchange ratio of one common share per right (subject to adjustment).

        At any time prior to an acquisition by a person or group of beneficial ownership of 15% or more of our shares, the Board of Directors may redeem the rights at $.001 per right.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I.    Equity (Continued)

  Purchases of Common Stock

        On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock. On July 26, 2007, we amended our credit agreement with GE Capital to allow us to repurchase up to $5,000,000 of our common stock. Timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. Repurchases may be made in the open market or through private transactions, in accordance with Securities and Exchange Commission requirements. Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital which includes restrictions based on our borrowing availability under the credit agreement and a maximum dollar expenditure for repurchases. In fiscal 2007, we repurchased 109,000 shares of our common stock at an average price of $1.72. In fiscal 2008, we did not engage in any repurchases of our common stock.

J.    Commitments

        As of January 3, 2009, aggregate net minimum lease commitments under non-cancelable operating leases having an initial or remaining term of more than one year are payable as follows:

(In thousands)	Lease Commitments
Fiscal year ending
2009	$3,409
2010	3,311
2011	3,072
2012	1,888
2013	1,027
Later	452
Less: sublease contracts	(15)

Total minimum obligation	$13,144

        Rent expense, primarily for office facilities, for fiscal 2008, 2007 and 2006 was $3.4 million, $4.0 million, and $4.0 million, respectively.

        We have compensation arrangements with our corporate officers and certain other key employees which provide for certain payments in the event of a change of control of the Company.

        We also sponsor a 401(k) plan. Substantially all employees are eligible to participate and may contribute up to 50% of their pre-tax earnings, subject to Internal Revenue Service maximum annual contribution amounts. After one year of employment, we make matching contributions for non-highly compensated participants in the form of Company stock of 18% of a participant's first 15% of pre-tax contributions. Matching contributions vest at the rate of 20% per year and are fully vested after five years of service. We made matching contributions for fiscal 2008, 2007 and 2006, in the amount of $0.4 million, $0.5 million, and $0.5 million, respectively.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Analysts International Corporation
Minneapolis, Minnesota

        We have audited the accompanying consolidated balance sheets of Analysts International Corporation and subsidiaries (the "Company") as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended January 3, 2009, December 29, 2007, and December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Analysts International Corporation and subsidiaries as of January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for the years ended January 3, 2009, December 29, 2007, and December 30, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note A to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

/s/ Deloitte & Touche LLP Minneapolis, Minnesota March 31, 2009

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with or changes in the Company's independent auditors within the past two fiscal years.

Item 9A(T).    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") ("Disclosure Controls") was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Office, Elmer N. Baldwin and Chief Financial Officer, Randy W. Strobel. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

(b)    Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Such internal control includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2009. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of January 3, 2009, our internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c)    Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding executive officers and significant employees as required by Item 10 is set forth below.

Executive Officers and Significant Employees	Age	Title
Elmer N. Baldwin	48	President and Chief Executive Officer
Robert E. Woods	56	Senior Vice President, General Counsel and Secretary
Randy W. Strobel	42	Senior Vice President and Chief Financial Officer
Micheal W. Souders	54	Senior Vice President, Solutions
Craig J. Andrie	47	Vice President, Professional Services Western Region
Michael A. Gange	45	Vice President, Professional Services Eastern Region
Brittany B. McKinney	37	Vice President of Strategy and Operations

        Elmer N. Baldwin is our President and Chief Executive Officer since November 2007. Previously, Mr. Baldwin was the principal of Nutmann Baldwin Consulting, a business advisory firm, from April 2006 to November 2007. From January 2006 through April 2006, Mr. Baldwin served as a Senior Vice President at Fujitsu Consulting, the North American information technology consulting services business of Fujitsu, a worldwide IT services and products company. Prior to his position at Fujitsu Consulting, Mr. Baldwin served first as the acting Chief Executive Officer at BORN Information Services, Inc. ("BORN"), an information technology services company, from July 2003 until January 2004. From January 2004 until January 2006, Mr. Baldwin was the Chairman and Chief Executive Officer of BORN after its acquisition by Fujitsu Consulting in May 2005. From June 2002 until December 2003, Mr. Baldwin was President and Chief Operating Officer/Partner at Manchester Companies, a private investment banking, corporate renewal and management advisory services firm specializing in working with distressed companies. He has been a member of the Board of Directors since December 2007.

        Robert E. Woods is our Senior Vice President, General Counsel and Secretary since January 2008. Previously, Mr. Woods was in the private practice of law from November 2004 to December 2007. Prior to his private practice, Mr. Woods provided legal services to Fujitsu Consulting Information Services, Inc. from 2003 to 2004 and served as the General Counsel for BORN from September 2000 to November 2004. Mr. Woods previously held executive positions with InsWeb Corporation of Redwood City, California (now located in Sacramento) and before then was a shareholder with Briggs and Morgan, P.A. in Minneapolis, Minnesota.

        Randy W. Strobel is our Senior Vice President and Chief Financial Officer since August 2008. Previously, Mr. Strobel was the Vice President of Finance, Chief Accounting Officer and Controller of Ceridian Corporation, an international business services company, from June 2005 to August 2008. Prior to his position at Ceridian Corporation, Mr. Strobel was the Vice President of Finance at Mesaba Aviation, Inc., a regional airline, from September 2001 to June 2005.

        Michael W. Souders joined the Company in 2000 and is now our Senior Vice President of the Solutions group.

        Craig J. Andrie is our Vice President, Professional Services Western Region since November 2007. Previously Mr. Andrie served as Vice President for Fujitsu Consulting from 2005 to 2007. Prior to his position at Fujitsu Consulting, Mr. Andrie served eleven years with BORN in executive roles including Branch/General Manager, Vice President and Partner.

        Michael A. Gange is our Vice President, Professional Services Eastern Region since March 2006. Previously, Mr. Gange was employed by Computer Horizons Corporation from June 1988 to February 2006 where he held various business development and management positions, most recently the position of Vice President.

        Brittany B. McKinney is our Vice President of Strategy and Operations since November 2007. Ms. McKinney joins us from Alliant Techsystems Inc. where she held the role of Director of Finance. Previously, Ms. McKinney was a management consultant from April 2006 to August 2007, the Director of Operations for Fujitsu Consulting from March 2004 to March 2006, and a Product Manager at Best Buy from November 2003 to March 2004.

        Our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions (the "Principal Officers"), are subject to our Code of Ethics for Senior Financial Executives. Our Code of Ethics for Senior Financial Executives are posted on our website at www.analysts.com in the Investor Relations section, and are available in print free of charge to any stockholder who requests them.

        We will disclose any amendments to, or waivers of, our Code of Ethics for Senior Financial Executives on our website. We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at the address and location specified above.

        Other information called for in Part III, including information regarding directors, executive officers and corporate governance of the registrant (Item 10), executive compensation (Item 11), security ownership of certain beneficial owners and management and related stockholder matters (Item 12), certain relationships and related transactions, and director independence (Item 13) and principal accountant fees and services (Item 14), is hereby incorporated by reference from our definitive proxy statement or amendments thereto to be filed pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this report.

Items in Form 10-K	Caption in Definitive Proxy Statement
10	Election of Directors
10	Corporate Governance
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management
13	Certain Relationships and Related Transactions and Director Independence
14	Independent Auditor Fees

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a).(1)    Consolidated Financial Statements

        The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent registered public accounting firm's reports are included in the following pages of its annual report to shareholders for the fiscal year ended January 3, 2009.

        Other consolidated financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

(b)    Exhibits

Exhibit No.	Description
^ 3.1	Articles of Incorporation, as amended (Exhibit 3-a to Annual Report on Form 10-K for fiscal year 1988, Commission File No. 0-4090, incorporated by reference).
^ 3.2	Restated Bylaws (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File No. 0-4090, incorporated by reference).
^ 3.3
Amendment to Articles of Incorporation to increase authorized shares to 40 million (Exhibit A to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).
^ 3.4
Amendment to Articles of Incorporation to increase authorized shares to 60 million (Exhibit 3-d to Annual Report on Form 10-K for fiscal year 1998, Commission File No. 0-4090, incorporated by reference).
^ 3.5
Amendment to Articles of Incorporation to increase authorized shares to 120 million (Exhibit A to Definitive Proxy Statement dated September 8, 1998, Commission File No. 0-4090, incorporated by reference).
^ 4.1	Specimen Common Stock Certificate (Exhibit 4(a) to Annual Report on Form 10-K for fiscal year 1989, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
^ 4.2	Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A. and Form of Right Certificate (Exhibit 4.1 to the Registrant's Form 8-A12B dated February 27, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.1	1994 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 6, 1994 for registrant's 1994 Annual Meeting of Shareholders, Commission File No. 0-4090, incorporated by reference).
*^ 10.2	1996 Stock Option Plan for Non-employee Directors (Exhibit B to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).
*^ 10.3	1999 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 13, 1999, Commission File No. 0-4090, incorporated by reference).
*^ 10.4	2000 Non-Qualified Stock Option Plan (Exhibit 6(d) to Quarterly Report on Form 10-Q for period ended March 31, 2001, Commission File No. 0-4090, incorporated by reference).
^ 10.5
Credit Agreement dated April 11, 2002 between the Company and General Electric Capital Corporation (Exhibit 2.1 to Current Report on Form 8-K dated April 26, 2002, Commission File No. 0-4090, incorporated by reference).
^ 10.6
Lease Agreement by and between the Company and Centennial Lakes III, LLC dated May 15, 2002 (Exhibit 2.4 to Current Report on Form 8-K, filed May 28, 2002, Commission File No. 0-4090, incorporated by reference).
^ 10.7	First Amendment to Credit Agreement dated as of July 24, 2002 (Exhibit 10-l to Annual Report on Form 10-K for fiscal year 2002, Commission File No. 0-4090, incorporated by reference).
^ 10.8	Waiver and Second Amendment to Credit Agreement dated as of April 7, 2003 (Exhibit 10-m to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).
^ 10.9	Third Amendment to Credit Agreement dated as of April 28, 2003 (Exhibit 10-n to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).
^ 10.10	Consent and Fourth Amendment to Credit Agreement dated as of December 31, 2003 (Exhibit 10-o to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).
*^ 10.11	Fifth Amendment to Credit Agreement dated as of August 5, 2004 (Exhibit 10-r to Quarterly Report on Form 10-Q for period ended October 2, 2004, Commission File No. 0-4090, incorporated by reference).
^ 10.12	Consent and Sixth Amendment to Credit Agreement dated as of January 6, 2005 (Exhibit 10-t to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
*^ 10.13
Standard Nonqualified Stock Option Agreement for Board Members under 2004 Equity Incentive Plan (Exhibit 10-u to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
*^ 10.14	Standard Restricted Stock Agreement for Board Members under 2004 Equity Incentive Plan (Exhibit 10-v to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
*^ 10.15
Standard Nonqualified Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-w to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
*^ 10.16
Standard Restricted Stock Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-x to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
*^ 10.17
Standard Incentive Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-y to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
^ 10.18	Eighth Amendment to Credit Agreement dated January 20, 2006 (Exhibit 99.2 to Current Report on Form 8-K, filed January 26, 2006, Commission File No. 0-4090, incorporated by reference).
^ 10.19
Amendment to Lease Agreement by and between the Company and Centennial Lakes III, LLC dated March 24, 2006 (Exhibit 10.1 to Current Report on Form 8-K, filed March 28, 2006, Commission File No. 0-4090, incorporated by reference).
*^ 10.20	Restated Special Executive Retirement Plan, dated December 27, 2006 (Exhibit 10-jj to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).
^ 10.21
Waiver, Consent and Ninth Amendment to Credit Agreement, dated February 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed February 7, 2007, Commission File No. 0-4090, incorporated by reference).
^ 10.22
Trust Agreement between the Company and Wachovia Bank, dated February 15, 2007, under the Restated Special Executive Retirement Plan (Exhibit 10.1 to Current Report on Form 8-K, filed February 15, 2007, Commission File No. 0-4090, incorporated by reference).
*^ 10.23	2004 Equity Incentive Plan, as amended through May 25, 2006 (Exhibit 10.1 to Quarterly Report on Form 10-Q for period ended July 1, 2006, Commission File No. 0-4090, incorporated by reference).
*^ 10.24
Form of incentive stock option agreement for long term incentive option grants for fiscal year 2007 (Exhibit 10-kk to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).
*^ 10.25
Form of restricted stock award agreement for long-term incentive restricted stock awards in January 2007 for fiscal year 2007 (Exhibit 10-ll to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).
^ 10.26	Waiver and Tenth Amendment to Credit Agreement, dated May 1, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed May 7, 2007, Commission File No. 0-4090, incorporated by reference).
^ 10.27	Waiver and Eleventh Amendment to Credit Agreement, dated July 26, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed August 1, 2007, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
*^ 10.28	Elmer Baldwin Incentive Stock Option Agreement (2004 Equity Incentive Plan), effective November 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).
*^ 10.29
Elmer Baldwin Nonqualified Stock Option Agreement (2004 Equity Incentive Plan), effective November 1, 2007 (Exhibit 10.3 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).
*^ 10.30
Elmer Baldwin Nonqualified Stock Option Agreement (2000 Nonqualified Stock Option Plan), effective November 1, 2007 (Exhibit 10.3 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).
*^ 10.31
Summary of Terms and Conditions of Severance Policy for executive officers and other senior management personnel (contained in Current Report on Form 8-K, filed October 25, 2007, Commission File No. 0-4090, incorporated by reference).
*^ 10.32
Severance Agreement and Release of Claims between the Company and Colleen M. Davenport dated January 4, 2008 (Exhibit 10.4 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.33
Severance Agreement and Release of Claims between the Company and David J. Steichen dated January 22, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).
* 10.34	Amendment No. 1 to Restated Special Executive Retirement Plan as of September 1, 2007 (Exhibit 10-mm to Annual Report on Form 10-K, filed March 5, 2008, incorporated by reference).
*^ 10.35
Non-Compete and Confidentiality Agreement between the Company and Robert E. Woods dated January 3, 2008 (Exhibit 10.2 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.36
Form of Change of Control Agreement between the Company and management personnel M. Gange, L. Gilmore and A. Wise (Exhibit 10.5 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.37
Incentive Stock Option Agreement (2004 Equity Incentive Plan) dated January 16, 2008 between the Company and Robert E. Woods (Exhibit 10.1 to Current Report on Form 8-K, filed January 17, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.38
Letter Agreement between the Company and Walter Michels dated February 12, 2008 (Exhibit 99.2 to Current Report on Form 8-K, filed April 22, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.39
Employment Agreement between the Company and Michael W. Souders, executed on June 27, 2008, effective July 1, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.40
Change in Control Agreement between the Company and Michael W. Souders, executed on June 27, 2008, effective July 1, 2008 (Exhibit A to the Souders Employment Agreement) (Exhibit 10.2 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
*^ 10.41	Annual Management Incentive Plan (AMIP) between the Company and Michael W. Souders, executed on June 27, 2008 (Exhibit B to the Souders Employment Agreement) (Exhibit 10.3 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.42
Incentive Stock Option Agreement (2004 Equity Incentive Plan) between the Company and Michael W. Souders, executed on June 27, 2008 (Exhibit C-1 to the Souders Employment Agreement) (Exhibit 10.4 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.43
Incentive Stock Option Agreement (1999 Stock Option Plan) between the Company and Michael W. Souders, executed on June 27, 2008 (Exhibit C-2 to the Souders Employment Agreement) (Exhibit 10.5 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.44
Employee Agreement between the Company and Brittany McKinney, executed on June 27, 2008, effective June 23, 2008 (without Exhibits) (Exhibit 10.6 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.45	Amendment No. 2 to Restated Special Executive Compensation Plan (Exhibit 10.7 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.46	Exhibit A to Amendment No. 2 to Restated Special Executive Compensation Plan (Exhibit 10.8 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 0-4090, incorporated by reference).
*^ 10.47
Employment Agreement between the Company and Randy W. Strobel, executed on August 8, 2008, effective August 25, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed August 12, 2008, Commission File No. 1-33981, incorporated by reference).
*^ 10.48
Change in Control Agreement between the Company and Randy W. Strobel, executed on August 8, 2008, effective August 25, 2008 (Exhibit 10.2 to Current Report on Form 8-K, filed August 12, 2008, Commission File No. 1-33981, incorporated by reference).
*^ 10.49
Annual Management Incentive Plan (AMIP) between the Company and Randy W. Strobel, executed on August 8, 2008, effective August 25, 2008 (Exhibit 10.3 to Current Report on Form 8-K, filed August 12, 2008, Commission File No. 1-33981, incorporated by reference).
*^ 10.50
Amended and Restated Employment Agreement between the Company and Elmer Baldwin, executed on August 19, 2008, effective November 1, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).
*^ 10.51
Change in Control Agreement between the Company and Elmer Baldwin, executed on August 19, 2008, effective November 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).
*^ 10.52
Amended and Restated Employment Agreement between the Company and Robert E. Woods, executed on August 19, 2008, effective January 1, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).

Exhibit No.	Description
*^ 10.53	Change in Control Agreement between the Company and Robert E. Woods, executed on August 19, 2008, effective January 1, 2008 (Exhibit 10.2 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).
+21	Subsidiaries of Registrant.
+23	Consent of Independent Registered Public Accounting Firm.
+24	Powers of Attorney.
+31.1	Certification of CEO under section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of CFO under section 302 of the Sarbanes-Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*
Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 15(b) of Form 10-K.

^
Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

+
Filed herewith.

++
Furnished herewith.

Schedule II

Analysts International Corporation
Valuation and Qualifying Accounts

	Allowance for doubtful accounts
(In thousands)	Beginning balance	Charged to costs and expenses	Write-offs, net of recoveries	Ending balance
Twelve months ended January 3, 2009	$1,545	$29	$482	$1,092

Twelve months ended December 29, 2007	$1,423	$835	$713	$1,545

Twelve months ended December 30, 2006	$2,106	$750	$1,433	$1,423

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
Date: March 31, 2009	By:	/s/ Elmer N. Baldwin Elmer N. Baldwin, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Elmer N. Baldwin Elmer N. Baldwin	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2009
/s/ Randy W. Strobel Randy W. Strobel	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2009
Brigid A. Bonner*	Director
Andrew K. Borgstrom*	Director
Willard W. Brittain*	Director
Krzysztof K. Burhardt*	Director
Joseph T. Dunsmore*	Director

Signature	Title	Date

Michael B. Esstman *	Director
Galen G. Johnson*	Director
Douglas C. Neve*	Director
*
Elmer N. Baldwin, by signing his name hereto, hereby signs this Form 10-K on behalf of the persons indicated pursuant to powers of attorney filed herewith.

/s/ Elmer N. Baldwin Elmer N. Baldwin, President and Chief Executive Officer

EXHIBIT INDEX

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