Form 10-Q
period 2009-04-04
ANALYSTS INTERNATIONAL CORP
filed 2009-05-14
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 4, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 6, 2009, 24,925,076 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	April 4,	January 3,
(In thousands)	2009	2009

ASSETS

Current assets:
Cash and cash equivalents	$4,571	$2,288
Accounts receivable, less allowance for doubtful accounts of $1,057 and $1,092, respectively	33,675	40,814
Prepaid expenses and other current assets	1,473	1,521
Total current assets	39,719	44,623

Property and equipment, net	2,944	3,081
Intangible assets, net of accumulated amortization of $6,960 and $7,155, respectively	5,881	6,104
Other assets	387	446
Total assets	$48,931	$54,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,143	$15,581
Line of credit	—	—
Salaries and benefits	5,416	3,249
Deferred revenue	1,174	1,473
Deferred compensation	257	275
Restructuring accrual	167	184
Other current liabilities	942	1,025
Total current liabilities	19,099	21,787

Non-current liabilities:
Deferred compensation	1,274	1,391
Restructuring accrual	59	65
Other long-term liabilities	242	616
Total non-current liabilities	1,575	2,072

Shareholders’ equity:
Common stock, par value $.10 a share; authorized 120,000,000 shares; issued and outstanding 24,925,076 and 24,913,076, respectively	2,492	2,491
Additional capital	23,240	23,145
Retained earnings	2,525	4,759
Total shareholders’ equity	28,257	30,395
Total liabilities and shareholders’ equity	$48,931	$54,254

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 4,	March 29,
(In thousands except per share amounts)	2009	2008

Revenue:
Professional services provided directly	$40,823	$60,740
Professional services provided through subsuppliers	873	14,096
Product sales	3,436	7,967
Total revenue	45,132	82,803

Expenses:
Cost of services provided directly	32,288	47,617
Cost of services provided through subsuppliers	831	13,574
Cost of product sales	2,929	6,990
Selling, administrative and other operating costs	11,029	13,689
Restructuring costs and other severance related costs	66	1,639
Amortization of intangible assets	223	279
Total expenses	47,366	83,788

Operating loss	(2,234)	(985)

Non-operating income	14	34
Interest expense	(8)	(92)

Loss before income taxes	(2,228)	(1,043)

Income tax expense	6	4

Net loss	$(2,234)	$(1,047)

Per common share (basic):
Net loss	$(0.09)	$(0.04)

Per common share (diluted):
Net loss	$(0.09)	$(0.04)

Weighted-average shares outstanding:
Basic	24,925	24,913
Diluted	24,925	24,913

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 4,	March 29,
(In thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(2,234)	$(1,047)

Adjustments to net loss:
Depreciation	376	414
Amortization of intangible assets	223	279
Stock based compensation	96	103
Loss on asset disposal	1	36

Changes in:
Accounts receivable	7,194	6,678
Accounts payable	(4,542)	(2,253)
Salaries and benefits	2,167	(3,205)
Restructuring accrual	(23)	(1,374)
Deferred compensation	(135)	(1,083)
Prepaid expenses and other assets	52	58
Deferred revenue	(343)	(88)
Other accrued liabilities	(79)	(50)
Net cash provided by (used in) operating activities	2,753	(1,532)

Cash flows from investing activities:
Expended for property and equipment additions	(440)	(358)
Net cash used in investing activities	(440)	(358)

Cash flows from financing activities:
Net change in line of credit	—	1,940
Payment of capital lease obligation	(30)	—
Net cash (used in) provided by financing activities	(30)	1,940

Net increase in cash and cash equivalents	2,283	50

Cash and cash equivalents at beginning of period	2,288	91

Cash and cash equivalents at end of period	$4,571	$141

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us” or “our”) is an information technology (“IT”) services company that is focused on providing configured solutions for our clients. We provide IT staffing and project based services, including application development and integration, systems integration, portals and collaboration solutions, network and infrastructure solutions, and managed services. We were incorporated under Minnesota law in 1966 and our corporate headquarters are located in Minneapolis, Minnesota. For a more complete description of our company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2009 will end on Saturday, January 2, 2010. The first quarter of fiscal 2009 ended on April 4, 2009 and the first quarter of fiscal 2008 ended on March 29, 2008. Fiscal 2009 will include 52 weeks while fiscal 2008 included 53 weeks.

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of AIC have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to Consolidated Financial Statements) necessary for fair presentation of our financial position as of April 4, 2009 and our results of operations and cash flows for the three months ended April 4, 2009 and March 29, 2008. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Revenues, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications

To maintain consistency and comparability, we reclassified certain prior-year amounts previously reported in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 to conform to the current-year presentation.  The reclassifications affect only the grouping of line item balances within current liabilities and non-current liabilities. The reclassifications were deemed immaterial to the financial statements as they did not change the character of any liability and had no effect on total current and non-current liabilities, net income or cash flows.

Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”) which amends and clarifies Statements of Financial Accounting Standards

(“SFAS”) 141(R), Business Combinations, on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting FSP FAS 141R-1 will depend on the nature, terms and size of business combinations completed after the effective date.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the effect FSP FAS 107-1 and APB 28-1 will have on our financial statement disclosures.

3.  Fair Value Measurement

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”). The adoption of SFAS 157 had no impact on our consolidated financial statements or the valuation methods consistently followed by the Company.

The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The levels of the fair value hierarchy are defined as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted market prices.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The type of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using observable inputs.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. The type of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation.

Short-term cash investments in money market accounts are considered to be cash equivalents. The estimated fair values for cash equivalents approximate their carrying values due to the short-term maturities of these instruments. Cash equivalents are classified as Level 1 and are recorded in our cash and cash equivalents line on our Consolidated Balance Sheets.

4.   Intangible Assets

During the first quarter of fiscal 2009, no intangible assets were acquired or impaired. In the first quarter of fiscal 2009, we disposed of a customer list and a trade name that were fully amortized. Intangible assets consist of the following:

	April 4, 2009			January 3, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Intangibles, Net

Customer lists	$12,841	$(6,960)	$5,881	$13,259	$(7,155)	$6,104

The customer lists are amortized on a straight-line basis over their estimated useful lives and are scheduled  to be fully amortized by 2015. Annual amortization expense is estimated to be approximately $0.9 million from 2009 to 2014 and $0.7 million in 2015.

5.  Financing Agreement

Effective April 11, 2002, we consummated an asset-based revolving credit facility with GE Capital Corporation which provides us with up to $45.0 million of availability. As of April 4, 2009, we had no borrowing under the credit facility and total availability, which fluctuates based on our level of eligible accounts receivable, was $14.3 million. Borrowing under this credit agreement is secured by all of our assets. The agreement restricts, among other things, the payment of dividends and capital expenditures.

Effective January 20, 2006, we amended the revolving credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The modifications included the elimination of certain reserves in calculating the amount we can borrow under the facility and changes to the definition of eligible receivables. The credit facility, as amended, requires a commitment fee of 0.25% of the unused portion of the facility and an annual administration fee of $25,000. The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (3.25% on April 4, 2009) and on fixed-term advances equal to the applicable LIBOR rate plus 2.0%.  As of April 4, 2009, we are in compliance with all the requirements of the credit facility.

6.  Shareholders’ Equity

				Total
	Common	Additional	Retained	Shareholders’
(In thousands)	Stock	Capital	Earnings	Equity

Balances as of January 3, 2009	$2,491	$23,145	$4,759	$30,395
Common stock issued - 12,000 shares	1	4	—	5
SFAS 123R share based compensation expense	—	91	—	91
Net loss	—	—	(2,234)	(2,234)
Balance as of April 4, 2009	$2,492	$23,240	$2,525	$28,257

7.   Restructuring

During the first quarter of fiscal 2009, we recorded workforce reduction charges totaling $0.1 million, all of which related to severance and benefits.

During the first quarter of fiscal 2008, we recorded workforce reduction and office closure and consolidation charges totaling $1.6 million.  Of these charges, $1.4 million related to severance and severance-related charges and $0.2 million related to future rent obligations (net of anticipated sub-lease income) for locations we closed or downsized prior to March 29, 2008.

A summary of the activity in the restructuring accrual for the three months ended April 4, 2009 is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance as of January 3, 2009	$28	$221	$249
Additional restructuring charges	66	—	66
Cash expenditures	(28)	(61)	(89)
Balance as of April 4, 2009	$66	$160	$226

8. Equity Compensation Plans

Total equity-based compensation expense for the first quarters of fiscal 2009 and fiscal 2008 was approximately $0.1 million and includes compensation expense related to both stock options and stock awards. The tax benefit recorded for the first quarter of fiscal 2009 and fiscal 2008 was $7,000 and $14,000, respectively. The tax benefit is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the periods ended April 4, 2009 and March 29, 2008. As of April 4, 2009, there was approximately $0.4 million of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted-average period of 1.3 years.

We granted equity compensation awards as follows:

	Three Months Ended
	April 4,		March 29,
	2009		2008
	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value

Stock Options	104,000	$0.24	318,000	$0.60
Stock Awards	12,000	$0.44	9,000	$1.38

9.  Loss Per Share

Basic and diluted loss per share is presented in accordance with SFAS No. 128, Earnings per Share.  Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Options to purchase approximately 2,351,000 and 1,743,000 shares of common stock were outstanding at April 4, 2009 and March 29, 2008, respectively.  All options were considered anti-dilutive and excluded from the computation of common equivalent shares at April 4, 2009 and March 29, 2008, because we reported a net loss.  The computation of basic and diluted loss per share for the three months ended April 4, 2009 and March 29, 2008, is as follows:

	Three Months Ended
	April 4,	March 29,
(In thousands except per share amounts)	2009	2008

Net loss	$(2,234)	$(1,047)
Weighted-average number of common shares outstanding	24,925	24,913
Dilutive effect of equity compensation awards	—	—
Weighted-average number of common and common equivalent shares outstanding	24,925	24,913

Net loss per share:
Basic	$(0.09)	$(0.04)
Diluted	$(0.09)	$(0.04)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Analysts International Corporation (“AIC,” “Company,” “we,” “us” or “our) is an IT services company that is focused on providing configured solutions for our clients. We provide IT staffing and project based services, including application development and integration, systems integration, portals and collaboration solutions, network and infrastructure solutions, and managed services. We were incorporated under Minnesota law in 1966 and our corporate headquarters are located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Our Strategic Plan

In January 2008, we announced a long-term strategic plan (the “Plan”) intended to restore AIC to profitability and increase shareholder value. The Plan was built around four strategic goals:

1. Returning the Company to sustained profitability;

2. Focusing on business development and expanding our service offerings in key metro markets;

3. Attracting and retaining top talent; and

4. Aligning with our technology partners.

In our 2008 Annual Report, we communicated our annual objectives in support of our business strategy, placing the highest priority on protecting our business through these economic challenges. Our objectives for fiscal 2009 and our progress towards these objectives are as follows:

•  Manage Cash Flow and Maintain a Strong Balance Sheet

We believe managing our cash flow activity and maintaining a strong balance sheet is necessary to mitigate the financial risks during the current economic recession.

•      During the first quarter of fiscal 2009, cash provided by operations was approximately $2.8 million. See “Liquidity and Capital Resources” in this Form 10-Q for further discussion regarding our changes in working capital.

•      As of April 4, 2009, our current ratio is substantially unchanged from the end of fiscal 2008.

•      As of April 4, 2009, we have no borrowing outstanding under our credit facility.

•  Exit Non-Strategic or Non-Core Business

We believe exiting additional lines of business that are non-strategic or non-core to our future will allow us to focus on growing our business, provide the cash to fund our growth and aid in simplifying our business model.

•      We continue to evaluate our entire portfolio of businesses for synergies and fit with our core business operations. As we complete these evaluations, we expect to sell or discontinue certain business operations.

•  Strengthen our IT Staffing Business

Strengthening our IT staffing business is essential to the financial stability of the Company; however, we have experienced a further decline in the number of technical consultants and associated billable hours in the first quarter of fiscal 2009.

•  Expand our Public Sector Practice

The United States’ government has enacted substantial economic stimulus programs, including programs in practice areas where we provide services. We have experience in Justice & Public Safety engagements as well as existing governmental relationships, and are actively pursuing several opportunities in the public sector.

•  Improve Gross Margins

We continue to focus on improving our gross margins. The positive effects of improvement in our gross margin percentage have been attenuated, however, by the lower volumes of business. Recently, our gross margin increased to 20.1% in the first quarter of fiscal 2009 from 17.7% and 19.3% in the first and fourth quarters, respectively, of fiscal 2008. The primary driver of the increase is the elimination or exit from low margin and subsupplier business during fiscal 2008.

•  Retain Clients and Develop Business

Retaining gross margins from existing clients as well as attracting new clients and developing business in key markets is vital to delivering long-term operating profits.

•  Reduce Selling, Administrative and Other Operating Expenses (“SG&A”)

Reducing our SG&A as a percent of revenue through continued process improvements, cost reductions and controls and improved performance management will allow us to provide additional operating capital to support our business and fund future growth.

•      We reduced our SG&A expenses in the first quarter of fiscal 2009 by $2.7 million and $0.6 million when compared against the first and fourth quarters, respectively, of fiscal 2008; however, we expect the rate and amount of future SG&A reductions to decline. As a percentage of revenue, our SG&A expense increased to 24.4% during the quarter compared to 16.5% and 20.6% in the first and fourth quarters, respectively, of fiscal 2008 primarily due to a significantly lower revenue base.

•      During the first quarter of fiscal 2009, we reduced our SG&A staff by approximately 14%.

Consequences and Challenges of the Economic Downturn on Our Business and Our Strategic Plan

The sharp contraction in the U.S. economy that began in the second half of fiscal 2008 has had a significant and continuing impact on our business. The effects of this economic deterioration have presented significantly greater challenges than we previously anticipated, resulting in accelerating downward pressures on both our revenues and margins. We expect the challenges resulting from the global economic deterioration to continue throughout the remainder of fiscal 2009.  Based on our current outlook for fiscal 2009, we now believe that our ability to deliver operating profits in fiscal 2009 is unlikely given the current economic environment. However, we also believe that executing on our Plan should help us to weather the economic downturn and emerge as a stronger, more institutionally mature business that can serve as a platform for future growth.

Overview of Results of First Quarter Fiscal 2009 Operations

Our revenues decreased $37.7 million, or 45.5%, in the first quarter of fiscal 2009 as compared to the first quarter of fiscal 2008. Our revenues decreased $20.9 million, or 25.2%, during the first quarter of fiscal 2009 due to the negative effect the economic environment has had on the demand for our IT professional services, staffing and products. In addition, our planned exit from non-core and low-margin lines of business caused our revenues to decline $16.8 million, or 20.3%, compared to the first quarter of fiscal 2008. Early in the third quarter of fiscal 2008, we sold Symmetry Workforce Solutions (“Symmetry”), our managed staffing business, to COMSYS Information Technology Services, Inc. and discontinued our staffing relationship with one of our large staffing accounts. Together, business through Symmetry and the large staffing account represented approximately $15 million in quarterly revenue and $60 million in annualized revenue.

Gross margins as a percent of revenue increased due to the impact of implementing our strategy of exiting low margin lines of business and accounts and the reduction in lower margin product sales.

SG&A expenses declined in the first quarter of fiscal 2009 due largely to the execution of our Plan and the reduction in business volume.

We generated cash from operations of $2.8 million during the first quarter of fiscal 2009. As of April 4, 2009, we had a cash balance of approximately $4.6 million and no borrowing under our revolving credit facility.

RESULTS OF OPERATIONS, THREE MONTHS ENDED APRIL 4, 2009 VS. MARCH 29, 2008

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants as of April 4, 2009 and March 29, 2008.

	Three Months Ended		Three Months Ended
	April 4, 2009		March 29, 2008
		% of		% of	Increase (Decrease)
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue:
Professional services provided directly	$40,823	90.5%	$60,740	73.4%	$(19,917)	(32.8)%
Professional services provided through subsuppliers	873	1.9	14,096	17.0	(13,223)	(93.8)
Product sales	3,436	7.6	7,967	9.6	(4,531)	(56.9)
Total revenue	45,132	100.0	82,803	100.0	(37,671)	(45.5)

Expenses:
Cost of services provided directly	32,288	71.5	47,617	57.5	(15,329)	(32.2)
Cost of services provided through subsuppliers	831	1.8	13,574	16.4	(12,743)	(93.9)
Cost of product sales	2,929	6.5	6,990	8.4	(4,061)	(58.1)
Selling, administrative and other operating costs	11,029	24.4	13,689	16.5	(2,660)	(19.4)
Restructuring costs and other severance related costs	66	0.1	1,639	2.0	(1,573)	(96.0)
Amortization of intangible assets	223	0.5	279	0.3	(56)	(20.1)
Total expenses	47,366	104.9	83,788	101.2	(36,422)	(43.5)

Operating loss	(2,234)	(4.9)	(985)	(1.2)	1,249	126.8

Non-operating income	14	0.0	34	0.0	(20)	(58.8)
Interest expense	(8)	0.0	(92)	(0.1)	(84)	(91.3)

Loss before income taxes	(2,228)	(4.9)	(1,043)	(1.3)	1,185	113.6

Income tax expense	6	0.0	4	0.0	2	50.0

Net loss	$(2,234)	(4.9)%	$(1,047)	(1.3)%	$1,187	113.4%

Personnel:
Management and Administrative	223		333		(110)	(33.0)%
Technical Consultants	1,174		2,005		(831)	(41.4)%

Revenue

Revenue from services provided directly declined 32.8% from the comparable period a year ago. The decline in revenue was primarily due to a reduction in the number of billable hours and technical consultants as a result of lower business volumes and our decision to discontinue our relationship with one of our large staffing accounts which was partially offset by a 9.2% increase in overall billing rates over the prior year period. Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 93.8% over the prior year period primarily due to the sale of Symmetry early in the third quarter of fiscal 2008. Product sales in the first quarter of fiscal 2009 declined by 56.9% over the prior year period due to an overall reduction in business volume.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue increased to 79.1% in the first quarter of fiscal 2009 compared to 78.4% in the prior comparable period. The increase in expense as a percentage of direct services revenue is due to our inability to pass through all customer requested rate changes to our consultants and slightly lower utilization levels of our salaried consultants.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 95.2% for the first quarter of fiscal 2009 compared to 96.3% for the comparable period in fiscal 2008. The decrease in expense as a percentage of subsupplier revenue is primarily due to exiting lower margin subsupplier business during fiscal 2008.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products.  This category of expense, as a percentage of product sales, was 85.2% in the first quarter of fiscal 2009 compared to 87.7% in the first quarter of fiscal 2008. The decrease in expense as a percentage of revenue is primarily due to the mix of product sales between the comparable periods.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased approximately $2.7 million from the comparable period in 2008 and represented 24.4% of total revenue for the first quarter of fiscal 2009 compared to 16.5% in fiscal 2008. SG&A expenses decreased primarily due to the impact of personnel reductions and implementation of non-personnel cost reductions and a reduction of sales and recruiting incentive compensation expense due to the decrease in volume. As a percentage of revenue, SG&A costs increased due to a significantly lower revenue base in the first quarter of fiscal 2009.

Restructuring Costs and Other Severance Related Costs

During the first quarter of fiscal 2009, we recorded restructuring and severance related expenses totaling $0.1 million, all of which related to workforce reductions.

During the first quarter of fiscal 2008, we recorded restructuring and severance related expenses totaling $1.6 million.  Of this amount, $1.4 million related to workforce reductions. The remaining $0.2 million related to lease obligations and abandonment costs (net of anticipated sub-lease income) for locations where we chose to downsize or exit completely.

Amortization of Intangible Assets

Amortization of intangible assets primarily relates to our customer lists. This category of expense decreased during the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 due to the SequoiaNet.com trade name and a certain customer list becoming fully amortized during fiscal 2008.

Non-operating Income

Non-operating income decreased slightly in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 as a result of less interest income earned from our cash balances due to lower interest rates and higher interest income related to an equipment lease in the prior year.

Interest Expense

In the first quarter of fiscal 2009 and fiscal 2008, we had average borrowing outstanding under our credit facility of approximately $0.1 million and $5.7 million at an average rate of 3.25% and 5.25%, respectively.

Income Taxes

For both the first quarter of fiscal 2009 and first quarter of fiscal 2008, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense associated with our net operating losses because any tax expense that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our technical consulting staff levels finished the first quarter of fiscal 2009 at 1,174, a 41.4% decline against the comparable period last year.  The decline in technical consulting staff levels is due to a reduction of approximately 320 billable consultants as a result of the transfer of our existing contract with one of our largest staffing accounts to other suppliers in the third quarter of fiscal 2008 and an overall decline in business volume. The decline in management and administrative personnel is due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations. The reported technical consulting staff levels exclude Medical Concepts Staffing, our medical staffing business, due to the separate industry focus of that business.

Certain Information Concerning Off-Balance Sheet Arrangements

As of April 4, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	April 4,	January 3,	Increase	Increase
(In thousands)	2009	2009	(Decrease)	(Decrease)

Cash and cash equivalents	$4,571	$2,288	$2,283	99.8%
Accounts receivable	33,675	40,814	(7,139)	(17.5)
Other current assets	1,473	1,521	(48)	(3.2)
Total current assets	$39,719	$44,623	$(4,904)	(11.0)%

Accounts payable	$11,143	$15,581	$(4,438)	(28.5)%
Line of credit	—	—	—	—
Salaries and benefits	5,416	3,249	2,167	66.7
Deferred revenue	1,174	1,473	(299)	(20.3)
Deferred compensation	257	275	(18)	(6.5)
Restructuring accrual	167	184	(17)	(9.2)
Other current liabilities	942	1,025	(83)	(8.1)
Total current liabilities	$19,099	$21,787	$(2,688)	(12.3)%

Working capital	$20,620	$22,836	$(2,216)	(9.7)%
Current ratio	2.08	2.05	0.03	1.5%

Total shareholders’ equity	$28,257	$30,395	$(2,138)	(7.0)%

Change in Working Capital

Working capital was $20.6 million at April 4, 2009, down approximately $2.2 million from January 3, 2009. The ratio of current assets to current liabilities increased by 1.5% at April 4, 2009 compared to January 3, 2009.

Our total current assets decreased approximately $4.9 million at April 4, 2009 compared to the beginning of the year as a result of lower accounts receivable offset slightly by an increase in our cash and cash equivalents. The primary reason for the 17.5% decrease in our accounts receivable from the beginning of the year is the approximately 20.5% decline in revenues from the fourth quarter of fiscal 2008 to the first quarter of fiscal 2009.

Our total current liabilities decreased approximately $2.7 million at April 4, 2009 compared to the beginning of the year primarily due to fewer product purchases offset by the timing of our payroll periods. In the first quarter of fiscal 2009, our accounts payable declined primarily due to a $4.1 million reduction in our product payables as a result of fewer product sales during the quarter. In addition, the timing of our payroll periods from our fiscal year end to the first quarter of fiscal 2009 caused our salaries and benefits payable balance to increase approximately $2.2 million.

We believe our working capital and availability under our GE Capital credit agreement will be sufficient to support the cash flow needs of our business in fiscal 2009. Continuing operating losses, a significant increase in bad debt experience, a significant lengthening of payment terms, or significant costs associated with restructuring activities could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business. In addition, the current GE Capital credit agreement expires on January 20, 2010. We expect to either renew or obtain a new credit facility during fiscal 2009; however, failure to do so could have a material adverse effect on our business. See Part II. Other Information, Item 1A. Risk Factors.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents increased by $2.3 million from January 3, 2009 to April 4, 2009. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and the use of our credit facility.

Our asset-based revolving credit agreement provides up to $45.0 million of availability. At April 4, 2009, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $14.3 million and we had no amounts outstanding. Borrowing under the credit agreement is secured by all of our assets. This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise. We believe we will be able to continue to meet the requirements of this agreement.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two or three months for a portion of the outstanding balance on the line of credit. Effective August 5, 2004, we amended our credit agreement and modified certain terms of the agreement. The amendment reduced the annual commitment fee to 0.25% of the unused portion of the line, reduced the annual administration fee to $25,000, and reduced the interest rates on daily advances to the Wall Street Journal’s “Prime Rate”, or 3.25% as of April 4, 2009, and fixed-term advances to the applicable LIBOR rate plus 2.0%. The agreement continues, among other things, to prohibit the payment of dividends and to restrict capital expenditures. Effective January 20, 2006, we again amended the credit agreement extending the expiration date from October 31, 2006 to January 20, 2010. The amendment eliminated certain reserves in calculating the amount we can borrow under the facility and changed the definition of eligible accounts receivable in calculating our borrowing capacity. The effect of the modifications was to increase the borrowing capacity under the line by approximately $3.5 million.

During each of the first quarters of fiscal 2009 and fiscal 2008, we made capital expenditures of approximately $0.4 million.

On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock. On July 26, 2007, we amended our credit agreement with GE Capital to allow us to repurchase up to $5,000,000 of our common stock. Timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements. Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital which includes restrictions based on our borrowing availability under the credit agreement and a maximum dollar expenditure for repurchases. During the first quarter of fiscal 2009, we did not engage in any repurchases of our common stock.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”) which amends and clarifies Statement of Financial Accounting Standards (“SFAS”) 141(R), Business Combinations, on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting FSP FAS 141R-1 will depend on the nature, terms and size of business combinations completed after the effective date.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the effect FSP FAS 107-1 and APB 28-1 will have on our financial statement disclosures.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) about: (i) our expectations and beliefs with respect to the recession, the volatility of the capital markets, the tightening of lending standards in the credit markets, and the general downturn in the global economy, as well as our assumptions with respect to the impact these economic conditions will have on our business, including an expectation of a reduction in business volume, (ii) our Plan and the objectives of the Plan, including certain expense reduction initiatives and the planned expansion into new geographic markets, (iii) our expectations with respect to growing our business and achieving profitability, (iv) our beliefs regarding the adequacy of our working capital and our ability to meet the requirements of our credit facility or to obtain a replacement credit facility on commercially reasonable terms, and (v) our expectations with respect to our financial results and operating performance. You can identify these statements by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning or import in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are: (i) our inability, in whole or in part, to implement or execute the Plan, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a national basis with other companies in our industry by responding to our customers’ varied staffing needs, (iv) our inability to maintain key client relationships, (v) our inability to attract or retain key personnel (vi) our inability to reduce operating costs, (vii) our inability to comply with the covenants in our credit facilities or inability to obtain a credit facility on commercially reasonable terms, (viii) a prolonged or worsened downturn in the national or global economy, and (ix) our inability to effectively manage accounts receivable, as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in our most recent Annual Report on Form 10-K and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

(a)                      Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer, Elmer N. Baldwin, and Chief Financial Officer and Treasurer, Randy W. Strobel, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that are filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

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

Item 1A.                          Risk Factors.

Our business continues to be subject to material risks. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

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
^ 4.2

Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A. and Form of Right Certificate (Exhibit 4.1 to the Registrant’s Form 8-A12B dated February 27, 2008, Commission File No. 0-4090, incorporated by reference).

+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 14, 2009	By:	/s/ Elmer N. Baldwin
Elmer N. Baldwin
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	By:	/s/ Randy W. Strobel
Randy W. Strobel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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
^ 4.2

Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A. and Form of Right Certificate (Exhibit 4.1 to the Registrant’s Form 8-A12B dated February 27, 2008, Commission File No. 0-4090, incorporated by reference).

+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.