Form 10-Q
period 2009-07-04
ANALYSTS INTERNATIONAL CORP
filed 2009-08-13
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 4, 2009

or

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

As of August 10, 2009, 24,925,076 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	July 4,	January 3,
(In thousands)	2009	2009

ASSETS

Current assets:
Cash and cash equivalents	$4,559	$2,288
Accounts receivable, less allowance for doubtful accounts of $1,029 and $1,092, respectively	29,348	40,814
Prepaid expenses and other current assets	1,127	1,521
Total current assets	35,034	44,623

Property and equipment, net	2,777	3,081
Intangible assets, net of accumulated amortization of $7,184 and $7,155, respectively	3,389	6,104
Other assets	390	446
Total assets	$41,590	$54,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,229	$15,581
Line of credit	—	—
Salaries and benefits	3,885	3,249
Deferred revenue	1,103	1,473
Deferred compensation	253	275
Restructuring accrual	718	184
Other current liabilities	962	1,025
Total current liabilities	17,150	21,787

Non-current liabilities:
Deferred compensation	1,264	1,391
Restructuring accrual	1,098	65
Other long-term liabilities	256	616
Total non-current liabilities	2,618	2,072

Shareholders’ equity:
Common stock, par value $.10 a share; authorized 120,000,000 shares; issued and outstanding 24,925,076 and 24,913,076, respectively	2,492	2,491
Additional capital	23,357	23,145
Accumulated (deficit) earnings	(4,027)	4,759
Total shareholders’ equity	21,822	30,395
Total liabilities and shareholders’ equity	$41,590	$54,254

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands except per share amounts)	2009	2008	2009	2008

Revenue:
Professional services provided directly	$35,053	$58,162	$75,876	$118,902
Professional services provided through subsuppliers	678	14,230	1,551	28,326
Product sales	4,797	9,598	8,233	17,565
Total revenue	40,528	81,990	85,660	164,793

Expenses:
Cost of services provided directly	27,821	46,491	60,109	94,108
Cost of services provided through subsuppliers	643	13,730	1,474	27,304
Cost of product sales	4,079	8,793	7,008	15,783
Selling, administrative and other operating costs	10,318	12,940	21,347	26,629
Restructuring costs and other severance related costs	1,725	729	1,791	2,368
Impairment of intangible assets	2,268	—	2,268	—
Amortization of intangible assets	224	279	447	558
Total expenses	47,078	82,962	94,444	166,750

Operating loss	(6,550)	(972)	(8,784)	(1,957)

Non-operating income	13	36	27	70
Interest expense	(3)	(43)	(11)	(135)

Loss before income taxes	(6,540)	(979)	(8,768)	(2,022)

Income tax expense	12	5	18	9

Net loss	$(6,552)	$(984)	$(8,786)	$(2,031)

Per common share (basic):
Net loss	$(0.26)	$(0.04)	$(0.35)	$(0.08)

Per common share (diluted):
Net loss	$(0.26)	$(0.04)	$(0.35)	$(0.08)

Weighted-average shares outstanding:
Basic	24,925	24,913	24,925	24,913
Diluted	24,925	24,913	24,925	24,913

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 4,	June 28,
(In thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(8,786)	$(2,031)

Adjustments to net loss:
Depreciation	767	803
Amortization of intangible assets	447	558
Impairment of intangible assets	2,268	—
Stock based compensation	213	260
Loss on asset disposal	8	39

Changes in:
Accounts receivable	11,576	7,270
Accounts payable	(5,365)	(2,829)
Salaries and benefits	636	(437)
Restructuring accrual	1,567	(1,118)
Deferred compensation	(149)	(1,393)
Prepaid expenses and other assets	340	811
Deferred revenue	(374)	(750)
Other accrued liabilities	(56)	(75)
Net cash provided by operating activities	3,092	1,108

Cash flows from investing activities:
Expended for property and equipment additions	(762)	(829)
Net cash used in investing activities	(762)	(829)

Cash flows from financing activities:
Net change in line of credit	—	(263)
Payment of capital lease obligation	(59)	—
Net cash used in financing activities	(59)	(263)

Net increase in cash and cash equivalents	2,271	16

Cash and cash equivalents at beginning of period	2,288	91

Cash and cash equivalents at end of period	$4,559	$107

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us” or “our”) is an information technology (“IT”) services company that is focused on providing configured solutions for its clients. AIC serves a broad portfolio of clients throughout the United States with technology staffing, collaboration solutions, infrastructure solutions, project and application solutions and managed services offerings. We were incorporated under Minnesota law in 1966 and our corporate headquarters are located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2009 will end on Saturday, January 2, 2010. The second quarter of fiscal 2009 ended on July 4, 2009 and the second quarter of fiscal 2008 ended on June 28, 2008. Fiscal 2009 will include 52 weeks while fiscal 2008 included 53 weeks.

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of AIC have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to Consolidated Financial Statements) necessary for fair presentation of the results of operations for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009. Revenues, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statement disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events  (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on our financial statement disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for interim and annual periods ending after September 15, 2009. The adoption of this SFAS 168 will not have a material impact on our consolidated financial statement footnote disclosures.

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

4.   Intangible Assets

In the first quarter of fiscal 2009, we incurred amortization expense of $0.2 million and wrote-off $0.4 million related to a customer list and a trade name that were fully amortized.

During the second quarter of fiscal 2009, we incurred amortization expense of $0.2 million and recorded an impairment of approximately $2.3 million. As of July 4, 2009, our intangible assets consist of the following:

	July 4, 2009			January 3, 2009
(In thousands)	Carrying Amount	Accumulated Amortization	Intangibles, Net	Carrying Amount	Accumulated Amortization	Intangibles, Net

Customer lists	$10,573	$(7,184)	$3,389	$13,259	$(7,155)	$6,104

During the second quarter of fiscal 2009, we reviewed our customer lists in accordance with FASB SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on the expectation that the business with which the customer lists are associated would be sold significantly before the end of their previously estimated useful life. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the customer lists exceeds the fair value. In determining fair value, we considered the expected consideration to be received from the sale of net assets as described in the Subsequent Events footnote in the Notes to Consolidated Financial Statements. The impairment loss is recorded on the Impairment of Intangible Assets line in the Consolidated Statement of Operations.

5.  Financing Agreement

Effective April 11, 2002, we consummated an asset-based revolving credit facility with GE Capital Corporation (“GE Capital”). As of July 4, 2009, we were in compliance with all the requirements of the credit facility and had no borrowing under the credit facility. Total availability of the credit facility, which fluctuates based on our level of eligible accounts receivable, was $10.4 million. Borrowing under this credit agreement is secured by all of our assets. The agreement restricts, among other things, the payment of dividends and capital expenditures. The facility carries an interest rate on daily advances equal to the Wall Street Journal’s “Prime Rate” (3.25% on July 4, 2009) and on fixed-term advances equal to the applicable LIBOR rate plus 2.0%.

Effective August 4, 2009, we amended the revolving credit agreement with GE Capital.  The amendment reduced the availability under the credit facility from $45.0 million to $15.0 million, adjusted the unused commitment fee from 0.25% to 0.75%, adjusted the revolver interest rate from Prime Rate to Prime Rate plus 2.75%, adjusted the interest rate on fixed-term advances from the applicable LIBOR plus 2% to LIBOR plus 3.75% and adjusted the Minimum Fixed Charge Coverage Ratio covenant.

6.  Shareholders’ Equity

			Accumulated	Total
	Common	Additional	Earnings	Shareholders’
(In thousands)	Stock	Capital	(Deficit)	Equity

Balances as of January 3, 2009	$2,491	$23,145	$4,759	$30,395
Common stock issued - 12,000 shares	1	4	—	5
SFAS 123R share based compensation expense	—	208	—	208
Net loss	—	—	(8,786)	(8,786)
Balance as of July 4, 2009	$2,492	$23,357	$(4,027)	$21,822

7.   Restructuring Costs and Other Severance Related Costs

During the first quarter of fiscal 2009, we recorded workforce reduction charges totaling $0.1 million, all of which related to severance and benefits.

During the second quarter of fiscal 2009, we recorded office closure and consolidation charges totaling $1.7 million related to future rent obligations (net of anticipated sub-lease income). The office closure charges are for locations we closed prior to July 4, 2009 and the consolidation charge relates to the consolidation of our corporate office.

During the first quarter of fiscal 2008, we recorded workforce reduction and office closure and consolidation charges totaling $1.6 million.  Of these charges, $1.4 million related to severance and severance-related charges and $0.2 million related to future rent obligations (net of anticipated sub-lease income) for locations we closed or downsized prior to March 29, 2008.

During the second quarter of fiscal 2008, we recorded workforce reduction and office closure/consolidation charges totaling approximately $0.7 million. Of these charges, approximately $0.7 million related to severance and severance-related charges and approximately $24,000 related to future rent obligations for a location we closed prior to June 28, 2008.

A summary of the activity in the restructuring accrual for the six months ended July 4, 2009 is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance as of January 3, 2009	$28	$221	$249
Additional restructuring charges	88	1,703	1,791
Cash expenditures	(96)	(128)	(224)
Balance as of July 4, 2009	$20	$1,796	$1,816

8.   Equity Compensation Plans

Total equity-based compensation expense for the three- and six-month periods ended July 4, 2009 was approximately $0.1 million and $0.2 million, respectively. This includes compensation expense related to both stock options and stock awards. The tax benefit recorded for these same periods was approximately $15,000 and $22,000 respectively. The tax benefit is offset against our valuation allowance for our deferred tax asset.

Total equity-based compensation expense for the three- and six-month periods ended June 28, 2008, was approximately $0.2 million and $0.3 million, respectively. This includes compensation expense related to both stock options and stock awards. The tax benefit recorded for these same periods was approximately $17,000 and $30,000 respectively. The tax benefit is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the three- and six-month periods ended July 4, 2009, and June 28, 2008. As of July 4, 2009, there was approximately $0.3 million of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted-average period of 1.3 years.

During the three-and six-month periods ended July 4, 2009, and June 28, 2008, we granted equity compensation awards as follows:

	Three Months Ended				Six Months Ended
	July 4,		June 28,		July 4,		June 28,
	2009		2008		2009		2008
	Grants	Weighted-Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value

Stock Options	200,000	$0.35	745,000	$0.58	304,000	$0.31	1,063,000	$0.58
Stock Awards	—	$—	—	$0.00	12,000	$0.44	9,000	$1.38

On June 2, 2009, the stockholders approved the Analysts International Corporation 2009 Equity Incentive Plan (the “2009 Plan”) for employees, officers, directors and non-employee consultants. Under the 2009 Plan, the Board of Directors (“Board”) or a committee appointed by the Board may award incentive stock options to employees and may award nonqualified stock options, restricted stock and other stock awards, restricted stock units, stock appreciation rights, performance share awards and other stock awards to directors and non-employee consultants. 2,500,000 shares of the Company’s common stock are available for grants of awards to participants directly or indirectly under the 2009 Plan. If any awards granted under the 2009 Plan expire or terminate prior to exercise or otherwise lapse, the shares subject to such portion of the award are available for subsequent grants of awards.  The period during which an award may be exercised and whether the award will be exercisable immediately, in stages, or otherwise is set by the Board. An incentive stock option may not be exercisable more than ten years from the date of grant.

9.  Loss Per Share

Basic and diluted loss per share is presented in accordance with SFAS No. 128, Earnings per Share.  Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Options to purchase approximately 2,535,000 and 2,439,000 shares of common stock were outstanding at July 4, 2009 and June 28, 2008, respectively.  All options were considered anti-dilutive and excluded from the computation of common equivalent shares at July 4, 2009 and June 28, 2008, because we reported a net loss.  The computation of basic and diluted loss per share for the three- and six-months ended July 4, 2009 and June 28, 2008, is as follows:

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
(In thousands except per share amounts)	2009	2008	2009	2008

Net loss	$(6,552)	$(984)	$(8,786)	$(2,031)
Weighted-average number of common shares outstanding	24,925	24,913	24,925	24,913
Dilutive effect of equity compensation awards	—	—	—	—
Weighted-average number of common and common equivalent shares outstanding	24,925	24,913	24,925	24,913

Net loss per share:
Basic	$(0.26)	$(0.04)	$(0.35)	$(0.08)
Diluted	$(0.26)	$(0.04)	$(0.35)	$(0.08)

10.  Subsequent Events

Sale of value-added reseller (“VAR”) assets

On August 4, 2009, AIC entered into and simultaneously closed an asset sale agreement with Netarx, LLC (“Netarx”) for the sale of assets relating to the Company’s VAR business.

In consideration for the assets sold, which are primarily customer contracts, and the liabilities transferred, Netarx paid the Company $3.0 million in cash at closing and will pay the Company up to an additional $0.75 million in cash contingent on the number of customer contract assignments received prior to December 31, 2009.

The preliminary carrying value of the assets sold and liabilities transferred on the closing date of the transaction are estimated as follows:

Balance as of
(In thousands)	August 5, 2009
Assets:
Inventory	$246
Property and equipment, net	506
Intangible assets	3,389
Total assets sold	$4,141

Liabilities:
Deferred revenue	$841
Total liabilities transferred	$841

The Company expects the gain or loss, net of fees and expenses, from this asset sale to be not material and will record the resulting gain or loss in the third or fourth quarters of 2009.

Amendment to our credit facility

On August 4, 2009, AIC and GE Capital amended our revolving credit agreement. For more information on the amendment, see the Financing footnote in the Notes to Consolidated Financial Statements.

AIC has evaluated and disclosed all material subsequent events through August 13, 2009, which is the date the Company’s financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three and six-month periods ended July 4, 2009 and June 28, 2008

Company Overview

Analysts International Corporation (“AIC,” “Company,” “we,” “us” or “our”) is an information technology (“IT”) services company that is focused on providing configured solutions for our clients. We serve a broad portfolio of clients throughout the United States with technology staffing, collaboration solutions, infrastructure solutions, project and application solutions and managed services offerings. We were incorporated under Minnesota law in 1966 and our corporate headquarters are located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

Consequences and Challenges of the Economic Environment on Our Business and Our Strategic Plan

The sharp contraction in the U.S. economy that began in the second half of fiscal 2008 and continues today has had a significant and continuing impact on our business. The effects of this economic deterioration have presented significantly greater challenges than we previously anticipated, resulting in accelerating downward pressures on our revenues, margins, results of operations and cash flows. We expect the challenges we are facing to continue throughout the remainder of fiscal 2009.  We expect operating losses to continue throughout fiscal 2009 and that total operating loss incurred for the fiscal year will be significant. We believe that we are making some progress on executing our strategic plan that should help us to weather the economic downturn and emerge as a stronger, more institutionally mature business that can serve as a platform for future growth.  However, the economic downturn has made it more difficult to fulfill some of the stated objectives of our strategic plan, which difficulties we expect to continue. Further, if the economic downturn worsens or extends significantly into the future or we are unsuccessful in executing on our strategic plan, we would expect to incur additional losses from operations and reductions in our cash flows and liquidity.

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

•                  During the first half of fiscal 2009, cash provided by operations was approximately $3.1 million. See “Liquidity and Capital Resources” in this Form 10-Q for further discussion regarding our changes in working capital.

•                  As of July 4, 2009, our current ratio was substantially unchanged from the end of fiscal 2008.

•                  As of July 4, 2009, we had no borrowing outstanding under our credit facility.

•      Exit Non-Strategic or Non-Core Business

We believe exiting additional lines of business that are non-strategic or non-core to our future will allow us to focus on growing our business, provide the cash to fund our growth and aid in simplifying our business model.

•                  On August 4, 2009, we sold our value-added reseller (“VAR”) assets to Netarx, LLC (“Netarx”).  The sale provided us with $3.0 million in cash at closing and may provide up to an additional $0.75 million in contingent cash consideration.  In addition, we retained certain current assets and liabilities related to the VAR business which are expected to provide additional net cash to the Company upon settlement of approximately $2.5 million.

•      Strengthen our IT Staffing Business

Strengthening our IT staffing business is essential to the financial stability of the Company; however, we have experienced a further decline in the number of technical consultants and associated billable hours in both the first and second quarters of fiscal 2009.

•                  On May 5, 2009, we appointed Eric Educate as Senior Vice President of Sales to enhance our sales performance, provide sales leadership and strengthen our brand and our business.

•                  New systems and tools will be implemented in the third quarter of fiscal 2009 to enhance our sales efforts and delivery processes.

•      Expand our Public Sector Practice

The United States government has enacted substantial economic stimulus programs, including programs in practice areas where we provide services. We have experience in Justice & Public Safety engagements as well as existing governmental relationships, and are actively pursuing several opportunities in the public sector.

•      Improve Gross Margins

We continue to focus on improving our gross margins. The positive effects of improvement in our gross margin percentage have been attenuated, however, by the lower volumes of business. Our gross margin increased to 19.7% in the second quarter of fiscal 2009 and 19.9% during the first half of fiscal 2009. Our gross margins for the second quarter and first half of fiscal 2008 were 15.8% and 16.7%, respectively. The primary driver of the increase was the elimination or exit from low margin and subsupplier business during fiscal 2008.

•      Retain Clients and Develop Business

Retaining gross margins from existing clients as well as attracting new clients and developing business in key markets is vital to delivering long-term operating profits.

•                  We have increased our sales team by six people during the second quarter of fiscal 2009 and plan to continue to add sales headcount in the third quarter of fiscal 2009 as well.

•      Reduce Selling, Administrative and Other Operating Expenses (“SG&A”)

Reducing our SG&A as a percentage of revenue through continued process improvements, cost reductions and controls and improved performance management will allow us to provide additional operating capital to support our business and fund future growth.

•                  We reduced our SG&A expenses in the second quarter and first half of fiscal 2009 by $2.6 million and $5.3 million when compared against the second quarter and first half of fiscal 2008, respectively; however, we expect the rate and amount of future SG&A reductions to decline. As a percentage of revenue, our SG&A expense increased to 25.5% and 24.9% during the second quarter and first half of fiscal 2009 compared to 15.8% and 16.2% in the second quarter and first half of fiscal 2008, respectively, primarily due to a significantly lower revenue base.

•                  During the first half of fiscal 2009, we reduced our SG&A staff by approximately 19%.

Sale of the Company’s VAR Business

In line with our objective of exiting non-strategic or non-core businesses, we entered into and simultaneously closed an asset sale agreement with Netarx on August 4, 2009 for the sale of assets relating to the Company’s VAR business.

In consideration for the assets sold, which were primarily customer contracts, and the liabilities transferred, Netarx paid us $3.0 million in cash at closing and will pay us up to an additional $0.75 million in cash contingent on the number of customer contract assignments received prior to December 31, 2009.

We believe the sale of the VAR business will significantly impact our future operations. Through the first six months of fiscal 2009, the VAR business generated revenues of approximately $18.6 million and had an unfavorable contribution margin of $0.4 million. Over the past 12 months, the VAR business has generated revenues of approximately $48.5 million and had an unfavorable contribution margin of approximately $0.1 million.

We believe the sale of the VAR business will help us achieve several of the objectives in support of our business strategy as outlined above. Exiting the lower margin product reseller business, which is working capital intensive, should allow us to better manage our balance sheet and cash flows as well as improve our margins. The cash provided by the sale allows us to further invest in our core business offerings. In addition, we expect to further reduce our general and administrative costs to align our back office operations with the remaining business operations.  We also expect lower capital expenditures and related depreciation expense as a result of the sale.

Overview of Results of Second Quarter Fiscal 2009 Operations

Our revenues decreased $41.5 million, or 50.6%, in the second quarter of fiscal 2009 as compared to the second quarter of fiscal 2008 primarily due to our planned exit from non-core and low-margin lines of business (20.2%), the negative impact the economic environment has had on the demand for our IT professional services (17.7%), a reduction in volume at our largest customer (6.8%) and a reduction in product demand (5.9%). Specifically, our planned exit from non-core and low-margin lines of business caused our revenues to decline $16.6 million, or 20.2%, compared to the second quarter of fiscal 2008. Early in the third quarter of fiscal 2008, we sold Symmetry Workforce Solutions (“Symmetry”), our managed staffing business, to COMSYS Information Technology Services, Inc. and discontinued our staffing relationship with one of our large staffing accounts. Together, business through Symmetry and the large staffing account represented approximately $15 million in quarterly revenue and $60 million in annualized revenue.

Gross margins as a percentage of revenue increased due to the impact of implementing our strategy of exiting low margin lines of business and accounts and the reduction in lower margin product sales.

SG&A expenses declined in the second quarter of fiscal 2009 due largely to the execution of our Plan and the reduction in business volume. During the quarter, we incurred non-cash charges of $4.0 million, including $2.3 million for the impairment of intangible customer lists and $1.7 million for restructuring and other severance related costs.

We generated cash from operations of $0.3 million during the second quarter of fiscal 2009. As of July 4, 2009, we had a cash balance of approximately $4.6 million and no borrowing under our revolving credit facility.

RESULTS OF OPERATIONS, THREE MONTHS ENDED JULY 4, 2009 VS. JUNE 28, 2008

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three months ended July 4, 2009 and June 28, 2008.

	Three Months Ended July 4, 2009		Three Months Ended June 28, 2008		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue:
Professional services provided directly	$35,053	86.5%	$58,162	70.9%	$(23,109)	(39.7)%
Professional services provided through subsuppliers	678	1.7	14,230	17.4	(13,552)	(95.2)
Product sales	4,797	11.8	9,598	11.7	(4,801)	(50.0)
Total revenue	40,528	100.0	81,990	100.0	(41,462)	(50.6)

Expenses:
Cost of services provided directly	27,821	68.6	46,491	56.7	(18,670)	(40.2)
Cost of services provided through subsuppliers	643	1.6	13,730	16.8	(13,087)	(95.3)
Cost of product sales	4,079	10.1	8,793	10.7	(4,714)	(53.6)
Selling, administrative and other operating costs	10,318	25.5	12,940	15.8	(2,622)	(20.3)
Restructuring costs and other severance related costs	1,725	4.2	729	0.9	996	136.6
Impairment of intangible assets	2,268	5.6	—	0.0	2,268	100.0
Amortization of intangible assets	224	0.6	279	0.3	(55)	(19.7)
Total expenses	47,078	116.2	82,962	101.2	(35,884)	(43.3)

Operating loss	(6,550)	(16.2)	(972)	(1.2)	5,578	573.9

Non-operating income	13	0.0	36	0.0	(23)	(63.9)
Interest expense	(3)	0.0	(43)	(0.0)	(40)	(93.0)

Loss before income taxes	(6,540)	(16.2)	(979)	(1.2)	5,561	568.0

Income tax expense	12	0.0	5	0.0	7	140.0

Net loss	$(6,552)	(16.2)%	$(984)	(1.2)%	$5,568	565.9%

Personnel:
Management and Administrative	210		297		(87)	(29.3)%
Technical Consultants	1,079		1,883		(804)	(42.7)%

Revenue

Revenue from services provided directly for the three months ended July 4, 2009 declined 39.7% from the prior comparable period. The decline in revenue was primarily due to a reduction in the number of billable hours and technical consultants as a result of lower business volumes and our decision to discontinue our relationship with one of our large staffing accounts, partially offset by a 7.1% increase in overall billing rates over the prior year period. Our subsupplier revenue for the three months ended July 4, 2009, which is mainly pass-through revenue with associated fees, declined by 95.2% over the prior year period primarily due to the sale of Symmetry early in the third quarter of fiscal 2008.  Product sales in the second quarter of fiscal 2009 declined by 50.0% over the prior year period due to an overall reduction in business volume.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue decreased to 79.4% in the second quarter of fiscal 2009 compared to 79.9% in the prior comparable period.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 94.8% for the second quarter of fiscal 2009 compared to 96.5% for the comparable period in fiscal 2008. The decrease in expense as a percentage of subsupplier revenue was primarily due to exiting lower margin subsupplier business during the second half of fiscal 2008.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products.  This category of expense, as a percentage of product sales, was 85.0% in the second quarter of fiscal 2009 compared to 91.6% in the second quarter of fiscal 2008. The decrease in expense as a percentage of revenue was primarily due to the mix of product sales between the comparable periods.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased approximately $2.6 million in the second quarter of fiscal 2009 from the comparable period in 2008 and represented 25.5% of total revenue for the second quarter of fiscal 2009 compared to 15.8% for the second quarter in fiscal 2008. SG&A expenses decreased primarily due to the impact of personnel reductions and implementation of non-personnel cost reductions and a reduction of sales and recruiting incentive compensation expense due to the decrease in business volume. As a percentage of revenue, SG&A costs increased due to a significantly lower revenue base in the second quarter of fiscal 2009.

Restructuring Costs and Other Severance Related Costs

During the second quarter of fiscal 2009, we recorded office closure and consolidation charges totaling $1.7 million related to future rent obligations (net of anticipated sub-lease income). The office closure charges are for locations we closed prior to July 4, 2009 and the consolidation charge relates to consolidating our corporate back office.

During the second quarter of fiscal 2008, we recorded workforce reduction and office closure and consolidation charges totaling approximately $0.7 million. Of these charges, approximately $0.7 million related to severance and severance-related charges and approximately $24,000 related to future rent obligations for a location we closed prior to June 28, 2008.

Impairment of Intangible Assets

During the second quarter of fiscal 2009, we reviewed our customer lists in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on the expectation that the business with which the customer lists are associated would be sold significantly before the end of their previously estimated useful life. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the customer lists exceeds the fair value. In determining fair value, we considered the expected consideration to be received from the sale of net assets.

Amortization of Intangible Assets

Amortization of intangible assets primarily relates to our customer lists. This category of expense decreased during the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 due to the SequoiaNet.com trade name and a certain customer list becoming fully amortized during fiscal 2008.

Non-operating Income

Non-operating income decreased slightly in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 as a result of less interest income earned from our cash balances due to lower interest rates and higher interest income related to a customer equipment lease in the prior year.

Interest Expense

We had no borrowings outstanding in the second quarter of fiscal 2009 compared to average borrowing outstanding under our credit facility of approximately $3.4 million for the second quarter of fiscal 2008 at an average interest rate of 5.00%.

Income Taxes

For both the second quarter of fiscal 2009 and second quarter of fiscal 2008, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax benefit or expense associated with our net operating losses because any tax benefit or expense that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our technical consulting staff levels finished the second quarter of fiscal 2009 at 1,079, a 42.7% decline against the comparable prior period. The decline in technical consulting staff levels was due to a reduction of approximately 320 billable consultants as a result of the transfer of our existing contract with one of our largest staffing accounts to other suppliers in the third quarter of fiscal 2008 and an overall decline in business volume. The decline in management and administrative personnel was due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations. The reported technical consulting staff levels exclude Medical Concepts Staffing, our medical staffing business, due to the separate industry focus of that business.

Certain Information Concerning Off-Balance Sheet Arrangements

For the three months ended July 4, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JULY 4, 2009 VS. JUNE 28, 2008

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the six months ended July 4, 2009 and June 28, 2008.

	Six Months Ended		Six Months Ended
	July 4, 2009		June 28, 2008		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue:
Professional services provided directly	$75,876	88.6%	$118,902	72.1%	$(43,026)	(36.2)%
Professional services provided through subsuppliers	1,551	1.8	28,326	17.2	(26,775)	(94.5)
Product sales	8,233	9.6	17,565	10.7	(9,332)	(53.1)
Total revenue	85,660	100.0	164,793	100.0	(79,133)	(48.0)

Expenses:
Cost of services provided directly	60,109	70.2	94,108	57.1	(33,999)	(36.1)
Cost of services provided through subsuppliers	1,474	1.7	27,304	16.6	(25,830)	(94.6)
Cost of product sales	7,008	8.2	15,783	9.6	(8,775)	(55.6)
Selling, administrative and other operating costs	21,347	24.9	26,629	16.2	(5,282)	(19.8)
Restructuring costs and other severance related costs	1,791	2.1	2,368	1.4	(577)	(24.4)
Impairment of intangible assets	2,268	2.7	—	0.0	2,268	100.0
Amortization of intangible assets	447	0.5	558	0.3	(111)	(19.9)
Total expenses	94,444	110.3	166,750	101.2	(72,306)	(43.4)

Operating loss	(8,784)	(10.3)	(1,957)	(1.2)	6,827	348.9

Non-operating income	27	0.0	70	0.0	(43)	(61.4)
Interest expense	(11)	0.0	(135)	0.0	(124)	(91.9)

Loss before income taxes	(8,768)	(10.3)	(2,022)	(1.2)	6,746	333.6

Income tax expense	18	0.0	9	0.0	9	100.0

Net loss	$(8,786)	(10.3)%	$(2,031)	(1.2)%	$6,755	332.6%

Personnel:
Management and Administrative	210		297		(87)	(29.3)%
Technical Consultants	1,079		1,883		(804)	(42.7)%

Revenue

Total revenue from services provided directly declined 36.2% to $75.9 million for the six months ended July 4, 2009 from $118.9 million for the six months ended June 28, 2008.  The decline in revenue was primarily due to a reduction in the number of billable hours and technical consultants as a result of lower business volumes and our decision to discontinue our relationship with one of our large staffing accounts, partially offset by an 8.2% increase in overall billing rates over the prior year period. Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 94.5% in 2009 compared to 2008 due to the sale of Symmetry early in the third quarter of fiscal 2008. Product sales declined 53.1 % to $8.2 million for the six months ended July 4, 2009 from $17.6 million for the six months ended June 28, 2008 due to an overall reduction in business volume.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue increased slightly to 79.2% for the six months ended July 4, 2009 from 79.1% for the six months ended June 28, 2008.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 95.0% for the six months ended July 4, 2009 compared to 96.4% for the six months ended June 28, 2008. The decrease in expense as a percentage of subsupplier revenue was primarily due to exiting lower margin subsupplier business during fiscal 2008.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products.  This category of expense, as a percentage of product sales, was 85.1% for the six months ended July 4, 2009 compared to 89.9% for the six months ended June 28, 2008. The decrease in expense as a percentage of revenue was primarily due to the mix of product sales between the comparable periods.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased 19.8% from $26.6 million for the six months ended June 28, 2008 to $21.3 million for the six months ended July 4, 2009. These amounts represented 16.2% and 24.9% of total revenue for 2008 and 2009, respectively. SG&A expenses decreased primarily due to the impact of personnel reductions and implementation of non-personnel cost reductions and a reduction of sales and recruiting incentive compensation expense due to the decrease in business volume. As a percentage of revenue, SG&A costs increased due to a significantly lower revenue base for the six months ended July 4, 2009.

Restructuring Costs and Other Severance Related Costs

During the six months ended July 4, 2009, we recorded restructuring and severance related expenses totaling $1.8 million. Of these charges, $0.1 million related to severance and severance-related charges and $1.7 million related to future rent obligations (net of anticipated sub-lease income) related to consolidating our corporate back office and for locations we closed prior to July 4, 2009.

During the six months ended June 28, 2008, we recorded restructuring and severance related expenses totaling $2.4 million.  Of these charges, $2.1 million related to workforce reductions and $0.3 million related to lease obligations and abandonment costs (net of anticipated sub-lease income) for locations where we chose to downsize or exit completely.

Impairment of Intangible Assets

During the second quarter of fiscal 2009, we reviewed our customer lists in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, based on the expectation that the business with which the customer lists are associated would be sold significantly before the end of their previously estimated useful life. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the customer lists exceeds the fair value. In determining fair value, we considered the expected consideration to be received from the sale of net assets.

Amortization of Intangible Assets

Amortization of intangible assets primarily relates to our customer lists. This category of expense decreased during fiscal 2009 compared to fiscal 2008 due to the SequoiaNet.com trade name and a certain customer list becoming fully amortized during fiscal 2008.

Non-operating Income

Non-operating income decreased slightly for the six months ended July 4, 2009 compared to the six months ended June 28, 2009 as a result of less interest income earned from our cash balances due to lower interest rates and higher interest income related to a customer equipment lease in the prior year.

Interest Expense

Interest expense decreased to $11,000 for the six months ended July 4, 2009 from $135,000 for the six months ended June 28, 2008 primarily due to a decrease in average borrowing base from $4.5 million for 2008 to $27,000 for 2009. A reduction in interest rates from 5.00% at the end of the second quarter of fiscal 2008 to 3.25% at the end of the second quarter of fiscal 2009 also contributed to the decrease in interest expense.

Income Taxes

For the six months ended July 4, 2009 and June 28, 2008, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit because any tax expense or benefit which would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

For the six months ended July 4, 2009 and June 28, 2008 our technical consulting staff levels finished at 1,079 and 1,883 respectively, a 42.7% decline.  The decline in technical consulting staff levels was due to a reduction of approximately 320 billable consultants as a result of the transfer of our existing contract with one of our largest staffing accounts to other suppliers in the third quarter of fiscal 2008 and an overall decline in business volume. The decline in management and administrative personnel was due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations. The reported technical consulting staff levels exclude Medical Concepts Staffing, our medical staffing business, due to the separate industry focus of that business.

Certain Information Concerning Off-Balance Sheet Arrangements

For the six months ended July 4, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	July 4,	January 3,	Increase	Increase
(In thousands)	2009	2009	(Decrease)	(Decrease)

Cash and cash equivalents	$4,559	$2,288	$2,271	99.3%
Accounts receivable	29,348	40,814	(11,466)	(28.1)
Prepaid expenses and other current assets	1,127	1,521	(394)	(25.9)
Total current assets	$35,034	$44,623	$(9,589)	(21.5)%

Accounts payable	$10,229	$15,581	$(5,352)	(34.3)%
Line of credit	—	—	—	—
Salaries and benefits	3,885	3,249	636	19.6
Deferred revenue	1,103	1,473	(370)	(25.1)
Deferred compensation	253	275	(22)	(8.0)
Restructuring accrual	718	184	534	290.2
Other current liabilities	962	1,025	(63)	(6.1)
Total current liabilities	$17,150	$21,787	$(4,637)	(21.3)%

Working capital	$17,884	$22,836	$(4,952)	(21.7)%
Current ratio	2.04	2.05	(0.01)	(0.5)%

Total shareholders’ equity	$21,822	$30,395	$(8,573)	(28.2)%

Change in Working Capital

Working capital was $17.9 million at July 4, 2009, down approximately $5.0 million from January 3, 2009. The ratio of current assets to current liabilities decreased slightly to 2.04 at July 4, 2009 compared to 2.05 at January 3, 2009.

Our total current assets decreased approximately $9.6 million at July 4, 2009 compared to the beginning of the year as a result of lower accounts receivable offset slightly by an increase in our cash and cash equivalents. The primary reason for the 28.1% decrease in our accounts receivable from the beginning of the year is the approximately 27.4% decline in revenues from the fourth quarter of fiscal 2008 to the second quarter of fiscal 2009.

Our total current liabilities decreased approximately $4.6 million at July 4, 2009 compared to the beginning of the year primarily due to fewer product purchases and less business volume.

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

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents increased by $2.3 million from January 3, 2009 to July 4, 2009. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and the use of our credit facility.

Effective August 4, 2009, we amended the revolving credit agreement with GE Capital.  The amendment reduced the availability under the credit facility from $45.0 million to $15.0 million, adjusted the unused commitment fee from

0.25% to 0.75%, adjusted the revolver interest rate from the Wall Street Journal’s “Prime Rate” to Prime Rate plus 2.75%, adjusted the interest rate on fixed-term advances from the applicable LIBOR plus 2% to LIBOR plus 3.75% and adjusted the Minimum Fixed Charge Coverage Ratio covenant.

Prior to the amendment, our asset-based revolving credit agreement provided up to $45.0 million of availability. As of July 4, 2009, our borrowing availability under this credit facility, which fluctuates based on our level of eligible accounts receivable, was $10.4 million and we had no amounts outstanding. Borrowing under the credit agreement is secured by all of our assets. This line of credit is available to us to fund working capital needs and other investments such as acquisitions as these needs arise. As of July 4, 2009, we were in compliance with all the requirements of the credit facility.

The revolving credit agreement requires us to take advances or pay down the outstanding balance on the line of credit daily. However, we can request fixed-term advances of one, two or three months for a portion of the outstanding balance on the line of credit.

On August 4, 2009, we entered into and simultaneously closed an asset sale agreement with Netarx for the sale of assets relating to our VAR business.  In consideration for the assets sold, which were primarily customer contracts, and the liabilities transferred, Netarx paid us $3.0 million in cash at closing and will pay us up to an additional $0.75 million in cash contingent on the number of customer contract assignments received prior to December 31, 2009.  In addition, we retained certain current assets and liabilities related to the VAR business which are expected to provide additional net cash to the Company upon settlement of approximately $2.5 million.

We made capital expenditures of $0.3 million and $0.8 million during the second quarter and first half of fiscal 2009, respectively.

On July 25, 2007, we announced that our Board of Directors authorized the repurchase of up to one million shares of our common stock. On July 26, 2007, we amended our credit agreement with GE Capital to allow us to repurchase up to $5,000,000 of our common stock. Timing of repurchases will be based on several factors, including the price of the common stock, general market conditions, corporate and regulatory requirements and alternate investment opportunities. Repurchases may be made in the open market or through private transactions, in accordance with SEC requirements. Repurchases may be suspended at any time and are subject to the terms and conditions of our credit agreement with GE Capital which includes restrictions based on our borrowing availability under the credit agreement and maximum dollar expenditure for repurchases. During the second quarter and the first six months of fiscal 2009, we did not engage in any repurchases of our common stock.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”) which amends and clarifies SFAS 141(R), Business Combinations, on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting FSP FAS 141R-1 will depend on the nature, terms and size of business combinations completed after the effective date.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”) to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statement disclosures.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events  (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements. SFAS 165 will be effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of SFAS 165 will have a material impact on our financial statement disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162  (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for interim and annual periods ending after September 15, 2009. The Company does not anticipate that the adoption of SFAS 168 will have a material impact on its consolidated financial statement footnote disclosures.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) about: (i) our expectations and beliefs with respect to the recession, the volatility of the capital markets, the tightening of lending standards in the credit markets, and the general downturn in the global economy, as well as our assumptions with respect to the impact these economic conditions will have on our business, including an expectation of a reduction in business volume and continued operating losses through fiscal 2009, (ii) our Plan and the objectives of the Plan, including certain expense reduction initiatives, additions to sales headcount and the planned expansion into new geographic markets, (iii) the planned expansion of our public sector practice, (iv) our beliefs and expectations with respect to the impact of the VAR business sale, (v) our expectations with respect to growing our business, reducing expenses and achieving profitability, (vi) our beliefs regarding the adequacy of our working capital and our ability to meet the requirements of our credit facility or to obtain a replacement credit facility on commercially reasonable terms, and (vii) our expectations with respect to our financial results and operating performance. You can identify these statements by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning or import in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are: (i) our inability, in whole or in part, to implement or execute the Plan, (ii) our inability to successfully recruit and hire qualified technical and sales personnel, (iii) our inability to successfully compete on a national basis with other companies in our industry by responding to our customers’ varied staffing needs, (iv) our inability to maintain key client relationships, (v) incorrect assumptions by management with respect to the impact of the VAR business sale, (vi) our inability to reduce operating costs, (vii) our inability to comply with the covenants in our credit facilities or inability to obtain a new credit facility on commercially reasonable terms, (viii) a prolonged or worsened downturn in the national or global economy, and (ix) our inability to effectively manage accounts receivable, as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in our most recent Annual Report on Form 10-K and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

Item 1A.         Risk Factors.

If we are unable to satisfy the Nasdaq Global Market’s continued listing requirements, including a minimum price per share of $1.00, our common stock may be delisted, which would likely impair the liquidity and the value of our common stock.

As of August 10, 2009, the closing bid price of our common stock on the Nasdaq Global Market was $0.67, which is below the minimum $1.00 bid price requirement for continued listing on the Nasdaq Global Market pursuant to Nasdaq Marketplace Rule 4450(a)(5), or the Rule. Given the extraordinary market conditions in late 2008 and early 2009, Nasdaq announced a temporary moratorium on enforcement of the Rule. This moratorium was in effect until July 20, 2009. On July 14, 2009 Nasdaq extended the moratorium for approximately two additional weeks, until July 31, 2009. The enforcement of the Rule resumed on August 3, 2009.

Because we were not able to regain compliance by the time the Rule was reinstated, we expect that Nasdaq will provide us with an initial notice that our common stock will be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification. If we were to fail to regain compliance within 180 calendar days, we would receive written notice of delisting from Nasdaq, which we could then appeal to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules. Alternatively, we might be permitted under Nasdaq rules to transfer the listing of our common stock to the Nasdaq Capital Market if our common stock satisfies all criteria, other than compliance with the minimum bid price requirement, for initial inclusion on such market. In the event of such a transfer, the Nasdaq Marketplace Rules provide that we would be afforded an additional 180 calendar days to comply with the minimum bid price requirement while listed on the Nasdaq Capital Market.

If our common stock is delisted from the Nasdaq Global Market and the Nasdaq Capital Market, trading in our common stock would likely be conducted on the OTC Bulletin Board, a regulated quotation service. If our common stock is delisted from Nasdaq, the liquidity of our common stock may be reduced, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Delisting could also result in a loss of confidence by our suppliers, customers and employees.

We may be unsuccessful in executing the Plan and restoring the company to profitability and increasing shareholder value.

We announced a long-term strategic plan (the “Plan”) in January 2008 to restore profitability and increase shareholder value. The Plan requires us to achieve several objectives such as:

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

•                  continue to improve our gross margins; and

•                  building our public sector practice.

We have been unsuccessful in achieving our goal of increasing revenue over the first half of fiscal 2009. The positive effects of improvement in our gross margins have been attenuated by the lower volumes of business. In addition, we believe our ability to provide higher-margin services will be limited as long as our clients continue to be impacted by the economic downturn. Finally, we may be unsuccessful in our ability to expand into key metro markets and strengthen relationships with technology partners. If we are unable to increase our revenues or achieve one or more of the other objectives listed above, we may fail to restore profitability and increase shareholder value.

Our business continues to be subject to material risks. See Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended January 3, 2009 for a listing of additional risk factors.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Defaults Upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders held June 2, 2009, the following actions were taken:

(a) Election of Directors

The following nominees, all of whom were listed in our proxy statement prepared in accordance with Regulation 14(a), were elected:

Nominee	Votes For	Authority Withheld
Elmer N. Baldwin	17,723,328	4,293,316
Bridid A. Bonner	17,801,055	4,215,589
Andrew K. Borgstrom	17,582,330	4,434,314
Krzysztof K. Burhardt	17,094,712	4,921,932
Joseph T. Dunsmore	17,553,913	4,462,731
Galen G. Johnson	17,773,188	4,243,456
Douglas C. Neve	17,798,581	4,218,063

(b) Approval of the Analysts International Corporation 2009 Equity Incentive Plan

The shareholders voted their shares to approve the Analysts International Corporation 2009 Equity Incentive Plan by the following vote:

In favor	9,444,559
Against	5,028,529
Abstain	184,156
Non-Votes	7,359,400

(c) Ratification of Auditors

The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

In favor	20,687,621
Against	1,227,892
Abstain	101,131

Item 5.            Other Information.

None.

Item 6.            Exhibits

Exhibit No.	Description

^2.1

Asset Purchase Agreement, dated August 4, 2009, by and between Netarx LLC and Analysts International Corporation (with Ex. K, Form of Promissory Note) (Exhibit 2.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 0-4090, incorporated by reference).

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

^10.1	Consent and Twelfth Amendment to Credit Agreement, date August 4, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 0-4090, incorporated by reference).
+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 13, 2009	By:	/s/ Elmer N. Baldwin
Elmer N. Baldwin
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Randy W. Strobel
Randy W. Strobel
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

^2.1

Asset Purchase Agreement, dated August 4, 2009, by and between Netarx LLC and Analysts International Corporation with Ex. K, Form of Promissory Note (Exhibit 2.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 0-4090, incorporated by reference).

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

^10.1	Consent and Twelfth Amendment to Credit Agreement, date August 4, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 0-4090, incorporated by reference).
+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.