Form 10-Q
period 2009-10-03
ANALYSTS INTERNATIONAL CORP
filed 2009-11-12
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 3, 2009

or

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

As of November 9, 2009, 24,925,076 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	October 3,	January 3,
(In thousands)	2009	2009

ASSETS

Current assets:
Cash and cash equivalents	$7,261	$2,288
Restricted cash	396	—
Accounts receivable, less allowance for doubtful accounts of $1,025 and $1,092, respectively	25,462	40,814
Prepaid expenses and other current assets	734	1,521
Total current assets	33,853	44,623

Property and equipment, net	1,972	3,081
Intangible assets, net of accumulated amortization of nil and $7,155, respectively	—	6,104
Other assets	583	446
Total assets	$36,408	$54,254

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,947	$15,581
Line of credit	—	—
Salaries and benefits	4,764	3,249
Deferred revenue	418	1,473
Deferred compensation	347	275
Restructuring accrual	1,529	184
Other current liabilities	970	1,025
Total current liabilities	15,975	21,787

Non-current liabilities:
Deferred compensation	1,105	1,391
Restructuring accrual	958	65
Other long-term liabilities	424	616
Total non-current liabilities	2,487	2,072

Shareholders’ equity:
Common stock, par value $.10 a share; authorized 120,000,000 shares; issued and outstanding 24,925,076 and 24,913,076, respectively	2,492	2,491
Additional capital	23,442	23,145
Accumulated (deficit) earnings	(7,988)	4,759
Total shareholders’ equity	17,946	30,395
Total liabilities and shareholders’ equity	$36,408	$54,254

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands except per share amounts)	2009	2008	2009	2008

Revenue:
Professional services provided directly	$29,335	$50,116	$105,211	$169,018
Professional services provided through subsuppliers	460	2,891	2,011	31,217
Product sales	1,106	9,610	9,339	27,175
Total revenue	30,901	62,617	116,561	227,410

Expenses:
Cost of services provided directly	23,595	39,167	83,704	133,275
Cost of services provided through subsuppliers	441	2,796	1,915	30,100
Cost of product sales	965	8,899	7,973	24,682
Selling, administrative and other operating costs	8,886	11,780	30,233	38,409
Restructuring costs and other severance related costs	917	291	2,708	2,659
Impairment of intangible assets	—	—	2,268	—
Amortization of intangible assets	44	235	491	793
Total expenses	34,848	63,168	129,292	229,918

Operating loss	(3,947)	(551)	(12,731)	(2,508)

Non-operating income	8	27	35	97
Interest expense	(9)	(8)	(20)	(143)

Loss before income taxes	(3,948)	(532)	(12,716)	(2,554)

Income tax expense	13	6	31	15

Net loss	$(3,961)	$(538)	$(12,747)	$(2,569)

Per common share (basic):
Net loss	$(0.16)	$(0.02)	$(0.51)	$(0.10)

Per common share (diluted):
Net loss	$(0.16)	$(0.02)	$(0.51)	$(0.10)

Weighted-average shares outstanding:
Basic	24,925	24,913	24,925	24,913
Diluted	24,925	24,913	24,925	24,913

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 3,	September 27,
(In thousands)	2009	2008

Cash flows from operating activities:
Net loss	$(12,747)	$(2,569)

Adjustments to net loss:
Depreciation	1,086	1,183
Amortization of intangible assets	491	793
Impairment of intangible assets	2,268	—
Gain on sale of assets	(399)	—
Stock based compensation	298	389
Loss on asset disposal	5	43

Changes in:
Accounts receivable	15,933	15,132
Accounts payable	(7,158)	(6,967)
Salaries and benefits	1,517	(3,291)
Restructuring accrual	2,238	(1,598)
Deferred compensation	(214)	(1,443)
Prepaid expenses and other assets	404	665
Deferred revenue	(381)	(987)
Other accrued liabilities	(55)	(91)
Net cash provided by operating activities	3,286	1,259

Cash flows from investing activities:
Expended for property and equipment additions	(1,082)	(1,063)
Proceeds from asset sales, net	3,263	—
Change in restricted cash	(396)	—
Net cash provided by (used in) investing activities	1,785	(1,063)

Cash flows from financing activities:
Net change in line of credit	—	(121)
Payment of capital lease obligation	(98)	(80)
Net cash used in financing activities	(98)	(201)

Net increase in cash and cash equivalents	4,973	(5)

Cash and cash equivalents at beginning of period	2,288	91

Cash and cash equivalents at end of period	$7,261	$86

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us” or “our”) is an information technology (“IT”) services company that is focused on providing configured solutions for its clients. AIC serves a broad portfolio of clients throughout the United States with technology staffing, collaboration solutions, infrastructure solutions, project and application solutions and managed services offerings. We were incorporated under Minnesota law in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2009 will end on Saturday, January 2, 2010. The third quarter of fiscal 2009 ended on October 3, 2009 and the third quarter of fiscal 2008 ended on September 27, 2008. Fiscal 2009 will include 52 weeks while fiscal 2008 included 53 weeks.

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

Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (codified in FASB ASC Topic 805, Business Combinations) which amends and clarifies FASB Statement No. 141(R), Business Combinations, on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting FSP FAS 141R-1 will depend on the nature, terms and size of business combinations completed after the effective date.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (both codified in FASB ASC Topic 825, Financial Instruments) to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statement disclosures.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (codified in FASB ASC Topic 855, Subsequent Events). FASB Statement No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). FASB Statement No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB Statement No. 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  FASB Statement No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB Statement No. 165 did not have a material impact on our financial statement disclosures.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (codified in FASB ASC Topic 105, Generally Accepted Accounting Principles). FASB Statement No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FASB Statement No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. FASB Statement No. 168 will be effective for interim and annual periods ending after September 15, 2009. The adoption of this FASB Statement No. 168 did not have a material impact on our consolidated financial statement disclosures.

3.  Fair Value Measurement

Effective January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements (codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures). The adoption of FASB Statement No. 157 had no impact on our consolidated financial statements or the valuation methods consistently followed by the Company.

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

4. Sale of Assets

Sale of Value Added Reseller (“VAR”) assets

On August 4, 2009, AIC entered into and closed on an asset sale agreement for the Company’s VAR operations. In consideration for the assets sold, which are primarily customer contracts, and the liabilities transferred, the Company received $3.0 million in cash at closing and has the potential to receive up to an additional $0.75 million in cash in August 2010 depending on the number of customer contract assignments received prior to December 31, 2009.

The carrying value of the assets sold and liabilities transferred on the closing date of the transaction are as follows:

Balance as of
(In thousands)	August 5, 2009
Assets:
Inventory	$129
Property and equipment, net	769
Intangible assets	3,345
Other assets	4
Total assets sold	$4,247

Liabilities:
Current liabilities	$391
Deferred revenue	784
Total liabilities transferred	$1,175

The Company recorded a gain on the sale of the net assets of $0.2 million which is included within Selling, Administrative and Other Operating Costs (“SG&A”) in the Consolidated Statement of Operations.

Sale of Medical Concepts Staffing (“MCS”) assets

On September 25, 2009, AIC entered into and closed on an asset sale agreement for the Company’s nurse staffing operations. In consideration for the assets sold and the liabilities transferred, the Company received $0.5 million in cash. The Company recorded a gain on the sale of the net assets of approximately $0.2 million which is included within SG&A in the Consolidated Statement of Operations.

5.   Intangible Assets

In the third quarter of fiscal 2009, we incurred amortization expense related to intangible assets of $44,000 and disposed of the remaining balance of our customer lists. Our customer lists were sold as part of the VAR assets sale as described in the Sale of Assets footnote in the Notes to Consolidated Financial Statements.

For the nine month period ended October 3, 2009, we incurred amortization expense of $0.5 million, recorded an impairment of our customer lists of approximately $2.3 million, as described below, and disposed of the remaining balance of our customer lists of approximately $3.3 million.

As of October 3, 2009, we had no intangible assets.

	October 3, 2009			January 3, 2009
(In thousands)	Carrying Amount	Accumulated Amortization	Intangibles, Net	Carrying Amount	Accumulated Amortization	Intangibles, Net

Customer lists	$—	$—	$—	$13,259	$(7,155)	$6,104

During the second quarter of fiscal 2009, we reviewed our customer lists in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (codified in FASB ASC Topic 360, Property, Plant, and Equipment), based on the expectation that the business with which the customer lists are associated would be sold significantly before the end of their previously estimated useful life. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the customer lists exceeded the fair value. In determining fair value, we considered the expected consideration to be received from the sale of assets as described in the Sale of Assets footnote in the Notes to Consolidated Financial Statements. The impairment loss is included within Impairment of Intangible Assets in the Consolidated Statement of Operations.

6.  Financing Agreement

On September 30, 2009, AIC entered into a revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which Wells Fargo will advance up to $15.0 million to AIC for working capital purposes and to facilitate the issuance of letters of credit.  The Credit Facility replaces the Company’s existing $15.0 million credit facility with General Electric Capital Corporation (“GE Capital”).  The total amount available for borrowing under the Credit Facility will fluctuate based on the Company’s level of eligible accounts receivable.

The Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 3.5%.  The Credit Facility has a one-time origination fee of $150,000 and an unused line fee of 0.50% annually on the daily average unused amount.  The maturity date of the Credit Facility is September 30, 2012 and may be terminated or reduced by the Company on 90 days notice in exchange for a termination fee of 2% of the maximum line amount or reduction of the maximum line amount in the first year or 1% of such amounts in the second year (and no fee in the third year).  Borrowings under the Credit Facility are secured by all of the Company’s assets.

The Credit Facility requires the Company to meet certain levels of year-to-date earnings/loss before taxes.  The Credit Facility limits the Company’s annual capital expenditures to $2.0 million and requires the Company to maintain an excess borrowing base of at least $5.0 million and contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting the ability of the Company to grant liens, incur indebtedness, make investments, repurchase Company stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement.  The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control of the Company and bankruptcy events.

As of October 3, 2009, we were in compliance with all the requirements and had no borrowing under the Credit Facility. Total availability of the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $9.4 million as of October 3, 2009.

On September 30, upon consummating the Credit Facility with Wells Fargo, we extinguished our asset-based revolving credit facility with GE Capital. Extinguishment expenses of $40,000, relating to the remaining deferred financing costs and transaction-related expenses were expensed in the third quarter of fiscal 2009 and included within SG&A in the Consolidated Statements of Operations.

In extinguishing our asset-based revolving credit facility, we were required to cash collateralize $0.4 million for a standby letter of credit issued by GE Capital until terminated in accordance with the provisions of the asset-based revolving credit facility. The cash collateralization of $0.4 million is reported as Restricted Cash in our Consolidated Balance Sheets. The GE Capital letter of credit has been terminated in accordance with the provisions of the asset-based revolving credit facility and we received our cash collateralization during the fourth quarter of fiscal 2009.

7.   Restructuring Costs and Other Severance Related Costs

In the third quarter of fiscal 2009, we recorded workforce reduction and office closure charges totaling $0.9 million. Of these charges, $0.8 million related to severance and severance-related charges and $0.1 million related to future rent obligations (net of anticipated sub-lease income).

For the nine month period ended October 3, 2009, we recorded workforce reduction charges and office closure/consolidation charges totaling $2.7 million. Of these charges, $0.9 million related to severance and severance-related charges and $1.8 million related to future rent obligations.

In the third quarter of fiscal 2008, we recorded workforce reduction and office closure/consolidation charges totaling $0.3 million. Of these charges, $0.4 million of expense related to severance and severance-related charges and an expense reduction of $0.1 million related to adjustments and office closures.

For the nine months ended September 27, 2008, we recorded workforce reduction and office closure and consolidation charges totaling $2.7 million. Of these charges, $2.5 million related to severance and severance-related charges and $0.2 million related to future rent obligations (net of anticipated sub-lease income) for locations we closed or downsized prior to September 27, 2008.

A summary of the activity in the restructuring accrual for the nine months ended October 3, 2009 is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total
Balance as of January 3, 2009	$28	$221	$249
Additional restructuring charges	922	1,786	2,708
Cash expenditures	(145)	(325)	(470)
Balance as of October 3, 2009	$805	$1,682	$2,487

8.  Shareholders’ Equity

			Accumulated	Total
	Common	Additional	Earnings	Shareholders’
(In thousands)	Stock	Capital	(Deficit)	Equity

Balances as of January 3, 2009	$2,491	$23,145	$4,759	$30,395
Common stock issued - 12,000 shares	1	4	—	5
SFAS 123R share based compensation expense	—	293	—	293
Net loss	—	—	(12,747)	(12,747)
Balance as of October 3, 2009	$2,492	$23,442	$(7,988)	$17,946

9. Equity Compensation Plans

Total equity-based compensation expense for the three and nine-month periods ended October 3, 2009 was approximately $0.1 million and $0.3 million, respectively. This includes compensation expense related to both stock options and stock awards. The tax benefit recorded for these same periods was approximately $6,000 and $28,000 respectively. The tax benefit is offset against our valuation allowance for our deferred tax asset.

Total equity-based compensation expense for the three and nine-month periods ended September 27, 2008, was approximately $0.1 million and $0.4 million, respectively. This includes compensation expense related to both stock options and stock awards. The tax benefit recorded for these same periods was approximately $11,000 and $42,000 respectively. The tax benefit is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the three and nine-month periods ended October 3, 2009, and September 27, 2008. As of October 3, 2009, there was approximately $0.4 million of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted-average period of 1.4 years.

During the three and nine-month periods ended October 3, 2009, and September 27, 2008, we granted equity compensation awards as follows:

	Three Months Ended				Nine Months Ended
	October 3,		September 27,		October 3,		September 27,
	2009		2008		2009		2008
	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value

Stock Options	590,000	$0.43	250,000	$0.55	894,000	$0.39	1,313,000	$0.58
Stock Awards	—	$—	—	$—	12,000	$0.44	9,000	$1.38

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

10.  Loss Per Share

Basic and diluted loss per share is presented in accordance with SFAS No. 128, Earnings per Share (codified in FASB ASC Topic 260, Earnings Per Share).  Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Options to purchase approximately 2,754,000 and 2,466,000 shares of common stock were outstanding at October 3, 2009 and September 27, 2008, respectively.  All options were considered anti-dilutive and excluded from the computation of common equivalent shares at October 3, 2009 and September 27, 2008, because we reported a net loss.  The computation of basic and diluted loss per share for the three- and nine-months ended October 3, 2009 and September 27, 2008, is as follows:

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
(In thousands except per share amounts)	2009	2008	2009	2008

Net loss	$(3,961)	$(538)	$(12,747)	$(2,569)
Weighted-average number of common shares outstanding	24,925	24,913	24,925	24,913
Dilutive effect of equity compensation awards	—	—	—	—
Weighted-average number of common and common equivalent shares outstanding	24,925	24,913	24,925	24,913

Net loss per share:
Basic	$(0.16)	$(0.02)	$(0.51)	$(0.10)
Diluted	$(0.16)	$(0.02)	$(0.51)	$(0.10)

11.  Subsequent Events

For the quarter ended October 3, 2009, AIC evaluated subsequent events through the date of filing this Form 10-Q with the SEC on November 11, 2009 and determined there to be no material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three and nine-month periods ended October 3, 2009 and September 27, 2008

1.     Company Overview

Analysts International Corporation (“AIC,” “Company,” “we,” “us” or “our”) is an information technology (“IT”) services company that is focused on providing configured solutions for our clients. We serve a broad portfolio of clients throughout the United States with technology staffing, collaboration solutions, infrastructure solutions, project and application solutions and managed services offerings. We were incorporated under Minnesota law in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009.

2.     Consequences and Challenges of the Economic Environment on Our Business and Our Strategic Plan

The sharp contraction in the U.S. economy that began in the second half of fiscal 2008 and continues today has had a significant and continuing impact on our business. The effects of this economic deterioration have presented significantly greater challenges than we previously anticipated, resulting in accelerating downward pressures on our revenues, margins, results of operations and cash flows. We expect the challenges we are facing to continue throughout the remainder of fiscal 2009 and into 2010.  We expect operating losses to continue throughout fiscal 2009 and that the total operating loss incurred for the fiscal year will be significant. We believe that we are making progress on executing our strategic plan that should help us to weather the economic downturn and emerge as a stronger, more institutionally mature business that can serve as a platform for future growth.  However, the economic downturn has made it more difficult to fulfill some of the stated objectives of our strategic plan, which difficulties we expect to continue. Further, if the economic downturn worsens or extends significantly into the future or we are unsuccessful in executing on our strategic plan, we would expect to incur additional losses from operations and reductions in our cash flows and liquidity.

3.     Our Strategic Plan

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

•      During the first nine months of fiscal 2009, cash provided by operations and investing activities was approximately $5.1 million. See “Liquidity and Capital Resources” in this Form 10-Q for further discussion regarding our changes in working capital.

•      On September 30, 2009, we consummated a Credit and Security Agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for an asset-based revolving line of credit (“Credit Facility”) which provides us with up to $15.0 million of credit which can be used for working capital purposes and to facilitate the issuance of letters of credit. The term of the Credit Facility is three years.

•      As of October 3, 2009, our cash balance, including restricted cash, was $7.7 million.

•      As of October 3, 2009, our current ratio has improved to 2.12.

•      As of October 3, 2009, we had no borrowing outstanding under our Credit Facility.

•  Exit Non-Strategic or Non-Core Business

We believe exiting additional lines of business that are non-strategic or non-core to our future will allow us to focus on growing our business, provide the cash to fund our growth and aid in simplifying our business model.

•      On August 4, 2009, we sold our value-added reseller (“VAR”) assets. The sale provided us with $3.0 million in cash at closing and may provide up to an additional $0.75 million in contingent cash consideration.  In addition, we retained the working capital related to the VAR business which is expected to provide additional net cash to us upon settlement of approximately $1.7 million.

•      On September 25, 2009, we sold the assets of our Medical Concepts Staffing (“MCS”) business. The sale provided us with $0.5 million in cash at closing.

•  Strengthen our IT Staffing Business

Strengthening our IT staffing business is essential to the financial stability of the Company; however, we have experienced a further decline in the number of consultants and associated billable hours during fiscal 2009.

•      On May 5, 2009, we appointed Eric Educate as Senior Vice President of Sales to enhance our sales performance, provide sales leadership and strengthen our brand and our business.

•      On September 3, 2009, we appointed James Anderson as Senior Vice President of Client Services Operations to oversee the operations of our practices, recruiting and technology partner programs and enhance our client delivery and improve our client relationships.

•      New systems and tools were implemented in the third quarter of fiscal 2009 and additional systems and tools will be implemented in the fourth quarter of fiscal 2009 to enhance our sales efforts and delivery processes.

•  Expand our Public Sector Practice

The United States government has enacted substantial economic stimulus programs, including programs in practice areas where we provide services. We have experience in Justice & Public Safety engagements as well as existing governmental relationships, and are actively pursuing several opportunities in the public sector.

•      We continue to actively pursue numerous opportunities due to the impact of the economic stimulus packages.

•      During fiscal 2009, we entered into a Lawson Software Systems Integrator partnership agreement.

•  Improve Gross Margins

We continue to focus on improving our gross margins. The improvements achieved in our gross margin percentage have been attenuated, however, by the lower volume of business.

•      Our gross margin increased to 19.1% in the third quarter of fiscal 2009 and 19.7% during the first nine months of fiscal 2009. Our gross margins for the third quarter and first nine months of fiscal 2008 were 18.8% and 17.3%, respectively. The primary driver of the increase was the elimination or exit from low margin lines of business and customer relationships.

•  Retain Clients and Develop Business

Retaining gross margins from existing clients as well as attracting new clients and developing business in key markets is vital to delivering long-term operating profits.

•      We have increased our sales team by twelve people during the third quarter of fiscal 2009 and plan to continue to add sales headcount in the fourth quarter of fiscal 2009 as well.

•  Continue To Reduce Selling, Administrative and Other Operating Expenses (“SG&A”)

Reducing our SG&A as a percentage of revenue through continued process improvements, cost reductions and controls and improved performance management will allow us to provide additional operating capital to support our business and fund future growth.

•      We reduced our SG&A expenses in the third quarter and first nine months of fiscal 2009 by $2.9 million and $8.2 million when compared against the third quarter and first nine months of fiscal 2008, respectively; however, we expect the rate and amount of future SG&A reductions to decline. As a percentage of revenue, our SG&A expense increased to 28.8% and 25.9% during the third quarter and first nine months of fiscal 2009 compared to 18.8% and 16.9% in the third quarter and first nine months of fiscal 2008, respectively, primarily due to a significantly lower revenue base and investments made in sales and delivery operations.

•                  During the third quarter and first nine months of fiscal 2009, we reduced our SG&A staff by approximately 27% and 41%, respectively.

4.              Business Developments

Sale of the Company’s VAR assets

In line with our objective of exiting non-strategic or non-core businesses, we entered into and closed on an asset sale agreement on August 4, 2009 for the Company’s VAR operations.

In consideration for the assets sold, which were primarily customer contracts, and the liabilities transferred, we received $3.0 million in cash at closing and we have to potential to receive up to an additional $0.75 million in cash in August 2010 depending on the number of customer contract assignments received prior to December 31, 2009. We recorded a gain on the sale of the net assets of $0.2 million in the third quarter of fiscal 2009.

We believe the sale of the VAR assets will significantly impact our future operations. For the preceding 12 months before the sale date, the VAR operations generated revenues of approximately $35.1 million and had an unfavorable contribution margin of approximately $0.8 million.

We believe the sale of the VAR assets will help us achieve several of the objectives in support of our business strategy as outlined above. Exiting the lower margin product reseller operations, which is working capital intensive, should allow us to better manage our balance sheet and cash flows as well as improve our margins. The cash provided by the sale allows us to further invest in our core business offerings. In addition, the sale allowed us to further reduce our general and administrative costs to align our back office operations with the remaining business operations.  We also expect lower capital expenditures and related depreciation expense as a result of the sale of assets.

Corporate Restructuring

On September 1, 2009, we announced and implemented a plan to reduce our general and administrative staff by approximately 20% or over 30 individuals.  The reduction plan carries out a realignment of our workforce and operations consistent with our strategic plans.

More specifically, the reduction in workforce results primarily from (a) our decision to shift more of our resources to making the strategic investments required to grow our business, including sales, recruiting and client services; (b) our sale, on August 4, 2009, of our VAR assets; and (c) our ongoing efforts to reduce SG&A expenses as a percentage of revenue. We recorded restructuring charges in connection with the corporate staff reduction plan with respect to severance payments and benefits continuation of $0.8 million in the third quarter of 2009, consistent with the guidance contained in SFAS No. 146 (codified in FASB ASC Topic 420, Exit or Disposal Cost Obligations). Such charges are anticipated to be paid by the end of fiscal 2010.  Substantially all of these charges will result in cash expenditures.

Sale of the Company’s MCS assets

In addition, on September 25, 2009, we entered into and closed on an asset sale agreement for our full service nurse staffing agency operations. In consideration for the assets sold and the liabilities transferred, we received $0.5 million in cash. We recorded a gain on the sale of the net assets of $0.2 million. For the preceding 12 months before the sale date, MCS generated revenues of approximately $3.1 million and had an unfavorable contribution margin of approximately $0.1 million.

Sale of the Company’s Managed Staffing Operations and Discontinuance of a Large Staffing Account

Early in the third quarter of fiscal 2008, we sold Symmetry Workforce Solutions (“Symmetry”), our managed staffing operations, to COMSYS Information Technology Services, Inc. and discontinued our staffing relationship with one of our large staffing accounts. Together, business through Symmetry and the large staffing account represented approximately $15 million in quarterly revenue and $60 million in annualized revenue.

5.              Overview of Results of Third Quarter Fiscal 2009 Operations

Our revenues decreased $31.7 million, or 50.7%, in the third quarter of fiscal 2009 as compared to the third quarter of fiscal 2008 primarily due to the negative impact the economic environment has had on the demand for our IT professional services (34.4%) and our planned exit from non-core and low-margin lines of business (16.3%).

Gross margins as a percentage of revenue increased due to the impact of implementing our strategy of exiting low margin lines of business and accounts and the reduction in lower margin product sales.

SG&A expenses declined in the third quarter of fiscal 2009 due largely to the execution of our Plan and the reduction in business volume. During the third quarter of fiscal 2009, we recorded $0.9 million of restructuring charges comprised of severance and severance related costs, future rent obligations (net of anticipated sub-lease income).

We generated cash from operations of $0.2 million and cash from investing activities of $2.5 million during the third quarter of fiscal 2009. As of October 3, 2009, we had a cash and cash equivalents and restricted cash balance of $7.7 million and no borrowing under our Credit Facility.

RESULTS OF OPERATIONS, THREE MONTHS ENDED OCTOBER 3, 2009 VS. SEPTEMBER 27, 2008

The following table illustrates the relationship between revenue and expense categories along with a count of employees and consultants for the three months ended October 3, 2009 and September 27, 2008.

	Three Months Ended		Three Months Ended
	October 3, 2009		September 27, 2008		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue:
Professional services provided directly	$29,335	94.9%	$50,116	80.0%	$(20,781)	(41.5)%
Professional services provided through subsuppliers	460	1.5	2,891	4.6	(2,431)	(84.1)
Product sales	1,106	3.6	9,610	15.4	(8,504)	(88.5)
Total revenue	30,901	100.0	62,617	100.0	(31,716)	(50.7)

Expenses:
Cost of services provided directly	23,595	76.4	39,167	62.5	(15,572)	(39.8)
Cost of services provided through subsuppliers	441	1.4	2,796	4.5	(2,355)	(84.2)
Cost of product sales	965	3.1	8,899	14.2	(7,934)	(89.2)
Selling, administrative and other operating costs	8,886	28.8	11,780	18.8	(2,894)	(24.6)
Restructuring costs and other severance related costs	917	3.0	291	0.5	626	215.1
Amortization of intangible assets	44	0.1	235	0.4	(191)	(81.3)
Total expenses	34,848	112.8	63,168	100.9	(28,320)	(44.8)

Operating loss	(3,947)	(12.8)	(551)	(0.9)	3,396	616.3

Non-operating income	8	0.0	27	0.0	(19)	(70.4)
Interest expense	(9)	0.0	(8)	0.0	1	12.5

Loss before income taxes	(3,948)	(12.8)	(532)	(0.9)	3,416	642.1

Income tax expense	13	0.0	6	0.0	7	116.7

Net loss	$(3,961)	(12.8)%	$(538)	(0.9)%	$3,423	636.2%

Personnel:
Management and Administrative	153		274		(121)	(44.2)%
Consultants	877		1,472		(595)	(40.4)%

Revenue

Revenue from services provided directly for the three months ended October 3, 2009 declined 41.5% to $29.3 million from $50.1 million in the prior comparable period. The decline in revenue was primarily due to a reduction in the number of billable hours and consultants as a result of lower business volumes, the sale of our VAR operations and a 3.0% decrease in overall billing rates as compared to the prior year period. Our subsupplier revenue for the three months ended October 3, 2009, which is mainly pass-through revenue with associated fees, declined by 84.1% from the prior year period primarily due to the sale of Symmetry early in the third quarter of fiscal 2008.  Product sales in the third quarter of fiscal 2009 declined by 88.5% from the prior year period primarily due to our sale of the VAR operations.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue increased to 80.4% in the third quarter of fiscal 2009 compared to 78.2% in the prior comparable period due to increased benefit costs and the impact of bill rate reductions without offsetting cost reductions.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 95.9% for the third quarter of fiscal 2009 compared to 96.7% for the comparable period in fiscal 2008. The decrease in expense as a percentage of subsupplier revenue was primarily due to exiting lower margin subsupplier business.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products.  This category of expense, as a percentage of product sales, was 87.3% in the third quarter of fiscal 2009 compared to 92.6% in the third quarter of fiscal 2008. The decrease in expense as a percentage of revenue was primarily due to the mix of product sales between the comparable periods.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased approximately $3.0 million in the third quarter of fiscal 2009 from the comparable period in 2008 and represented 28.8% of total revenue for the third quarter of fiscal 2009 compared to 18.8% for the third quarter in fiscal 2008. SG&A expenses decreased primarily due to the impact of personnel reductions and implementation of non-personnel cost reductions and a reduction of sales and recruiting incentive compensation expense due to the decrease in business volume. As a percentage of revenue, SG&A costs increased due to a significantly lower revenue base in the third quarter of fiscal 2009.

Restructuring Costs and Other Severance Related Costs

In the third quarter of fiscal 2009, we recorded workforce reduction and office closure charges totaling $0.9 million. Of these charges, $0.8 million related to severance and severance-related charges and $0.1 million related to future rent obligations (net of anticipated sub-lease income).

In the third quarter of fiscal 2008, we recorded workforce reduction and office closure/consolidation charges totaling $0.3 million. Of these charges, $0.4 million of expense related to severance and severance-related charges and an expense reduction of $0.1 million related to adjustments and office closures.

Amortization of Intangible Assets

Amortization of intangible assets relates to our customer lists. This category of expense decreased during the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 as a result of the impairment recorded in the second quarter of fiscal 2009 and the sale of assets of the VAR business on August 4, 2009 whereby we disposed of the remaining balance of our customer lists.

Non-operating Income

Non-operating income decreased slightly in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 as a result of less interest income earned from our cash balances due to lower interest rates and higher interest income related to a customer equipment lease in the prior year.

Interest Expense

We had no borrowings outstanding in the third quarter of fiscal 2009 compared to average borrowing outstanding under our credit facility of approximately $0.6 million for the third quarter of fiscal 2008 at an average interest rate of 5.00%.

Income Taxes

For both third quarters of fiscal 2009 and fiscal 2008, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax benefit or expense associated with our net operating losses because any tax benefit or expense that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our consulting staff levels finished the third quarter of fiscal 2009 at 877, a 40.4% decline against the comparable prior period. The decline in consulting staff levels was due to the sale of assets of our VAR operations during the third quarter of fiscal 2009 and an overall decline in business volume. The decline in management and administrative personnel was due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations. The reported consulting staff levels exclude Medical Concepts Staffing, our medical staffing business, due to the separate industry focus of that business.

Certain Information Concerning Off-Balance Sheet Arrangements

For the three months ended October 3, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RESULTS OF OPERATIONS, NINE MONTHS ENDED OCTOBER 3, 2009 VS. SEPTEMBER 27, 2008

The following table illustrates the relationship between revenue and expense categories along with a count of employees and consultants for the nine months ended October 3, 2009 and September 27, 2008.

	Nine Months Ended		Nine Months Ended
	October 3, 2009		September 27, 2008		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Professional services provided directly	$105,211	90.3%	$169,018	74.3%	$(63,807)	(37.8)%
Professional services provided through subsuppliers	2,011	1.7	31,217	13.7	(29,206)	(93.6)
Product sales	9,339	8.0	27,175	12.0	(17,836)	(65.6)
Total revenue	116,561	100.0	227,410	100.0	(110,849)	(48.7)

Expenses:
Cost of services provided directly	83,704	71.8	133,275	58.6	(49,571)	(37.2)
Cost of services provided through subsuppliers	1,915	1.6	30,100	13.2	(28,185)	(93.6)
Cost of product sales	7,973	6.8	24,682	10.9	(16,709)	(67.7)
Selling, administrative and other operating costs	30,233	25.9	38,409	16.9	(8,176)	(21.3)
Restructuring costs and other severance related costs	2,708	2.3	2,659	1.2	49	1.8
Impairment of intangible assets	2,268	1.9	—	—	2,268	100.0
Amortization of intangible assets	491	0.4	793	0.3	(302)	(38.1)
Total expenses	129,292	110.9	229,918	101.1	(100,626)	(43.8)

Operating loss	(12,731)	(10.9)	(2,508)	(1.1)	10,223	407.6

Non-operating income	35	—	97	—	(62)	(63.9)
Interest expense	(20)	—	(143)	—	(123)	(86.0)

Loss before income taxes	(12,716)	(10.9)	(2,554)	(1.1)	10,162	397.9

Income tax expense	31	—	15	—	16	106.7

Net loss	$(12,747)	(10.9)%	$(2,569)	(1.1)%	$10,178	396.2%

Personnel:
Management and Administrative	153		274		(121)	(44.2)%
Consultants	877		1,472		(595)	(40.4)%

Revenue

Total revenue from services provided directly declined 37.8% to $105.2 million for the nine months ended October 3, 2009 from $169.0 million for the nine months ended September 27, 2008.  The decline in revenue was primarily due to a reduction in the number of billable hours and consultants as a result of lower business volumes, our decision to discontinue our relationship with one of our large staffing accounts and the sale of the assets of the VAR operations on August 4, 2009, partially offset by an 4.9% increase in overall billing rates over the prior year period. Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 93.6% in 2009 compared to 2008 due to the sale of Symmetry early in the third quarter of fiscal 2008. Product sales declined 65.6 % to $9.3 million for the nine months ended October 3, 2009 from $27.2 million for the nine months ended October 3, 2008 due to an overall reduction in business volume and the sale of our VAR operations.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue increased slightly to 79.6% for the nine months ended October 3, 2009 from 78.9% for the nine months ended September 27, 2008 due to increased benefit costs and the impact of bill rate reductions without offsetting cost reductions.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 95.2% for the nine months ended October 3, 2009 compared to 96.4% for the nine months ended September 27, 2008. The decrease in expense as a percentage of subsupplier revenue was primarily due to exiting lower margin subsupplier business during fiscal 2009.

Cost of Product Sales

Cost of product sales represents our cost when we resell hardware and software products.  This category of expense, as a percentage of product sales, was 85.4% for the nine months ended October 3, 2009 compared to 90.8% for the nine months ended September 27, 2008. The decrease in expense as a percentage of revenue was primarily due to the mix of product sales between the comparable periods.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased 21.3% from $38.4 million for the nine months ended September 27, 2008 to $30.2 million for the nine months ended October 3, 2009. These amounts represented 16.9% and 25.9% of total revenue for 2008 and 2009, respectively. SG&A expenses decreased primarily due to the impact of personnel reductions and implementation of non-personnel cost reductions and a reduction of sales and recruiting incentive compensation expense due to the decrease in business volume. As a percentage of revenue, SG&A costs increased due to a significantly lower revenue base for the nine months ended October 3, 2009.

Restructuring Costs and Other Severance Related Costs

For the nine month period ended October 3, 2009, we recorded workforce reduction charges and office closure/consolidation charges totaling $2.7 million. Of these charges, $0.9 million related to severance and severance-related charges and $1.8 million related to future rent obligations (net of anticipated sub-lease income).

For the nine months ended September 27, 2008, we recorded workforce reduction and office closure and consolidation charges totaling $2.7 million. Of these charges, $2.5 million related to severance and severance-related charges and $0.2 million related to future rent obligations (net of anticipated sub-lease income).

Impairment of Intangible Assets

During the nine months ended October 3, 2009, we reviewed our customer lists in accordance with FASB SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (codified in FASB ASC Topic 360, Property, Plant, and Equipment), based on the expectation that the business with which the customer lists are associated would be sold significantly before the end of their previously estimated useful life. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the customer lists exceeded the fair value. In determining fair value, we considered the expected consideration to be received from the sale of the VAR assets.

Amortization of Intangible Assets

Amortization of intangible assets primarily relates to our customer lists. This category of expense decreased during fiscal 2009 compared to fiscal 2008 due to the SequoiaNet.com trade name and a certain customer list becoming fully amortized during fiscal 2008, the impairment of intangible assets recorded in the second quarter of fiscal 2009 and the sale of the assets of the VAR operations on August 4, 2009 whereby we disposed of the remaining balance of our customer lists.

Non-operating Income

Non-operating income decreased slightly for the nine months ended October 3, 2009 compared to the nine months ended September 27, 2009 as a result of less interest income earned from our cash balances due to lower interest rates and higher interest income earned related to a customer equipment lease in the prior year.

Interest Expense

Interest expense decreased to $20,000 for the nine months ended October 3, 2009 from $143,000 for the nine months ended September 27, 2008 primarily due to a decrease in the average borrowing base from $3.2 million for 2008 to $18,000 for 2009. A reduction in interest rates from 5.00% at the end of the third quarter of fiscal 2008 to 3.78% at the end of the third quarter of fiscal 2009 also contributed to the decrease in interest expense.

Income Taxes

For the nine months ended October 3, 2009 and September 27, 2008, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit because any tax expense or benefit which would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our consulting staff levels finished the third quarter of fiscal 2009 at 877, a 40.4% decline against the comparable prior period. The decline in consulting staff levels was due to the sale of our VAR business during the third quarter of fiscal 2009 and an overall decline in business volume. The decline in management and administrative personnel was due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations. The reported consulting staff levels exclude Medical Concepts Staffing, our medical staffing business, due to the separate industry focus of that business.

Certain Information Concerning Off-Balance Sheet Arrangements

For the nine months ended October 3, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	October 3,	January 3,	Increase	Increase
(In thousands)	2009	2009	(Decrease)	(Decrease)

Cash and cash equivalents	$7,261	$2,288	$4,973	217.4%
Restricted cash	396	—	396	100%
Accounts receivable	25,462	40,814	(15,352)	(37.6)
Other current assets	734	1,521	(787)	(51.7)
Total current assets	$33,853	$44,623	$(10,770)	(24.1)%

Accounts payable	$7,947	$15,581	$(7,634)	(49.0)%
Line of credit	—	—	—	—
Salaries and benefits	4,764	3,249	1,515	46.6
Deferred revenue	418	1,473	(1,055)	(71.6)
Deferred compensation	347	275	72	26.2
Restructuring accrual	1,529	184	1,345	731.0
Other current liabilities	970	1,025	(55)	(5.4)
Total current liabilities	$15,975	$21,787	$(5,812)	(26.7)%

Working capital	$17,878	$22,836	$(4,958)	(21.7)%
Current ratio	2.12	2.05	0.07	3.4%

Total shareholders’ equity	$17,946	$30,395	$(12,449)	(41.0)%

Change in Working Capital

Working capital was $17.9 million at October 3, 2009, down $5.0 million from January 3, 2009. The ratio of current assets to current liabilities increased to 2.12 at October 3, 2009 compared to 2.05 at January 3, 2009.

Our total current assets decreased approximately $10.8 million at October 3, 2009 compared to the beginning of the year as a result of lower accounts receivable offset slightly by an increase in our cash and cash equivalents. The primary reason for the 37.6% decrease in our accounts receivable from the beginning of the year is the 45.6% decline in revenues from the fourth quarter of fiscal 2008 to the third quarter of fiscal 2009 and the impact of the VAR and MCS asset sales.

Our total current liabilities decreased approximately $5.8 million at October 3, 2009 compared to the beginning of the year primarily due to fewer product purchases and less business volume.

We believe our working capital and availability under our Credit Facility, as described below, will be sufficient to support the cash flow needs of our business in fiscal 2009 and 2010. Continuing operating losses, a significant increase in bad debt experience, a significant lengthening of payment terms, or significant costs associated with restructuring activities could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business. We expect to be able to comply with the requirements of our new credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents increased by $5.4 million from January 3, 2009 to October 3, 2009. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and the use of our Credit Facility.

On September 30, 2009, AIC entered into a revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which Wells Fargo will advance up to $15.0 million to AIC for working capital purposes and to facilitate the issuance of letters of credit.  The Credit Facility replaces the Company’s existing $15.0 million credit facility with General Electric Capital Corporation (“GE Capital”).  The total amount available for borrowing under the Credit Facility will fluctuate based on the Company’s level of eligible accounts receivable.

The Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 3.5%.  The Credit Facility has a one-time origination fee of $150,000 and an unused line fee of 0.50% annually on the daily average unused amount.  The maturity date of the Credit Facility is September 30, 2012 and may be terminated or reduced by the Company on 90 days notice in exchange for a termination fee of 2% of the maximum line amount or reduction of the maximum line amount in the first year or 1% of such amounts in the second year (and no fee in the third year).  Borrowings under the Credit Facility are secured by all of the Company’s assets.

The Credit Facility requires the Company to meet certain levels of year-to-date earnings/loss before taxes.  The Credit Facility limits the Company’s annual capital expenditures to $2.0 million and requires the Company to maintain an excess borrowing base of at least $5.0 million and contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting the ability of the Company to grant liens, incur indebtedness, make investments, repurchase Company stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement.  The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control of the Company and bankruptcy events.

As of October 3, 2009, we were in compliance with all the requirements and had no borrowing under the Credit Facility. Total availability of the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $9.4 million as of October 3, 2009.

On September 30, upon consummating the Credit Facility with Wells Fargo, we extinguished our asset-based revolving credit facility with GE Capital. Extinguishment expenses of $40,000, relating to the remaining deferred financing costs and transaction-related expenses were expensed in the third quarter of fiscal 2009 and are included within SG&A in the Consolidated Statements of Operations.

In extinguishing our asset-based revolving credit facility, we were required to cash collateralize $0.4 million for a standby letter of credit issued by GE Capital until terminated in accordance with the provisions of the asset-based revolving credit facility. The cash collateralization of $0.4 million is reported as Restricted Cash in our Consolidated Balance Sheets. The GE Capital letter of credit has been terminated in accordance with the provisions of the asset-based revolving credit facility and we received our cash collateralization during the fourth quarter of fiscal 2009.

On August 4, 2009, we entered into and closed on an asset sale agreement for our VAR operations.  In consideration for the assets sold, which were primarily customer contracts, and the liabilities transferred, we received $3.0 million in cash at closing and have the potential to receive up to an additional $0.75 million in cash in August 2010 depending on the number of customer contract assignments received prior to December 31, 2009.

On September 25, 2009, we entered into and closed on an asset sale agreement for our full service nurse staffing agency operations. In consideration for the assets sold and the liabilities transferred, we received $0.5 million in cash.

We made capital expenditures of $0.3 million and $1.1 million during the third quarter and first nine months of fiscal 2009, respectively.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (codified in FASB ASC Topic 805, Business Combinations) which amends and clarifies FASB Statement No. 141(R), Business Combinations, on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting FSP FAS 141R-1 will depend on the nature, terms and size of business combinations completed after the effective date.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (both codified in FASB ASC Topic 825, Financial Instruments) to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 will be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statement disclosures.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (codified in FASB ASC Topic 855, Subsequent Events). FASB Statement No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). FASB Statement No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB Statement No. 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  FASB Statement No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB Statement No. 165 did not have a material impact on our financial statement disclosures.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (codified in FASB ASC Topic 105, Generally Accepted Accounting Principles). FASB Statement No. 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FASB Statement No. 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. FASB Statement No. 168 will be effective for interim and annual periods ending after September 15, 2009. The adoption of this FASB Statement No. 168 did not have a material impact on our consolidated financial statement disclosures.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) about: (i) our expectations and beliefs with respect to the recession, the volatility of the capital markets, the tightening of lending standards in the credit markets, and the general downturn in the global economy, as well as our assumptions with respect to the impact these economic conditions will have on our business, including an expectation of a reduction in business volume and continued operating losses through fiscal 2009, (ii) our Plan and the objectives of the Plan, including certain expense reduction initiatives, additions to sales headcount and the planned expansion into new geographic markets, (iii) the planned expansion of our public sector practice, (iv) our beliefs and expectations with respect to the impact of the VAR and MCS business sales, (v) our expectations with respect to growing our business, reducing expenses and achieving profitability, (vi) our beliefs regarding the adequacy of our working capital and our ability to meet the requirements of our new credit facility, and (vii) our expectations with respect to our financial results and operating performance. You can identify these statements by the use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning or import in connection with any discussion of future operating or financial performance. Among the factors that could cause actual results to differ materially are: (i) our inability, in whole or in part, to implement or execute the Plan, (ii) our inability to successfully recruit and hire qualified technical and sales personnel, (iii) our inability to successfully compete on a national basis with other companies in our industry by responding to our customers’ varied staffing needs, (iv) our inability to maintain key client relationships, (v) incorrect assumptions by management with respect to the impact of the VAR and MCS business sales, (vi) our inability to reduce operating costs, (vii) our inability to comply with the covenants in our new credit facilities, (viii) a prolonged or worsened downturn in the national or global economy, and (ix) our inability to effectively manage accounts receivable, as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in our most recent Annual Report on Form 10-K and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date hereof. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

On September 15, 2009, we received a letter from the Nasdaq Listing Qualification department indicating that, for the last 30 consecutive business days, the bid price of our common stock has closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Marketplace Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with the Bid Price Rule, we have 180 calendar days, or until March 15, 2010, to regain compliance. At this time, this notification has no effect on the listing of our common stock.

To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a period of 10 consecutive business days. In the event the Company does not regain compliance with the Bid Price Rule by March 15, 2010, Nasdaq will determine whether we meet all other listing criteria for the Nasdaq Global Market. If we meet all other initial listing criteria, with the exception of the bid price requirement, we will be afforded an additional 180 calendar day grace period. If we are not eligible for an additional grace period, Nasdaq will provide us with written notification that our securities are subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules.

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

•                  continue to improve our gross margins; and

•                  building our public sector practice.

We have been unsuccessful in achieving our goal of increasing revenue over the first nine months of fiscal 2009. The improvements achieved in our gross margins have been attenuated by the lower volumes of business. In addition, we believe our ability to provide higher margin services will be limited as long as our clients continue to be impacted by the economic downturn. Finally, we may be unsuccessful in our ability to expand into key metro markets and strengthen relationships with technology partners. If we are unable to increase our revenues or achieve one or more of the other objectives listed above, we may fail to restore profitability and increase shareholder value.

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

^ 4.1

Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A and Form of Right Certificate (Exhibit 4.1 to the Registrant’s Form 8-A12B dated February 27, 2008, Commission File No. 0-4090, incorporated by reference).

+4.2	Specimen Common Stock Certificate.
^10.1	Consent and Twelfth Amendment to Credit Agreement, dated August 4, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 0-4090, incorporated by reference).
^*10.2

Credit and Security Agreement with Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division, dated September 30, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 0-4090, incorporated by reference).

+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.
*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The entire exhibit has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: November 11, 2009	By:	/s/ Elmer N. Baldwin
Elmer N. Baldwin
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 11, 2009	By:	/s/ Randy W. Strobel
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

+ 4.2	Specimen Common Stock Certificate.
^10.1	Consent and Twelfth Amendment to Credit Agreement, dated August 4, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 0-4090, incorporated by reference).
*10.2

Credit and Security Agreement with Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division, dated September 30, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed October 5, 2009, Commission File No. 0-4090, incorporated by reference).

+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.
*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment the entire exhibit has been separately filed with the Securities and Exchange Commission.