Form 10-K
period 2010-01-02
ANALYSTS INTERNATIONAL CORP
filed 2010-02-25
CIK 6292

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2010

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (July 4, 2009) was $15,204,296 based upon the closing price as reported by Nasdaq.

         As of February 22, 2010, there were 24,925,076 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.    Business.

Company Overview

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is an information technology (IT) services company. We employ approximately 1,000 professionals, management and administrative staff and are focused on serving the information technology needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

        From IT staffing to project-based solutions, AIC offers a full range of services designed to help businesses and government agencies drive value, control costs and deliver on the promise of a more efficient and productive enterprise. Our customers rely on us to provide technical resources on demand and the expertise they need to augment their existing teams and help transform their business. Our people share a personal commitment to delivering value by leveraging our collective experience, performing to client requirements and operating with the highest levels of integrity.

Service Offerings

  IT Staffing

        AIC provides quality IT professionals on demand. We supply consultants across a number of technology disciplines to companies in diversified markets. Utilizing our strong recruiting capability and maintaining an active AIC consultant community, we recruit qualified employees, train them on the latest technologies and stress the importance of forging long-lasting, personal connections with our customers. Our consulting community is comprised of full-time, permanent employees, temporary and contract professionals; as well as a network of high quality subsuppliers. Our core competencies are in the areas of project management, business analysis, application development, systems architecture and technical support.

        Our customers benefit from:

  •
  Our extensive network of qualified IT professionals;

  •
  Our more than 40 years of experience in the IT staffing industry—our understanding of the labor market, the demands of emerging technologies, the requirements of complex organizations and the competitive pricing and compensation rates for quality IT professionals;

  •
  Our recruiting process which is designed to source, qualify and quickly respond with highly-skilled IT professionals;

  •
  Our company-wide commitment to quality in all aspects of the business.

  Project-Based Solutions

        We complement our core IT staffing services by offering customers specialized project-based services that include project managers and project teams that deliver custom application and systems integration solutions. We have a number of specialty practice areas and deliver these solutions through teams deployed at customer sites or at offsite development locations.

Public Sector Solutions

        AIC's public sector solutions are designed to help law enforcement professionals make more informed decisions, solve crimes, combat terrorism and protect our nation's communities. Our government solutions include the following:

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

  •
  Strategic Planning—We advise customers on the optimal means to organize, plan, architect and govern technology initiatives in support of their mission and business goals.

Lawson Solutions

        AIC has been a certified Lawson partner since 1995 and we have successfully implemented thousands of successful Lawson projects across the United States. AIC provides a full suite of Lawson enterprise resource planning (ERP) enhancement, implementation and management services so that our customers can customize offerings to address specific technical, functional or business requirements across their enterprise.

Microsoft Solutions

        As a Microsoft Gold Certified Partner, AIC is focused on helping customers leverage Microsoft technologies to increase the efficiencies and improve the effectiveness of their operations. We offer our customers a broad range of Microsoft-based services, including portals and collaboration, application development and systems integration, business intelligence and data solutions. We are nationally recognized as a Microsoft Partner in the public sector and support our Lawson solutions through our deep skills in Microsoft technology. Our Microsoft designations and recognition signify our commitment to excellence in designing and implementing Microsoft solutions.

Fiscal 2009 Business Development

  Sale of the Company's Value Added Reseller ("VAR") Assets

        We entered into and closed on an asset sale agreement on August 4, 2009 for our VAR operations. In consideration for the assets sold, which were primarily customer contracts, and the liabilities transferred, we received $3.0 million in cash at closing and, based on the number of customer contract assignments received prior to December 31, 2009, we earned an additional $0.5 million in cash payable to us in August 2010 which is recorded in Prepaid expenses and other current assets on our Consolidated Balance Sheets. We recorded a gain on the sale of the net assets of $0.1 million in fiscal 2009.

        We believe the sale of the VAR assets will significantly impact our future operations. For fiscal 2009, the VAR operations generated revenues of approximately $21.4 million and had an unfavorable contribution margin of approximately $0.7 million.

Customer Information

        Approximately 95 percent of our annual revenue is from services and products provided to our existing customer base, which consists primarily of Fortune 500® companies. This high percentage of repeat business demonstrates our commitment to customer satisfaction and the development of long-term relationships with customers who have an ongoing need for the types of services we provide. Many of our customer relationships go back more than a decade, some as far back as 25 years.

        We provide services to a wide range of industries. Excluding the VAR operations, our revenue for fiscal 2009 was derived from services rendered to customers in the following industry groups:

Approximate Percent of Fiscal 2009 Revenue
Manufacturing	35.5%
Government	17.3%
Business & Technology Services	14.4%
Energy	10.6%
Finance & Insurance	5.1%
Communications	5.0%
Retail	3.9%
Utilities	3.2%
Healthcare	2.4%
Other	2.6%

        We provided services to more than 500 customers during fiscal 2009. Consistent with practices in prior years, we rendered these services predominantly on a time and materials hourly rate basis under which invoices for services rendered were typically submitted no less frequently than monthly.

        International Business Machines Corporation ("IBM") has been a significant customer of ours for many years and represents the only customer relationship we have that exceeds 10% of our total revenue. The services we provide to IBM are predominantly in the area of IT staffing. The IBM business accounted for approximately 11%, 13% and 14% of our total revenue for fiscal 2009, 2008 and 2007, respectively.

Sales and Operations

        We provide our services principally at customer locations with the support from 17 local and regional sales and delivery offices throughout the United States. Our sales personnel serve customers in local markets as well as on a national basis and generally have over ten years of experience in our industry. Our sales and delivery personnel utilize the services performed by our centralized sales support and administrative functions.

        Our compensation programs for sales and recruiting personnel are intended to provide incentives for higher margin business and the delivery against our designated strategic business development goals.

Personnel

        Our business is dependent on our ability to attract and retain talented personnel to serve our customers. Our staff consists of 1,015 personnel. Of these, 878 are IT professionals and 137 are individuals who work in sales, recruiting, management, delivery, administrative and support positions. We believe that our relationship with our employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. AIC is an equal opportunity employer.

Competition

        We compete with the computer consulting and/or IT staffing divisions of several large companies (including Adecco (Ajilon), MPS Group (Modis), TEKsystems, and Spherion) on a national basis. These organizations are substantially larger than us in terms of sales volume and personnel and have substantially greater financial resources.

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

        Principal competitive factors in the IT services business include technical expertise, the ability to hire quality technical personnel on a timely basis, responsiveness to customers' staffing needs in a broad spectrum of skill sets, reputation, credibility, service delivery models and tools, and bill rates. We believe we are competitive in all these respects.

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

Other Matters

        Our principal executive office is located in Minneapolis, Minnesota. Raw materials, seasonality, compliance with environmental protection laws, and patents, trademarks, licenses, franchises, research and development and other concessions are not material to an understanding of our business. No portion of our business is subject to re-negotiation of profits at the election of the government. No material governmental approval is required for any of our principal products and services and no existing or probable governmental regulations are material to an understanding of our business. Backlog is not material because nearly all of the Company's contracts for services, including contracts with the government (which in the aggregate are not material), are terminable by either the customer or the Company on notice of 30 days or less.

Item 1A.    Risk Factors

The economic downturn has had a negative effect on our business, causing our revenues to decline and adversely affecting our results of operations, cash flows and financial condition.

        The financial crisis of 2008 and 2009 made conducting our business more difficult. The economic recession of 2008 and 2009 caused some of our customers to reduce their spending related to technology, which resulted in (and may continue to result in) reductions in our business. Our results of operations are affected by the level of business activity of our customers, which in turn, is affected by the local, regional and global economic conditions in which they operate. If our customers reduce, delay or cancel spending on their IT projects or infrastructure, that decision could result in a reduction in sales of our services and products, longer sales cycles and increased competition. There can be no assurances that the recession has, in fact, ended or that government responses to the disruptions in the financial markets will restore spending to previous levels. A continuation or worsening of the economic downturn could negatively affect our results of operations, cash flows and financial condition. Further, we may not be able to benefit from the strengthening in business activity levels experienced by some of our competitors during the fourth quarter of 2009 and expected during 2010. If so, our revenues, gross margins and earnings per share could continue to be depressed.

        Our business depends on our ability to successfully obtain payment from our customers. We evaluate the financial condition of our customers, bill the customers, and typically collect amounts due from our clients. We maintain allowances against receivables, but actual losses on customers balances could differ from those estimates. In addition, timely collection of customers balances depends on the business health of our customers. As a result, any continuance or worsening of the economic downturn could result in our clients seeking to extend payment terms, delay payments or to enter into bankruptcy or liquidation, any of which would negatively affect our ability to collect client balances on a timely basis which would negatively affect our results of operations, cash flows and financial condition. Further, we depend on several large customers for a significant portion of our revenues and, generally, do not provide services to our customers under the terms of long-term contracts. Termination or reduction of services as a result of the economic downturn by one or more of our large customers could adversely affect our business.

Intense competition within the IT staffing industry may result in a loss of market share or lower bill rates, both of which could adversely affect our business.

        The market for our services is extremely competitive and fragmented. Intense price competition in the area of IT staffing, continued pressure on billing and customers' continued requests for discounts, rebates and price concessions involving lower cost models for IT staffing services will continue to exert downward pressure on our operating results and could adversely affect our operating results. Management expects that our customers will continue, for the foreseeable future, to request lower cost offerings for IT staffing services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts, engagement of vendor management organizations and the use of offshore resources, all of which tend to lower our gross margins. Our ability to respond to customer requests for lower pricing or to provide other low-cost solutions in this area of our business will have a direct effect on our performance. If we are unable to maintain or increase (a) the number of hours billed by our consultants, (b) their current billing and/or utilization rates or (c) the gross margins we realize from their work, our financial results will be negatively affected. Additionally, stiff competition, especially in our core IT staffing business, may also require us to accept less favorable contractual terms, especially in the area of limitations on liability (with respect to both direct and consequential damages) and indemnification. We are also experiencing pressure from some customers who desire to utilize companies with larger market capitalization than ours for their IT staffing needs.

        Additionally, many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do and as a result, may be able to adjust to changing market conditions and respond to customer demands more effectively. They may also have greater resources to devote to the development of new technologies, products and services. It is possible that new competitors, alliances among competitors or alliances between competitors and third parties may emerge and acquire significant market share. If this were to occur, it could have an adverse effect on our business, results of operations and financial condition. We expect highly competitive conditions in the market for IT staffing services to continue for the foreseeable future.

Our success is directly dependent on our ability to attract, motivate and retain qualified technical personnel. Increased competition for these individuals may adversely affect our business.

        Our ability to quickly identify, attract, retain and motivate qualified technical personnel, especially during an economic recovery, will affect our results of operations and our ability to grow in the future. Competition for qualified personnel is intense and consultant turnover can be high. Further, we may face increases in employment-related costs for our consultants, such as higher health care and unemployment taxes. If we are unable to hire or retain the talent required by our customers in a timely, cost-effective manner and with mutually beneficial pay rates and benefit packages, it will affect our ability to operate our business and stabilize or improve our financial performance.

We do not maintain an "offshore" outsourcing center to provide lower-cost IT services to our customers.

        The use of "offshore" outsourcing and development centers, particularly in India, has become relatively commonplace for domestic providers of IT services. The use of offshore IT service providers has tended to slow growth in domestic IT staff augmentation revenue for companies such as ours. Further, a significant amount of IT staffing and project work has been replaced by offshore resources. At present, we do not have an "offshore" outsourcing or development center and do not have any strategic alliances with a partner to provide offshore alternatives. This may adversely affect our revenue growth and profitability.

We may be unsuccessful in restoring the company to profitability and increasing shareholder value.

        Our current strategic plan includes the attainment of several objectives including:

  •
  restore profitability;

  •
  achieve industry standard gross margins;

  •
  increase revenues;

  •
  close fiscal 2010 with 1,000 IT staffing professionals; and

  •
  build cash to invest in our future strategy;

        We were not successful in achieving our goal of increasing revenue and achieving profitability during fiscal 2009. The improvements achieved in our gross margins have been attenuated by the lower volumes of business and the effect of the economic downturn. If we are unable to increase our revenues or achieve one or more of the other objectives listed above, we may fail to restore profitability and increase shareholder value.

Our ability to manage our working capital and our credit facility is critical to our success.

        From time to time, our operations may require more cash than is available from operations. In these circumstances, it may be necessary to borrow from credit facilities. Our ability to obtain financing in the future through credit facilities will be affected by several factors including our creditworthiness, our ability to operate in a profitable manner and general market and credit conditions. An inability to obtain additional working capital on terms reasonably acceptable to us or access to our existing credit facility, should it be required, could have an adverse material effect on our business. We believe our working capital and the availability under our existing credit facility will be sufficient for the foreseeable needs of our business. Significant changes in our business or cash outflows from operations could create a need for additional working capital. We may be unable to obtain necessary financing on terms reasonably acceptable to us. Reflecting a concern about the recent stability of the financial markets generally, some lenders and institutional investors have reduced funding to borrowers. A lack of available credit or continued reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity.

        Our ability to maintain and invest in our business requires sufficient bank credit lines to support short-term borrowings. If we are unable to continue to access the capital markets through short-term borrowings, we could experience a material adverse effect on our business and financial results. Our $15.0 million credit line, which expires on September 30, 2012, includes a number of significant financial and operating restrictions. For example, the total amount available for borrowing under the facility fluctuates based on our level of eligible accounts receivable and is subject to reduction at the discretion of the lender. These provisions may limit our ability to conduct our business, take advantage of business opportunities and respond to changing business, market and economic conditions. In addition, they may place us at a competitive disadvantage relative to other companies that may be subject to fewer, if any, restrictions on may otherwise adversely affect our business. Failure to comply with the requirements of our credit agreement could have a material adverse effect on our business.

The loss of the services of one or more of our key personnel or the inability to attract key personnel could weaken our ability to deliver quality services and could adversely affect our business.

        We are substantially dependent on certain key employees and we are dependent on the services of our executive management team to direct efforts related to execution of our strategic plans. We are also dependent on certain personnel to maintain critical existing customer relationships and attract new business. The loss of one or more of these key personnel could have an adverse effect on our operations, including our ability to execute our strategic plans, maintain existing customer relationships or attract new customers in the context of changing economic or competitive conditions. If we are unable to attract and retain key personnel to perform these services, our business, results of operations and financial condition could be adversely affected.

If we are unable to satisfy the Nasdaq Global Market's continued listing requirements, including a minimum price per share of $1.00, our common stock may be delisted, which would likely impair the liquidity and the value of our common stock

        On September 15, 2009, we received a letter from the Nasdaq Listing Qualification department indicating that, for the last 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion on the Nasdaq Global Market under Marketplace Rule 5450(a)(1) (the "Bid Price Rule"). In accordance with the Bid Price Rule, we have 180 calendar days, or until March 15, 2010, to regain compliance.

        We currently do not meet the initial listing requirements for the transfer of the listing of our common stock to the Nasdaq Capital Market. As a result, our Board of Directors has approved a one for five reverse stock split intended to allow us to regain compliance with the Bid Price Rule, with an effective date of February 26, 2010.

        To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum period of 10 consecutive business days. Based on the recent average closing price of our common stock, we anticipate the reverse stock split will initially result in a market price for our common stock of approximately $2.50. There can be no guarantee that our common stock will continue to trade at or above this price or that the reverse stock split will ultimately prevent us from being delisted. In the event the Company does not regain compliance with the Bid Price Rule by March 15, 2010. Nasdaq will provide us with written notification that our securities are subject to delisting, which we could then appeal to a Nasdaq Listings Qualifications Panel pursuant to applicable Nasdaq rules.

        If our common stock is delisted from the Nasdaq Global Market, and we remain unable to transfer the listing of our common stock to the Nasdaq Capital Market, trading in our common stock would likely be conducted on the OTC Bulletin Board, a regulated quotation service. If our common stock is delisted from Nasdaq, the liquidity of our common stock may be reduced, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts' and the media's coverage of us. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. Delisting could also result in a loss of confidence by our suppliers, customers and employees.

Forward-Looking Statements

        This Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) about: (i) our expectations and beliefs with respect to the economic recession, the volatility of the capital markets, lending standards in the credit markets, and the recent general downturn in the global economy, as well as our assumptions with respect to the impact these economic conditions will have on our business, (ii) our strategic plans and the objectives of those strategic plans, including our plans to attain profitability during the second half of fiscal year 2010, (iii) our expectations with respect to demand for our services and continuing pressure from customers to request lower cost offerings for IT staffing services, (iv) our expectations with respect to competition in our industry and our ability to compete, (v) our beliefs regarding the adequacy of our working capital and our ability to meet the requirements of our credit facility or to obtain a replacement credit facility on commercially reasonable terms, and (vi) our expectations with respect to our financial results and operating performance. These statements could affect our plans, anticipated operating results, and/or financial condition You can identify these statements by the use of words such as "anticipate," "estimate," "expect," "should," "project," "forecast," "intend," "plan," "believe," "will," and other words and terms of similar meaning or import, or variations thereof, in connection with any discussion of future operating or financial performance.

        Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key customer relationships or to attract new customers, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for customers or the risk that we may be subject to claims for indemnification under contracts with our customers, (viii) our inability to comply with the covenants in our credit facilities or to obtain a replacement credit facility on commercially reasonable terms, (ix) a continued or worsened downturn in the national or global economy, and (x) our inability to effectively manage accounts receivable; as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Annual Report on Form 10-K for fiscal year 2009, especially in the Management's Discussion and Analysis section, our most recent Quarterly Report on Form 10-Q and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-K are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building in which we lease approximately 53,000 square feet. This lease is set to expire in May 2012. All other locations are held under leases with varying expiration dates ranging from 3 month to approximately 6 years.

Item 3.    Legal Proceedings.

        There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation and other matters incidental to the business.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2009.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

a)    Market Information

        Our common shares are traded on The Nasdaq Global Market under the symbol ANLY. The table below sets forth for the periods indicated the high and low intraday sales prices for our common stock as reported by Nasdaq.

	Market Range
	High	Low
Fiscal Year Ended January 2, 2010
Fourth Quarter	$1.05	$0.60
Third Quarter	1.00	0.51
Second Quarter	0.86	0.37
First Quarter	0.55	0.26
Fiscal Year Ended January 3, 2009
Fourth Quarter	$1.50	$0.32
Third Quarter	1.64	1.00
Second Quarter	1.80	1.30
First Quarter	1.70	1.08

b)    Holders of our Common Equity

        As of February 22, 2010, there were approximately 970 shareholders of record of our common stock.

c)     Dividends

        We have not declared or paid dividends on our common stock during the last five fiscal years and currently have no intention of initiating a dividend paying policy.

d)    Stock Performance

        Not applicable.

e)     Issuer Purchases of Equity Securities

        We did not engage in any repurchases of our common stock during the fourth quarter of the fiscal year ended January 2, 2010.

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

  A.
  Our Business

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is an information technology (IT) services company. We employ approximately 1,000 professionals and are focused on serving the information technology needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

  B.
  Consequences and Challenges of the Economic Environment on Our Business

        The sharp contraction in the U.S. economy that began in the second half of fiscal 2008 and continued through 2009 has had a significant and continuing impact on our business. The effects of this economic recession have presented significantly greater challenges than we previously anticipated, accelerating downward pressures on our revenues, margins, results of operations and cash flows. We expect the ongoing impact of the economic recession to continue to impact us and our customers into fiscal 2010 and expect operating losses to continue through the first half of fiscal 2010. The objectives of our 2010 strategic plan call for us to emerge as a stronger, more institutionally mature business that can serve as a platform for future growth. However, if the economic downturn worsens or extends significantly into the future or we are unsuccessful in executing on the objectives of our 2010 strategic plan, we would expect to incur additional losses from operations and reductions in our cash flows and liquidity.

  C.
  Fiscal 2010 Strategic Plan

        Our primary goal for fiscal 2010 is to achieve profitability and return value to our shareholders. In order to achieve that goal, our fiscal 2010 strategy emphasizes growing our core IT staffing business, accelerating the execution of sales and recruiting, controlling costs and delivering profitable financial results.

        Our 2010 objectives in support of our strategy are as follows:

  1.
  Increase revenue;

  2.
  End fiscal 2010 with 1,000 billable consultants;

  3.
  Achieve industry standard gross margin rates;

  4.
  Become a profitable company; and

  5.
  Build cash to invest in our strategy.

  •
  Increase revenue

  We have over 40 years of experience in IT staffing and enjoy long-standing relationships with customers across the U.S. We believe rebuilding and strengthening our core IT staffing business is essential to our financial stability and long-term profitability.

  •
  End fiscal 2010 with 1,000 billable consultants

  We ended fiscal 2009 with 878 billable consultants. Our objective is to have 1,000 billable consultants by the end of fiscal 2010. This increase in billable staff will require us to execute on our sales strategy, build world-class recruiting capabilities and expand our low-cost sourcing model.

  •
  Achieve industry standard gross margin rates

  In fiscal 2009, we increased our gross margin rate 230 basis points to 20%. In fiscal 2010, we will implement pricing and margin policies and procedures that are designed to continue to increase our gross margin rates.

  •
  Become a profitable company

  Growing our revenues, improving our gross margin rate and reducing our SG&A through continued process improvements and cost reductions should allow us to achieve profitability and provide additional operating capital to support our business and fund future growth.

  •
  Build cash to invest in our strategy

  By focusing on our core competency, increasing the number of billable consultants, improving our margins and controlling expenses, we should be able to build additional cash. Building our cash balance is necessary to mitigate the financial risks if the economy recovers more slowly than expected but it will also enable us to further invest in our strategy and provide us with the opportunity to take advantage of market opportunities.

  D.
  Business Developments

        Sale of the Company's Value Added Reseller ("VAR") Assets

        In line with our objective of exiting non-strategic or non-core lines of businesses, we entered into and closed on an asset sale agreement on August 4, 2009 for our VAR operations.

        In consideration for the assets sold, which were primarily customer contracts, and the liabilities transferred, we received $3.0 million in cash at closing and, based on the number of customer contract assignments received prior to December 31, 2009, we earned an additional $0.5 million in cash payable to us in August 2010 which is recorded in Prepaid expenses and other current assets on our Consolidated Balance Sheets. We recorded a gain on the sale of the net assets of $0.1 million in fiscal 2009.

        We believe the sale of the VAR assets will significantly impact our future operations. For fiscal 2009, the VAR operations generated revenues of approximately $21.4 million and had an unfavorable contribution margin of approximately $0.7 million.

        In addition, we believe the sale of the VAR assets will help us achieve several of the objectives in support of our business strategy. Exiting the lower margin product reseller operations, which is working capital intensive, should allow us to better manage our balance sheet and cash flows as well as improve our margins. The cash provided by the sale allows us to further invest in our core business offerings. In addition, the sale allowed us to further reduce our general and administrative costs to align our back office operations with the remaining business operations. We also expect lower capital expenditures and related depreciation expense as a result of the sale of assets.

  Sale of the Company's Medical Concepts Staffing ("MCS") Assets

        On September 25, 2009, we entered into and closed on an asset sale agreement for our full service nurse staffing agency operations. In consideration for the assets sold and the liabilities transferred, we received $0.5 million in cash. We recorded a gain on the sale of the net assets of $0.2 million. For fiscal

2009, MCS generated revenues of approximately $2.0 million and had an unfavorable contribution margin of approximately $0.1 million.

  Corporate Restructuring

        During fiscal 2009, we realigned our corporate back office to further reduce our general and administrative costs and shift more of our resources to make the strategic investments required to grow our business and better support our ongoing core operations. In fiscal 2009, we incurred $1.6 million in severance and other severance-related restructuring charges.

        In addition, we incurred office closure/consolidation charges of $2.2 million related to future rent obligations (net of anticipated sub-lease income) as a result of restructuring six sales and support locations and consolidating our corporate office space.

  New Credit Facility

        On September 30, 2009, we entered into a revolving line of credit (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo") pursuant to which Wells Fargo will advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit.

  Change in Leadership

        On December 14, 2009, our Board of Directors terminated the employment of Elmer N. Baldwin, pursuant to the terms of his employment agreement. Mr. Baldwin served as the President, Chief Executive Officer and director of the Company.

        On December 18, 2009, our Board of Directors appointed Andrew K. Borgstrom as our new President and Chief Executive Officer. Mr. Borgstrom has been a member of our Board since May 2008 and has more than 25 years of experience in the IT services industry.

  Reverse Stock Split

        On February 11, 2010, our Board of Directors declared a 1-for-5 reverse stock split ("Reverse Stock Split") of our common shares to all holders of record effective February 26, 2010. Each share of our pre-split common shares shall automatically be reclassified and converted into 0.20 shares of duly authorized, validly issued, fully paid and non-assessable shares of common stock on February 26, 2010. Our Board of Directors has authorized an amendment to our Articles of Incorporation giving effect to the Reverse Stock Split and on February 26, 2010 our total authorized number of shares shall be reduced to 24,000,000 common shares of the par value of ten cents ($0.10) per share. Until the Reverse Stock Split is effective, our common shares will trade on a pre-split basis.

  Sale of the Company's Managed Staffing Operations and Discontinuance of a Large Staffing Account

        In fiscal 2008, we sold Symmetry Workforce Solutions ("Symmetry"), our managed staffing operations, to COMSYS Information Technology Services, Inc. and discontinued our staffing relationship with one of our large staffing accounts. Together, business through Symmetry and the large staffing account represented approximately $15 million in quarterly revenue and $60 million in annualized revenue.

  E.
  Overview of Fiscal 2009 Results

        During fiscal 2009, we focused on increasing our mix of higher margin services, exiting low-margin, non-core lines of business, such as the VAR and MCS, and restructuring our back office operations to reduce our selling, administrative and other expenses.

        For fiscal 2009, our revenues decreased $141.0 million, or 49.6%, primarily due to the negative impact the economic environment has had on the demand for our IT professional services (26.5%) and our planned exit from non-core and low-margin lines of business (23.1%).

        Gross margins as a percent of revenue increased due to the impact of implementing our strategy of exiting low margin lines of business and accounts and the reduction in lower margin product sales.

        SG&A expenses declined in fiscal 2009 due largely to the exit from the VAR operations, the impact of the personnel and facility reductions and due to the overall reduction in business volume. During fiscal 2009, we recorded $3.8 million of restructuring charges comprised of severance and severance related costs and future rent obligations (net of anticipated sub-lease income).

        The fiscal 2009 operating results also include a non-cash impairment charge of $2.3 million. The impairment charge is the amount by which the carrying value of our customer lists exceeded the fair value. The customer lists were subsequently sold with the sale of the VAR assets.

        We used cash from operations of $0.4 million and generated cash from investing activities of $2.0 million during fiscal 2009. As of January 2, 2010, we had a cash balance of $3.8 million and no borrowings under our Credit Facility.

RESULTS OF OPERATIONS FOR FISCAL 2009 AS COMPARED TO FISCAL 2008

        The following table illustrates the relationship between revenue and expense categories and provides a count of employees and technical consultants for fiscal 2009 versus fiscal 2008.

	Year Ended Fiscal 2009		Year Ended Fiscal 2008		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Professional services provided directly	$131,338	91.8%	$216,492	76.2%	$(85,154)	(39.3)%
Professional services provided through subsuppliers	2,488	1.7	32,674	11.5	(30,186)	(92.4)
Product sales	9,339	6.5	35,037	12.3	(25,698)	(73.3)

Total revenue	143,165	100.0	284,203	100.0	(141,038)	(49.6)
Expenses:
Cost of services provided directly	104,251	72.8	170,745	60.1	(66,494)	(38.9)
Cost of services provided through subsuppliers	2,350	1.6	31,494	11.1	(29,144)	(92.5)
Cost of product sales	7,973	5.6	31,653	11.1	(23,680)	(74.8)
Selling, administrative and other operating costs	37,886	26.5	50,087	17.6	(12,201)	(24.4)
Restructuring costs and other severance related costs	3,825	2.7	2,861	1.0	964	33.7
Impairment of intangible assets	2,268	1.6	—	0.0	2,268	NM
Goodwill impairment	—	0.0	6,299	2.2	(6,299)	(100.0)
Amortization of intangible assets	491	0.3	1,027	0.4	(536)	(52.2)

Total expenses	159,044	111.1	294,166	103.5	(135,122)	(45.9)
Operating loss	(15,879)	(11.1)	(9,963)	(3.5)	5,916	59.4
Non-operating income	41	0.0	121	0.0	(80)	(66.1)
Interest expense	(39)	(0.0)	(156)	(0.0)	(117)	(75.0)

Loss before income taxes	(15,877)	(11.1)	(9,998)	(3.5)	5,879	58.8
Income tax expense	30	0.0	136	0.1	(106)	(77.9)

Net loss	$(15,907)	(11.1)%	$(10,134)	(3.6)%	$5,773	57.0%

Personnel:
Management and Administrative	137		259		(122)	(47.1)%
Consultants	878		1,348		(470)	(34.9)%

NM = not material

  Revenue

        Total revenue from services provided directly declined 39.3% to $131.3 million for fiscal 2009 from $216.5 million for fiscal 2008. The decline in revenue was primarily due to a reduction in the number of billable hours as a result of lower business volumes and the sale of the assets of the VAR operations on August 4, 2009 and MCS operations on September 25, 2009, partially offset by an 3.6% increase in overall billing rates over the prior fiscal year. Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 92.4% in fiscal 2009 compared to fiscal 2008 due to the sale of Symmetry early in the third quarter of fiscal 2008 and due to lower business volumes on the remaining pass-through revenues. Product sales declined 73.3% to $9.3 million for fiscal 2009 from $35.0 million for fiscal 2008 due to the sale of the assets of the VAR operations and an overall reduction in business volumes.

  Cost of Services Provided Directly

        Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue increased to 79.4% for fiscal 2009 from 78.9% for fiscal 2008 due to the impact of customer bill rate reductions without offsetting consultant pay rate reductions.

  Cost of Services Provided Through Subsuppliers

        Cost of services provided through subsuppliers represents the cost of third parties to fulfill the obligations to our customers. This category of expense as a percentage of revenue for services provided through subsuppliers was 94.5% for fiscal 2009 compared to 96.4% for fiscal 2008. The decrease in expense as a percentage of subsupplier revenue was primarily due to the retention of a higher margin client relationship in fiscal 2009 versus fiscal 2008.

  Cost of Product Sales

        Cost of product sales represents our cost when we resell technology hardware and software. This category of expense, as a percentage of product sales, was 85.4% for fiscal 2009 compared to 90.3% for fiscal 2008. The decrease in expense as a percentage of revenue was primarily due to the reduction of lower margin commodity hardware sales between the comparable periods. Due to the sale of the assets of the VAR operations on August 4, 2009, we no longer resell technology hardware and software and, thus, we do not expect to incur this category of costs in the future.

  Selling, Administrative and Other Operating Costs

        SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, benefits for SG&A personnel and other administrative costs. This category of costs decreased 24.4% to $37.9 million for fiscal 2009 from $50.1 million in fiscal 2008. SG&A expenses decreased primarily due to the impact of personnel reductions, the elimination of costs as a result of the VAR and MCS asset sales, the implementation of non-personnel cost reductions and a reduction in sales and recruiting incentive compensation expense due to the decrease in business volume. These amounts represent 26.5% and 17.6% of total revenue for fiscal 2009 and 2008, respectively. As a percentage of revenue, SG&A costs increased due to the lower revenue base in fiscal 2009 versus fiscal 2008.

  Restructuring Costs and Other Severance Related Costs

        For fiscal 2009, we recorded workforce reduction charges and office closure and consolidation charges totaling $3.8 million. Of these charges, $1.6 million related to severance and other severance-related costs and $2.2 million related to future rent obligations (net of anticipated sub-lease income).

        For fiscal 2008, we recorded workforce reduction and office closure and consolidation charges totaling $2.9 million. Of these charges, $2.6 million related to severance and other severance-related costs and $0.3 million related to future rent obligations (net of anticipated sub-lease income).

  Goodwill Impairment

        In fiscal 2008, we determined that events and changes in circumstances had occurred in our business that would indicate the remaining goodwill on our Consolidated Balance Sheet as of January 3, 2009 was impaired. Our forecast for operating results for future periods had declined and we experienced a significant drop in the price of our publicly traded shares. As a result of these two events, we determined it was likely that a reduction in fair value of our reporting units had occurred. Given these indicators of potential impairment, we performed an impairment evaluation as of January 3, 2009 which considered these changes in circumstances. Based upon the results of this analysis, we recorded goodwill impairment charges totaling $6.3 million of our remaining goodwill balance.

  Impairment of Intangible Assets

        During the second quarter of fiscal 2009, we reviewed our customer lists in accordance with FASB SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (codified in FASB ASC Topic 360, Property, Plant, and Equipment) based on the expectation that the business with which the customer lists are associated would be sold significantly before the end of their previously estimated useful life. Additionally, in determining fair value, we considered the expected consideration to be received from the sale of the VAR assets, which implied the customer lists were impaired. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the customer lists exceeded the fair value.

  Amortization of Intangible Assets

        Amortization of intangible assets primarily relates to our customer lists. This category of expense decreased during fiscal 2009 compared to fiscal 2008 due to the SequoiaNet.com trade name and a related customer list becoming fully amortized during fiscal 2008, the impairment of intangible assets recorded in fiscal 2009 and the sale of the assets of the VAR operations on August 4, 2009 whereby we disposed of the remaining balance of our customer lists intangible asset.

  Non-operating Income

        Non-operating income decreased slightly in fiscal 2009 compared to fiscal 2008 as a result of less interest income earned from our cash balances due to lower interest rates and lower interest income earned related to a customer equipment lease.

  Interest Expense

        Interest expense decreased to $39,000 for fiscal 2009 from $156,000 for fiscal 2008 due to a decrease in average borrowings from $2.4 million for fiscal 2008 to $13,500 for fiscal 2009. Offset slightly by an increase in interest rates from 3.25% at the end of the fourth quarter of fiscal 2008 to 3.75% at the end of the fourth quarter of fiscal 2009.

  Income Taxes

        For fiscals 2009 and 2008, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit because any tax expense or benefit which would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset. If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes "more likely than not," we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

  Personnel

        Our IT consulting staff levels finished fiscal 2009 at 878, a 34.9% decline against the comparable prior period. The decline in IT consulting staff levels was due to the sale of assets of our VAR operations during the third quarter of fiscal 2009 and an overall decline in business volume. The decline in management and administrative personnel was due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations and due to the sale of the VAR operations. The reported IT consulting staff levels for fiscal 2008 exclude MCS, our medical staffing business, due to the separate industry focus of that business.

  Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 2, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

RESULTS OF OPERATIONS FOR FISCAL 2008 AS COMPARED TO FISCAL 2007

        The following table illustrates the relationship between revenue and expense categories and provides a count of employees and technical consultants for fiscal 2008 versus fiscal 2007.

	Year Ended Fiscal 2008		Year Ended Fiscal 2007		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Professional services provided directly	$216,492	76.2%	$243,372	67.7%	$(26,880)	(11.0)%
Professional services provided through subsuppliers	32,674	11.5	58,339	16.2	(25,665)	(44.0)
Product sales	35,037	12.3	57,959	16.1	(22,922)	(39.5)

Total revenue	284,203	100.0	359,670	100.0	(75,467)	(21.0)
Expenses:
Cost of services provided directly	170,745	60.1	194,297	54.0	(23,552)	(12.1)
Cost of services provided through subsuppliers	31,494	11.1	55,989	15.6	(24,495)	(43.7)
Cost of product sales	31,653	11.1	51,338	14.3	(19,685)	(38.3)
Selling, administrative and other operating costs	50,087	17.6	58,347	16.2	(8,260)	(14.2)
Restructuring costs and other severance related costs	2,861	1.0	3,604	1.0	(743)	(20.6)
Intangible assets impairment	—	0.0	3,049	0.8	(3,049)	(100.0)
Goodwill impairment	6,299	2.2	5,500	1.5	799	14.5
Amortization of intangible assets	1,027	0.4	1,065	0.3	(38)	(3.6)

Total expenses	294,166	103.5	373,189	103.8	(79,023)	(21.2)
Operating loss	(9,963)	(3.5)	(13,519)	(3.8)	(3,556)	(26.3)
Non-operating income	121	0.0	297	0.1	(176)	(59.3)
Interest expense	(156)	(0.0)	(384)	(0.1)	(228)	(59.4)

Loss before income taxes	(9,998)	(3.5)	(13,606)	(3.8)	(3,608)	(26.5)
Income tax expense	136	0.1	2,606	0.7	(2,470)	(94.8)

Net loss	$(10,134)	(3.6)%	$(16,212)	(4.5)%	$(6,078)	(37.5)%

Personnel:
Management and Administrative	259		378		(119)	(31.5)%
Technical Consultants	1,348		2,093		(745)	(35.6)%

  Revenue

        Revenue from services provided directly declined 11.0% from the comparable period a year ago. The decline in revenue was primarily due to our decision to discontinue our relationship with one of our large staffing accounts and a reduction in the number of billable technical consultants which was partially offset by an 8.0% increase in overall billing rates over the prior year. Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 44.0% over the prior year due primarily to the sale of Symmetry early in the third quarter of fiscal 2008. Product sales during fiscal 2008 declined by 39.5% over the prior year due to an overall reduction in business volume.

  Cost of Services Provided Directly

        Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue was 78.9% in fiscal 2008 compared to 79.8% in the prior year. The decrease in expense as a percentage of direct services revenue is a result of our focus on delivering a greater level of higher value staffing services. These services are delivered at higher rates which enable us to better leverage the cost of service delivery.

  Cost of Services Provided through Subsuppliers

        Cost of services provided through subsuppliers represents the cost of third parties to fulfill the obligations to our customers. This category of expense as a percentage of revenue for services provided through subsuppliers was 96.4% in fiscal 2008 as compared to 96.0% in the prior year. The increase in the expense as a percentage of subsupplier revenue is a result of increased rates from our subsuppliers.

  Cost of Product Sales

        Cost of product sales represents our cost when we resell technology hardware and software. This category of expense, as a percentage of product sales, was 90.3% in fiscal 2008 compared to 88.6% in the prior year. The increase in expense as a percentage of revenue is a result of the mix of product sales between the comparable periods.

  Selling, Administrative and Other Operating Costs

        SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, benefits for SG&A personnel and other administrative costs. This category of costs decreased approximately $8.3 million from fiscal 2007 and represented 17.6% of total revenue for fiscal 2008, compared to 16.2% in fiscal 2007. SG&A expenses decreased primarily as a result of personnel and facility reductions and a reduction in sales and recruiting incentive compensation due to the overall decrease in business volume.

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

  Intangible Assets Impairment

        During fiscal 2007, we determined that the customer list intangible asset, which had been established when Redwood Solutions Corporation was acquired in 2005, had become impaired and recognized an impairment charge of $1.4 million. During fiscal 2007, we also impaired our trade name intangible asset and recognized an impairment charge of approximately $1.5 million.

  Goodwill Impairment

        In fiscal 2008, we determined that events and changes in circumstances had occurred in our business that would indicate the remaining goodwill on our Consolidated Balance Sheet as of

January 3, 2009 was impaired. Our forecast for operating results for future periods had declined and we experienced a significant drop in the price of our publicly traded shares. As a result of these two events, we determined it was likely that a reduction in fair value of our reporting units had occurred. Given these indicators of potential impairment, we performed an impairment evaluation as of January 3 2009 which considered these changes in circumstances. Based upon the results of this analysis, we recorded goodwill impairment charges totaling $6.3 million of our remaining goodwill balance.

        In fiscal 2007, we changed our key business strategies and we experienced a significant drop in the price of our publicly traded shares. As a result of these two events, we determined it was likely that a reduction in fair value of our reporting units had occurred. Given these indicators of potential impairment, we performed an impairment evaluation at December 29, 2007 which considered these changes in circumstances. Based upon the results of this analysis, we recorded goodwill impairment charges totaling $5.5 million for fiscal 2007.

  Amortization of Intangible Assets

        Amortization of intangible assets relates primarily to our customer lists. This category of expense decreased due to the write-off of certain intangible assets in fiscal 2007 that were no longer amortized in fiscal 2008.

  Non-Operating Income

        Non-operating income decreased by $0.2 million during fiscal 2008 as compared to fiscal 2007. The prior year included a $0.2 million non-cash item resulting from the return of 124,654 shares of our common stock from an escrow account following the departure of two of the principals of Redwood Solutions Corporation.

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

        During fiscal 2007, we recorded $2.6 million of income tax expense, which relates to a $2.6 million increase to the valuation allowance to fully reserve our remaining net deferred tax assets at the end of fiscal 2007.

  Personnel

        Our IT consulting staff levels finished the year at approximately 1,348, a 35.6% reduction from the prior year. The decline in IT consulting staff levels is due to a reduction of approximately 320 billable consultants as a result of the transfer of our existing contract with one of our largest staffing accounts to other suppliers and an overall decline in business volume. The decline in management and administrative personnel is due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations. The reported IT consulting staff levels exclude MCS, our medical staffing business, due to the separate industry focus of that business.

  Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 3, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Liquidity and Capital Resources

        The following table provides information relative to the liquidity of our business.

(In thousands)	January 2, 2010	January 3, 2009	Increase (Decrease)	Percentage Increase (Decrease)
Cash and cash equivalents	$3,818	$2,288	$1,530	66.9%
Accounts receivable	23,028	40,814	(17,786)	(43.6)
Other current assets	1,442	1,521	(79)	(5.2)

Total current assets	$28,288	$44,623	$(16,335)	(36.6)%

Accounts payable	$6,958	$15,581	$(8,623)	(55.3)%
Line of credit	—	—	—	NM
Salaries and benefits	2,498	3,249	(751)	(23.1)
Deferred revenue	310	1,473	(1,163)	(79.0)
Deferred compensation	522	275	247	89.8
Restructuring accrual	2,038	184	1,854	1,007.6
Other current liabilities	960	1,025	(65)	(6.3)

Total current liabilities	$13,286	$21,787	$(8,501)	(39.0)%

Working capital	$15,002	$22,836	$(7,834)	(34.3)%
Current ratio	2.13	2.05	0.08	3.9%
Total shareholders' equity	$14,948	$30,395	$(15,447)	(50.8)%

NM = not material

  Change in Working Capital

        Working capital was $15.0 million at January 2, 2010, a $7.8 million reduction from January 3, 2009. The ratio of current assets to current liabilities increased by 3.9% from January 3, 2009 to January 2, 2010.

        Our total current assets decreased approximately $16.3 million in fiscal 2009 compared to the prior year as a result of significantly lower accounts receivable offset slightly by an increase in our cash and cash equivalents. Our accounts receivable decreased primarily due to the general decline in business volume and the sale of assets of the VAR operations.

        Our total current liabilities decreased approximately $8.5 million in 2009 compared to the prior year due primarily to the general decline in business volume, the sale of assets of the VAR operations and staff and consultant reductions which were partially offset by an increase in our restructuring reserves. In fiscal 2009, our accounts payable and deferred revenue balances declined approximately $8.6 million and $1.2 million, respectively, due to the general decline in business volume and the impact of selling the assets of the VAR operations. The reduction in the number of personnel at the end of fiscal 2009 is primarily responsible for the lower salaries and benefits balance. In addition, the remaining severance and facility payments associated with our fiscal 2009 restructuring activities increased our restructuring accrual balances.

        We believe our existing working capital and availability under our revolving line of credit (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo") will be sufficient to support the cash flow needs of our business in fiscal 2010. Continuing operating losses, an increase in bad debt experience from our clients, a lengthening of payment terms from our clients, or significant costs associated with additional restructuring activities could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

  Sources and Uses of Cash/Credit Facility

        Cash and cash equivalents increased by $1.5 million from January 3, 2009 to January 2, 2010. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and through the use of our credit facility.

        On September 30, 2009, we entered into a Credit Facility with Wells Fargo pursuant to which Wells Fargo will advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Credit Facility will fluctuate based on our level of eligible accounts receivable.

        The Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 3.5%. The Credit Facility has a one-time origination fee of $150,000 which is being amortized over the life of the credit agreement and an unused line fee of 0.50% annually on the daily average unused amount. The maturity date of the Credit Facility is September 30, 2012 and may be terminated or reduced by us on 90 days notice in exchange for a termination fee of 2% of the maximum line amount or reduction of the maximum line amount in the first year or 1% of such amounts in the second year and no fee in the third year. Borrowings under the Credit Facility are secured by all of our assets.

        The Credit Facility requires us to meet certain levels of year-to-date earnings/loss before taxes. Additionally, the Credit Facility limits our annual capital expenditures to $2.0 million and requires us to maintain an excess borrowing base of at least $5.0 million and contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

        Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control and bankruptcy events.

        As of January 2, 2010, we were in compliance with all the requirements and had no borrowing under the Credit Facility. Total availability under the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.2 million as of January 2, 2010.

        On September 30, 2009 upon consummating the Credit Facility with Wells Fargo, we extinguished our previous asset-based revolving credit facility. Extinguishment expenses of $40,000, relating to the remaining deferred financing costs and transaction-related expenses were expensed in the third quarter of fiscal 2009 and are included within SG&A in the Consolidated Statements of Operations.

        On August 4, 2009, we entered into and closed on an asset sale agreement for our VAR operations. In consideration for the assets sold, which were primarily customer contracts, and the liabilities transferred, we received $3.0 million in cash at closing and based on the number of customer contracts assignments received prior to December 31, 2009, we earned an additional $0.5 million in cash payable to us in August 2010 which is recorded in Prepaid expenses and other current assets on our Consolidated Balance Sheets.

        On September 25, 2009, we entered into and closed on an asset sale agreement for our MCS operations. In consideration for the assets sold and the liabilities transferred, we received $0.5 million in cash.

        During fiscal 2009, we made capital expenditures totaling $1.3 million compared to $1.4 million in fiscal 2008.

        As of January 2, 2010, we had federal and state net operating loss carry forwards of approximately $18.2 million and $2.8 million, respectively. If we are successful in reaching profitability, we expect our federal and state net operating loss carry forwards to offset approximately $55.0 million of pretax earnings.

  Contractual Obligations

        We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies. We lease office facilities under non-cancelable operating leases, are engaged in license agreements with future commitments, and have deferred compensation that is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan and other agreements. We incur interest expense on our deferred compensation obligation. Minimum future obligations on operating leases (net of sublease contracts), license agreements, and deferred compensation as of January 2, 2010, are as follows:

(In thousands)	1 Year	2-3 Years	4-5 Years	Over 5 Years	Total
Line of credit	$—	$—	$—	$—	$—
Operating leases	2,628	3,586	558	—	6,772
Maintenance agreements	267	90	—	—	357
Capital lease obligations	198	68	—	—	265
Deferred compensation	522	298	220	519	1,559

Total	$3,615	$4,042	$778	$519	$8,954

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

  Deferred Tax Assets

        Realization of our net deferred tax assets is dependent upon our ability to achieve and maintain profitability. Realization of our net deferred tax assets also requires the generation of future taxable income prior to the expiration of the federal and state net operating loss carry forward benefits. In evaluating net deferred tax assets, we are required to make critical accounting estimates regarding our future operating results. These estimates are based on management's current expectations but involve risks, uncertainties and other factors that could cause actual results to differ materially from these estimates.

  Allowance for Doubtful Accounts

        In each reporting period, we determine the reserve required to address potentially uncollectible accounts. An evaluation of the risk associated with a client's ability to make contractually required payments is used to determine this reserve. These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include reviewing the financial stability of the client, the client's ability to pay and current market conditions. If our evaluation of a client's ability to pay is incorrect, we may incur future charges.

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

  Goodwill

        Statements of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible (codified in FASB ASC Topic 350, Intangibles—Goodwill and Other) herein referred to as ("ASC Topic 350") prohibits companies from amortizing purchased goodwill. Instead, we have examined our goodwill at least annually to determine if impairment has occurred. In accordance with ASC Topic 350, we evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. We performed the annual evaluation of goodwill as of the last day of our monthly accounting period for August 2008. In the fourth quarter of fiscal 2008, we recorded an impairment charge for the remaining balance of our goodwill.

  Intangible Assets

        Intangible assets consisted of customer lists. We evaluate our customer lists for possible impairment whenever indicators of impairment existed. SFAS No. 144, Accounting for the Impairment or the Disposal of Long-Lived Assets, (codified in FASB ASC Topic 360, Property, Plant, and Equipment) herein referred to as ("ASC Topic 360") requires that if the sum of the undiscounted cash flows is less than the carrying value of the asset, impairment must be recognized in the financial statements. If an asset is deemed to be impaired, then the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. In the third quarter of fiscal 2009, we sold the assets of our VAR operation, the primary asset of which was the remaining balance of our intangible assets customer lists.

  Restructuring Costs and Other Severance Related Costs

        We believe our current estimates regarding severance, other severance related expenses and lease obligations are adequate; however, our inability to sublet the remaining space, negotiate early termination agreements or obtain payments from sub-leases could necessitate significant adjustments to these estimates in the future.

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

        In certain situations, we will contract to sell both product (including third party software and/or hardware) and services in a single client arrangement with multiple deliverables. These arrangements are generally to resell certain products and to provide the service necessary to install such products and optimize functionality of such products. We account for multiple deliverable arrangements involving third party software products under the provisions of SOP 97-2, Software Revenue Recognition (codified in FASB ASC Topic 985, Software) and have established vendor specific objective evidence of each deliverable. Other non-software related multiple deliverable arrangements are accounted for utilizing the guidelines of ETIF 00-21, Revenue Arrangements with Multiple Deliverables (codified in FASB ASC Topic 605, Revenue Recognition). We account for each of the components of multiple deliverable arrangements separately by using the identified fair values of each component to allocate the total consideration of the arrangement to the separate components.

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

  Income Taxes

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal, Ontario province and the United Kingdom. As of January 2, 2010, there are no federal, state, and foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2006, and with few exceptions, the same for state and local audits.

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

        We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize a portion, or all, of our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance.

        We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in FASB ASC Topic 740) on December 31, 2006. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We recognize interest and penalties related to uncertain tax positions within interest and penalties expense.

New Accounting Pronouncements and Interpretations

        In April 2009, the Financial Accounting Standards Board ("FASB") issued Financial Staff Position ("FSP") FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (codified in FASB ASC Topic 805, Business Combinations) which amends and clarifies FASB Statement No. 141(R), Business Combinations, on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting FSP FAS 141R-1 will depend on the nature, terms and size of business combinations completed after the effective date.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (both codified in FASB ASC Topic 825, Financial Instruments) to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of

FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statement disclosures.

        In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (codified in FASB ASC Topic 855, Subsequent Events). FASB Statement No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued ("subsequent events"). FASB Statement No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB Statement No. 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. FASB Statement No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB Statement No. 165 did not have a material impact on our financial statement disclosures.

        In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (codified in FASB ASC Topic 105, Generally Accepted Accounting Principles). FASB Statement No. 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FASB Statement No. 168 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" given that once in effect, the Codification will carry the same level of authority. FASB Statement No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this FASB Statement No. 168 did not have a material impact on our consolidated financial statement disclosures.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands)	January 2, 2010	January 3, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,818	$2,288
Accounts receivable, less allowance for doubtful accounts $958 and $1,092, respectively	23,028	40,814
Prepaid expenses and other current assets	1,442	1,521

Total current assets	28,288	44,623
Property and equipment, net of accumulated depreciation of $10,774 and $15,723, respectively	1,846	3,081
Intangible assets, net of accumulated amortization of nil and $7,155, respectively	—	6,104
Other assets	543	446

Total assets	$30,677	$54,254

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,958	$15,581
Line of credit	—	—
Salaries and benefits	2,498	3,249
Deferred revenue	310	1,473
Deferred compensation	522	275
Restructuring accrual	2,038	184
Other current liabilities	960	1,025

Total current liabilities	13,286	21,787
Non-current liabilities:
Deferred compensation	1,037	1,391
Restructuring accrual	1,045	65
Other long-term liabilities	361	616

Total non-current liabilities	2,443	2,072
Shareholders' equity:
Common stock, par value $.10 a share; authorized 120,000,000 shares; issued and outstanding 24,925,076 and 24,913,076, respectively	2,492	2,491
Additional capital	23,604	23,145
Accumulated (deficit) earnings	(11,148)	4,759

Total shareholders' equity	14,948	30,395

Total liabilities and shareholders' equity	$30,677	$54,254

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands except per share amounts)	2009	2008	2007
Revenue:
Professional services provided directly	$131,338	$216,492	$243,372
Professional services provided through subsuppliers	2,488	32,674	58,339
Product sales	9,339	35,037	57,959

Total revenue	143,165	284,203	359,670
Expenses:
Cost of services provided directly	104,251	170,745	194,297
Cost of services provided through subsuppliers	2,350	31,494	55,989
Cost of product sales	7,973	31,653	51,338
Selling, administrative and other operating costs	37,886	50,087	58,347
Restructuring costs and other severance related costs	3,825	2,861	3,604
Intangible assets impairment	2,268	—	3,049
Goodwill impairment	—	6,299	5,500
Amortization of intangible assets	491	1,027	1,065

Total expenses	159,044	294,166	373,189
Operating loss	(15,879)	(9,963)	(13,519)
Non-operating income	41	121	297
Interest expense	(39)	(156)	(384)

Loss before income taxes	(15,877)	(9,998)	(13,606)
Income tax expense	30	136	2,606

Net loss	$(15,907)	$(10,134)	$(16,212)

Per common share (basic):
Net loss	$(0.64)	$(0.41)	$(0.65)
Per common share (diluted):
Net loss	$(0.64)	$(0.41)	$(0.65)
Average common shares outstanding	24,925	24,913	24,908
Average common and common equivalent shares outstanding	24,925	24,913	24,908

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	2009	2008	2007
Cash flows from operating activities:
Net loss	$(15,907)	$(10,134)	$(16,212)
Adjustments to net loss:
Depreciation	1,348	1,592	1,699
Amortization of intangible assets	491	1,027	1,065
Impairment of intangible assets	2,268	—	3,049
Impairment of goodwill	—	6,299	5,500
Gain on sale of assets	(259)	—	—
Stock based compensation	460	494	902
Loss on asset disposal	37	54	19
Deferred taxes	—	—	2,596
Settlement of pre-acquisition contingency	—	—	(198)
Changes in:
Accounts receivable	18,128	25,538	(2,016)
Accounts payable	(8,089)	(11,955)	3,151
Salaries and benefits	(749)	(4,302)	(545)
Restructuring accrual	2,834	(1,789)	1,493
Deferred compensation	(107)	(1,541)	521
Prepaid expenses and other assets	(264)	720	464
Deferred revenue	(489)	(696)	1,012
Other accrued liabilities	(65)	60	(37)

Net cash (used in) provided by operating activities	(363)	5,367	2,463
Cash flows from investing activities:
Expended for property and equipment additions	(1,259)	(1,449)	(1,286)
Proceeds from asset sales, net	3,294	—	—

Net cash provided by (used in) investing activities	2,035	(1,449)	(1,286)
Cash flows from financing activities:
Net change in line of credit	—	(1,587)	(1,074)
Payment of capital lease obligation	(142)	(134)	—
Purchase of common stock	—	—	(191)

Net cash used in financing activities	(142)	(1,721)	(1,265)
Net increase (decrease) in cash and cash equivalents	1,530	2,197	(88)
Cash and cash equivalents at beginning of period	2,288	91	179

Cash and cash equivalents at end of period	$3,818	$2,288	$91

Cash paid during the year for:
Income taxes	$70	$102	$55
Interest	$134	$173	$399
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7	$330	$270
Capital lease	$—	$507	$—

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Shareholders' Equity

(In thousands)	Common Stock	Additional Capital	Accumulated (Deficit) Earnings	Total Shareholders' Equity
Balance as of December 30, 2006	$2,469	$22,079	$31,186	$55,734
Common stock issued—59,000 shares as stock grants	6	108	—	114
SFAS No. 123R stock option expense	—	57	—	57
Common Stock repurchased—109,000 shares	(11)	(99)	(81)	(191)
Common stock returned in settlement of pre-acquisition contingency	(12)	(186)	—	(198)
Restricted shares amortization	38	693	—	731
Net loss (Comprehensive loss)	—	—	(16,212)	(16,212)

Balance as of December 29, 2007	2,490	22,652	14,893	40,035
Common stock issued—9,000 shares as stock grants	1	12	—	13
SFAS No. 123R stock option expense	—	481	—	481
Net loss (Comprehensive loss)	—	—	(10,134)	(10,134)

Balance as of January 3, 2009	2,491	23,145	4,759	30,395
Common stock issued—12,000 shares as stock grants	1	4	—	5
SFAS No. 123R stock option expense	—	455	—	455
Net loss (Comprehensive loss)	—	—	(15,907)	(15,907)

Balance as of January 2, 2010	$2,492	$23,604	$(11,148)	$14,948

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

  Description of business

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is a national information technology (IT) services company with more than 15 U.S. office locations and a small presence in Puerto Rice and Canada. We employ approximately 1,000 professionals and are focused on serving the information technology needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

  Basis of presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

  Fiscal year

        Our fiscal year ends on the Saturday closest to December 31. References to fiscal years 2009, 2008 and 2007 refer to the fiscal years ended January 2, 2010, January 3, 2009, and December 29, 2007, respectively. Fiscal year 2009 contains 52 weeks, fiscal year 2008 contains 53 weeks and fiscal year 2007 contains 52 weeks. The additional week in fiscal 2008 did not have a material impact on our results of operations.

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

  Fair value measurements

        Effective January 1, 2008, we adopted Statements of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements (codified in FASB ASC Topic 820, Fair Value Measurements and Disclosures) herein referred to as ("ASC Topic 820") which:

  •
  defines fair value as the exchange price that would be received for an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants on the measurement date;

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

  •
  establishes a three level hierarchy for fair value measurements based upon the observability of the inputs to the valuation of an asset or liability as of the measurement date;

  •
  requires that the use of observable inputs be maximized and the use of unobservable inputs be minimized; and

  •
  expands disclosures about instruments measured at fair value.

        The adoption of ASC Topic 820 had no impact on our consolidated financial statements or the valuation methods consistently followed by the Company.

        The fair value hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument's level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The levels of the fair value hierarchy are defined as follows:

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

        We also adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities (codified in FASB ASC Topic 825, Financial Instruments) at the beginning of 2008. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not elect the fair value measurement option for any items that are not already required to be measured at fair value.

  Cash equivalents

        Short-term cash investments in money market accounts are considered to be cash equivalents. The estimated fair values for cash equivalents approximate their carrying values due to the short-term maturities of these instruments. Accordingly, cash equivalents are classified as Level 1.

  Intangible assets

        Intangible assets consisted of customer lists. We evaluated our client lists for impairment whenever indicators of impairment existed. SFAS No. 144, Accounting for the Impairment or the Disposal of Long-Lived Assets, codified in FASB ASC Topic 360, Property, Plant, and Equipment) herein referred to as ("ASC Topic 360") requires that if the sum of the undiscounted cash flows is less than the carrying

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

value of the asset, impairment must be recognized in the financial statements. If an asset is deemed to be impaired, then the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections.

  Goodwill

        SFAS No. 142, Goodwill and Other Intangible (codified in FASB ASC Topic 350, Intangibles—Goodwill and Other) herein referred to as ("ASC Topic 350") prohibits companies from amortizing purchased goodwill. Instead, we examined our goodwill at least annually to determine if impairment had occurred. In accordance with ASC Topic 360, the Company is required to evaluate its goodwill and indefinite lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. The Company performed the annual evaluation of goodwill as of the last day of our monthly accounting period for August 2008. In the fourth quarter of fiscal 2008, we recorded an impairment charge for the remaining balance of our goodwill.

  Equity compensation

        Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123R"), (codified in FASB ASC Topic 718, Compensation—Stock Compensation) herein referred to as ("ASC Topic 718") which required us to recognize expense related to the fair value of our stock-based compensation awards. We elected the modified prospective transition method as permitted by ASC Topic 718. Accordingly, results from prior periods have not been restated. Under this transition method, stock-based compensation expense for fiscal years 2009, 2008, and 2007 include:

  a)
  Compensation expense for all stock-based compensation awards granted prior to December 31, 2005, which were not fully vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of ASC Topic 718; and

  b)
  Compensation expense for all stock-based compensation awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718.

        In accordance with ASC Topic 718, the presentation of our consolidated statement of cash flows changed to report the excess tax benefits from the exercise of stock options as financing cash flows.

  Revenue recognition

        We generally recognize revenue as services are performed. This includes staffing services, technology integration services, and outsourcing and advisory services that are billed on an hourly basis. For product sales, except in rare circumstances, we act as the primary obligor in the transaction. Accordingly, except for those rare situations where net revenue reporting is appropriate because we are acting as an agent in the sale of product, product revenue is recorded for the gross amount of the transaction when the products are delivered. Certain of our outsourcing and help desk engagements provide for a specific level of service each month for which we bill a standard monthly fee. Revenue for these engagements was recognized in monthly installments over the period of the contract. In some of

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

these contracts we invoiced in advance for two or more months of service. When we did this, the revenue was deferred and recognized over the term of the contractual agreement.

        In certain situations, we will contract to sell both product (including third party software and/or hardware) and services in a single client arrangement with multiple deliverables. These arrangements are generally to resell certain products and to provide the service necessary to install such products and optimize functionality of such products. We account for multiple deliverable arrangements involving third party software products under the provisions of SOP 97-2, Software Revenue Recognition (codified in FASB ASC Topic 985, Software) and have established vendor specific objective evidence of each deliverable. Other non-software related multiple deliverable arrangements are accounted for utilizing the guidelines of ETIF 00-21, Revenue Arrangements with Multiple Deliverables (codified in FASB ASC Topic 605, Revenue Recognition). We account for each of the components of multiple deliverable arrangements separately by using the identified fair values of each component to allocate the total consideration of the arrangement to the separate components.

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

Useful lives in years
Leasehold improvements	Life of lease
Office furniture & equipment	5 - 10
Computer hardware	2 - 5
Software	2 - 5

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

  Taxes

        We account for our sales tax and any other taxes that are collected from our clients and remitted to governmental authorities on a net basis. The assessment collection and payment of these taxes are not reflected on our Consolidated Statement of Operations.

  Net loss per share

        Basic and diluted losses per share are presented in accordance with SFAS No. 128, Earnings per Share (codified in FASB ASC Topic 260, Earnings per Share) herein referred to as ("ASC Topic 260"). Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Options to purchase 3,089,000, 2,443,000, and 1,921,000, shares of common stock were outstanding at the end of fiscal periods 2009, 2008, and 2007, respectively. All such options were excluded from the computation of common stock equivalents in fiscal years 2009, 2008 and 2007 because they were anti-dilutive.

  Significant customer

        Our largest customer, International Business Machines Corporation, represented approximately 11%, 13%, and 14% of our fiscal 2009, 2008, and 2007 revenue, respectively.

  Accounting Pronouncement

        In April 2009, the Financial Accounting Standards Board ("FASB") issued Financial Staff Position ("FSP") FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (codified in FASB ASC Topic 805, Business Combinations) which amends and clarifies FASB Statement No. 141(R), Business Combinations, on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 is effective for business combinations occurring in fiscal years beginning on or after December 15, 2008. The impact on our consolidated financial statements of adopting FSP FAS 141R-1 will depend on the nature, terms and size of business combinations completed after the effective date.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (both codified in FASB ASC Topic 825, Financial Instruments) to require an entity to provide disclosures about the fair value of financial instruments in interim financial information. FSP FAS 107-1 and APB 28-1 would apply to all financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and will require entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. FSP FAS 107-1 and APB 28-1 was effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on our financial statement disclosures.

        In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (codified in FASB ASC Topic 855, Subsequent Events). FASB Statement No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued ("subsequent events"). FASB Statement No. 165 sets forth the period after the

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. FASB Statement No. 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. FASB Statement No. 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of FASB Statement No. 165 did not have a material impact on our financial statement disclosures.

        In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (codified in FASB ASC Topic 105, Generally Accepted Accounting Principles). FASB Statement No. 168 establishes the FASB Standards Accounting Codification ("Codification") as the source of authoritative U.S. GAAP recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification superseded all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. FASB Statement No. 168 also replaces FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" given that once in effect, the Codification will carry the same level of authority. FASB Statement No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this FASB Statement No. 168 did not have a material impact on our consolidated financial statement disclosures.

B. Sale of Assets

  Sale of Value Added Reseller ("VAR") assets

        On August 4, 2009, AIC entered into and closed on an asset sale agreement for the Company's VAR operations. In consideration for the assets sold, which were primarily customer contracts, and the liabilities transferred, we received $3.0 million in cash at closing and, based on the number of customer contract assignments received prior to December 31, 2009, we earned an additional $0.5 million in cash payable in August 2010 which is recorded in Prepaid expenses and other current assets on our Consolidated Balance Sheets. We recorded a gain on the sale of the net assets of $0.1 million in fiscal 2009.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

B. Sale of Assets (Continued)

        The carrying value of the assets sold and liabilities transferred on the closing date of the transaction are as follows:

(In thousands)	Balance as of August 5, 2009
Assets:
Inventory	$129
Property and equipment, net	769
Intangible assets	3,345
Other assets	4

Total assets sold	$4,247

Liabilities:
Current liabilities	$391
Deferred revenue	784

Total liabilities transferred	$1,175

        The Company recorded a gain on the sale of the net assets of $0.1 million which is included within Selling, administrative and other operating costs ("SG&A") in the Consolidated Statement of Operations.

  Sale of Medical Concepts Staffing ("MCS") assets

        On September 25, 2009, AIC entered into and closed on an asset sale agreement for the Company's nurse staffing operations. In consideration for the assets sold and the liabilities transferred, the Company received $0.5 million in cash. The Company recorded a gain on the sale of the net assets of approximately $0.2 million which is included within SG&A in our Consolidated Statement of Operations.

C. Property and Equipment

        Property and equipment consisted of the following:

(In thousands)	January 2, 2010	January 3, 2009
Leasehold improvements	$309	$2,239
Office furniture & equipment	3,919	5,558
Computer hardware	2,531	4,708
Software	5,861	6,299

	12,620	18,804
Accumulated depreciation	(10,774)	(15,723)

	$1,846	$3,081

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Intangible Assets

        As of January 2, 2010, we had no intangible assets:

	January 2, 2010			January 3, 2009
(In thousands)	Carrying Amount	Accumulated Amortization	Intangibles, Net	Carrying Amount	Accumulated Amortization	Intangibles, Net
Customer lists	$—	$—	$—	$13,259	$(7,155)	$6,104

        In the third quarter of fiscal 2009, we disposed of the remaining balance of our customer lists. Our customer lists were sold as part of the VAR assets sale as described in the Sale of Assets footnote in the Notes to Consolidated Financial Statements.

        During fiscal 2009, we incurred amortization expense of $0.5 million, recorded an impairment of our customer lists of approximately $2.3 million, as described below, and disposed of the remaining balance of our customer lists of approximately $3.3 million.

        During the second quarter of fiscal 2009, we reviewed our customer list intangible asset, which had been established when SequoiaNet.com and WireSpeed Networks, LLC were acquired in fiscal 2000 and 2005, respectively, in accordance with ASC Topic 360 based on the expectation that the business with which the customer lists are associated would be sold significantly before the end of their previously estimated useful life. Additionally, in determining fair value, we considered the expected consideration to be received from the sale of the VAR assets as described in the Sale of Assets footnote in the Notes to Consolidated Financial Statements, which implied the customer lists were impaired. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the customer lists exceeded the fair value. The impairment loss is included within Intangible assets impairment in the Consolidated Statement of Operations.

        During fiscal 2007, we determined that the customer list intangible asset, which had been established when Redwood Solutions Corporation was acquired in 2005, had become impaired. We utilized a present value cash flow valuation technique to measure the fair value of such assets and determined that the remaining net asset values should be written down to zero because the future expected cash flows were negligible. This write-off resulted in an impairment charge of $1.4 million, which is recorded within Intangible assets impairment in the Consolidated Statement of Operations.

        During fiscal 2007, we also impaired our trade name intangible asset. Trade names with indefinite lives are not amortized but instead are evaluated for impairment annually or more frequently if events or circumstances indicate that the intangible asset might be impaired. In December 2007, we adopted a new business plan which significantly changed our key business strategies. We determined that the trade name was no longer going to be used and therefore determined the trade name to have a finite life. In accordance with ASC Topic 350, if an intangible asset that is not being amortized is subsequently determined to have a finite life, the asset shall be tested for impairment. In addition, the remaining asset shall then be amortized prospectively over its estimated remaining useful life. An impairment charge of approximately $1.5 million was recognized in fiscal 2007 which represented the excess of the book value over its remaining fair value at the end of fiscal 2007. In determining the fair value of its trade name, we applied the income approach, using the relief from royalty method. This charge is recorded within Intangible assets impairment in the Consolidated Statement of Operations. The remaining carrying value of $0.1 million as of December 29, 2007 was fully amortized during fiscal 2008.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. Goodwill

	Fiscal Year Ended
(In thousands)	January 2, 2010	January 2, 2009
Gross amount of goodwill	$35,238	$35,238
Accumulated impairment losses	(35,238)	(28,939)

Balance as of beginning of year	—	6,299
Current year impairment losses	—	(6,299)

Balance as of end of year	$—	$—

        In fiscal 2008, we determined that events and changes in circumstances had occurred in our business that would indicate the remaining goodwill on our Consolidated Balance Sheet as of January 3, 2009 was impaired. Our forecast for operating results for future periods had declined and we experienced a significant drop in the price of our publicly traded shares. As a result of these two events, we determined it was likely that a reduction in fair value of our reporting units had occurred. Given these indicators of potential impairment, we performed an impairment evaluation as of January 3, 2009 which considered these changes in circumstances. Based upon the results of this analysis, we recorded goodwill impairment charges totaling $6.3 million of our remaining goodwill balance.

        In fiscal 2007, we changed our key business strategies and we experienced a significant drop in the price of our publicly traded shares. As a result of these two events, we determined it was likely that a reduction in fair value of our reporting units had occurred. Given these indicators of potential impairment, we performed an impairment evaluation at December 29, 2007 which considered these changes in circumstances. Based upon the results of this analysis, we recorded goodwill impairment charges totaling $5.5 million for fiscal 2007.

F. Financing Agreements

  Revolving Credit Facility

        On September 30, 2009, AIC entered into a revolving line of credit (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo") pursuant to which Wells Fargo will advance up to $15.0 million to AIC for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Credit Facility will fluctuate based on the Company's level of eligible accounts receivable.

        The Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 3.5%. The Credit Facility had a one-time origination fee of $150,000 which is being amortized over the life of the credit agreement and an unused line fee of 0.50% annually on the daily average unused amount. The maturity date of the Credit Facility is September 30, 2012 and may be terminated or reduced by the Company on 90 days notice in exchange for a termination fee of 2% of the maximum line amount or reduction of the maximum line amount in the first year or 1% of such amounts in the second year and no fee in the third year. Borrowings under the Credit Facility are secured by all of the Company's assets.

        The Credit Facility requires the Company to meet certain levels of year-to-date earnings/loss before taxes. The Credit Facility limits the Company's annual capital expenditures to $2.0 million and

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. Financing Agreements (Continued)

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

        As of January 2, 2010, we were in compliance with all the requirements and had no borrowings under the Credit Facility. Total availability of the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.2 million as of January 2, 2010.

        On September 30, 2009, upon consummating the new Credit Facility, we extinguished our previous asset-based revolving credit facility. Extinguishment expenses of $40,000, relating to the remaining deferred financing costs and transaction-related expenses were expensed in the third quarter of fiscal 2009 and included within SG&A in the Consolidated Statements of Operations.

  Capital Lease Obligation

        Effective July 1, 2008, we entered into a three-year software enterprise license agreement. The license agreement qualifies for capital lease accounting treatment which resulted in the establishment of a $0.5 million software asset and related financing liability, of which $0.2 million remains as a present value liability on the consolidated balance sheet as of January 2, 2010.

        The breakdown of the future minimum lease payments as of the end of fiscal 2009 are as follows:

	Fiscal Year Ended
(In thousands)	2010	2011	Total
Minimum lease payments	$198	$67	$265
Less executory costs:
Sales tax	(12)	(6)	(18)
Imputed interest	(7)	—	(7)

Present value of minumum payments	$179	$61	$240

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. Restructuring Costs and Other Severance Related Costs

        A summary of the restructuring charges and subsequent activity in the restructuring accrual accounts is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total
Balance as of December 30, 2006	$—	$545	$545
Restructuring charges	3,263	341	3,604
Cash expenditures and transfers	(1,001)	(546)	(1,547)
Non-cash charges	(564)	—	(564)

Balance as of December 29, 2007	1,698	340	2,038
Restructuring charges	2,602	259	2,861
Cash expenditures	(4,272)	(378)	(4,650)

Balance as of January 3, 2009	28	221	249
Restructuring charges	1,625	2,200	3,825
Cash expenditures	(438)	(553)	(991)

Balance as of January 2, 2010	$1,215	$1,868	$3,083

        During fiscal 2009, we recorded workforce reduction expenses of $1.6 million in the Restructuring costs and other severance related costs line on the Consolidated Statement of Operations. As of January 2, 2010, all individuals affected by these workforce reductions had either been terminated or been notified of their pending termination and such pending termination payments were contractually payable to the individual at a termination date within 60 days of the date the individuals were notified.

        In addition, during fiscal 2009, we recorded office closure and consolidation charges totaling $2.2 million related to future rent obligations, net of anticipated sublease income. The office closure charges are for locations we closed during fiscal 2009 and the consolidation charge primarily relates to the consolidation of our corporate office during the second quarter of fiscal 2009.

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

        During fiscal 2007, we recorded workforce reduction expenses of $3.3 million in the Restructuring costs and other severance related costs line on the Consolidated Statement of Operations. As of December 29, 2007, all individuals affected by these workforce reductions had either been terminated or been notified of their pending termination and such pending termination payments were contractually payable to the individuals at a termination dated within 60 days of the date the individuals were notified.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. Restructuring Costs and Other Severance Related Costs (Continued)

        Also during fiscal 2007, we recorded a net charge of $0.3 million related to future rent obligations on locations closed prior to December 29, 2007.

        We believe all reserves for both workforce reductions and office closures and consolidations remaining at January 2, 2010 are adequate; however, differences in actual expenses related to our workforce reduction as well as unanticipated sublease activity in the future could create the need for future adjustments to these reserves.

H. Deferred Compensation

        The Restated Special Executive Retirement Plan (the "Deferred Plan") is an unfunded deferred compensation plan for past and present AIC executives. The Deferred Plan calls for us to credit active executives' accounts at an agreed upon percentage of base pay and to credit periodically all existing account balances at a rate equivalent to the 10-year treasury rate plus one to three percent as determined each year by the Company's Board of Directors. Active executives can also contribute up to fifty percent of their annual base pay and one hundred percent of their incentive bonus, if any. Employer accruals and employee contributions are one hundred percent vested at all times. Additionally, the Deferred Plan allows for discretionary employer contributions with separate vesting schedules if approved by the Company's Board of Directors. Participants are allowed to choose between a lump sum distribution or one hundred twenty months of payments and a date of distribution for employee and employer contributions, subject to the "one-year, five-year" rule and other deferred compensation rules issued by the Internal Revenue Service. Key employees are not allowed to take distribution for six months after separation from service. Hardship distributions from the Deferred Plan are not allowed, and deferral elections will be canceled following any participant's hardship distribution from his or her 401(k) account. The Deferred Plan provides that upon a change in control, a rabbi trust will be funded, and payments will be made if the Deferred Plan is subsequently terminated within twelve months of a change in control or due to a participant's right to take distribution upon a separation from service.

        As of January 2, 2010 and January 3, 2009, our liability to active and former employees under the Deferred Plan, post-retirement medical benefits and other deferred compensation arrangements was $1.6 million and $1.7 million, respectively. Deferred compensation expense for fiscal 2009, 2008 and 2007 was $0.2 million, $0.4 million, and $1.0 million, respectively.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. Income Taxes

        The provision for income tax expense (benefit) was as follows:

	Fiscal Year Ended
(In thousands)	2009	2008	2007
Currently payable:
Federal	$—	$—	$—
State	30	136	10

Deferred:
Federal	(4,926)	(2,826)	(4,703)
State	(725)	(416)	(692)

	(5,651)	(3,242)	(5,395)
Valuation allowance for deferred tax asset	5,651	3,242	7,991

Deferred provision	—	—	2,596

Total	$30	$136	$2,606

        Net deferred tax assets (liabilities) are comprised of the following:

(In thousands)	January 2, 2010	January 3, 2009
Deferred compensation	$575	$501
Depreciation	1,152	1,103
Goodwill and other intangible assets	681	7,492
State net operating loss carry forwards	2,760	1,456
Federal net operating loss carry forward	18,273	10,974
Other	4,869	1,133
Valuation allowance	(28,310)	(22,659)

Net deferred tax assets	$—	$—

Current	$—	$—
Non-current	—	—

	$—	$—

        SFAS No. 109, Accounting for Income Taxes, codified in FASB ASC Topic 740, Income Taxes and herein referred to as ("ASC Topic 740") requires deferred tax assets to be reduced by a valuation allowance if some portion or all of the deferred tax assets are not expected to be realized. Accordingly, at December 29, 2007, we concluded that we could no longer demonstrate that it was "more likely than not" as defined by ASC Topic 740 to realize the net deferred tax asset of $2.6 million. As a result, we recorded an additional valuation allowance to fully reserve the remaining deferred tax assets, resulting in an income tax expense of $2.6 million in fiscal 2007. As of January 2, 2010, we continue to fully reserve any deferred tax assets by offsetting changes in the deferred tax assets with a valuation allowance adjustment. After such time we believe realization of these assets is "more likely than not", we will adjust the valuation allowance which will create a benefit for income taxes.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. Income Taxes (Continued)

        As of January 2, 2010, we had federal and state net operating loss carry forwards of approximately $18.2 million and $2.8 million, respectively. If we are successful in reaching profitability, we expect our net operating loss carry forwards to offset approximately $55.0 million of pretax earnings from federal and state income taxes. The federal net operating loss carry forward benefits of $0.9 million, $0.1 million, $3.5 million, $1.1 million, $1.7 million, $3.5 million and $7.4 million expire in 2023, 2024, 2025, 2026, 2027, 2028 and 2029, respectively. The state net operating loss carry forward benefits expire as follows: $1.4 million in 2010 through 2020 and $1.4 million in 2021 and beyond.

        The provision for income taxes differs from the amount of income tax determined by applying the federal statutory income tax rates to pretax (loss) income as a result of the following differences:

	Fiscal Year Ended
(In thousands)	2009	2008	2007
Income tax at statutory federal rate	$(5,381)	$(3,427)	$(4,620)
State and local taxes, net of federal benefit	(764)	(475)	(670)
Valuation allowance for deferred tax assets	5,651	3,242	7,991
Meals and entertainment	83	109	123
Goodwill	(22)	(22)	(22)
Other	463	709	(196)

Total tax provision	$30	$136	$2,606

        We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on December 31, 2006. FIN 48, also codified in FASB ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC Topic 740 was effective for us beginning December 31, 2006. Upon implementation, we determined our positions will more-likely-than-not be sustained if challenged. Therefore, no cumulative effect relating to the adoption of ASC Topic 740 resulted. As of January 2, 2010, we determined our positions will more-likely-than-not be sustained if challenged.

        We recognize interest and penalties related to uncertain tax positions within interest and penalties expense. During fiscal years 2009 and 2008, we have not recognized expense for interest and penalties, and, do not have any amounts accrued as of January 2, 2010 and January 3, 2009 respectively, for the payment of interest and penalties.

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal, Ontario province and the United Kingdom. As of January 2, 2010, there are no federal, state, and foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2006, and with few exceptions, the same for state and local audits.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Equity

  Equity Compensation Plans

        Currently, we have equity based options outstanding from six plans and have the ability to issue equity-based options from three of these plans. Under the 2000 Stock Option Plan, we may grant non-qualified options to its employees for up to 225,000 shares of common stock. Under the 2004 Equity Incentive Plan, we may grant incentive options, non-qualified options or restricted stock awards to our employees and non-qualified options or restricted stock awards to our Board of Directors for up to 2,000,000 shares of common stock. Under the 2009 Equity Incentive Plan, we may grant incentive options to our employees and may award non-qualified options, restricted stock and other stock awards, restricted stock units, stock appreciation rights, performance share awards and other stock awards to our Board of Directors and non-employee consultants for up to 2,000,000 shares of common stock. We also have outstanding options under the 1994 Incentive Option Plan, the 1996 Stock Option Plan for Non-Employee Directors and the 1999 Stock Option Plan.

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

        Prior to the adoption of ASC Topic 718, we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our Consolidated Statements of Cash Flows. In accordance with ASC Topic 718, the presentation of our Consolidated Statement of Cash Flows changed to report the excess tax benefits from the exercise of stock options as financing cash flows.

        The following table summarizes the stock option activity for the fiscal year ended January 2, 2010 on a pre-split basis:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 3, 2009	2,442,538	$2.64	7.61	$—
Granted	1,644,000	0.68
Exercised	—	—
Forfeited/Cancelled	(997,263)	3.55

Outstanding on January 2, 2010	3,089,275	$1.30	7.41	$—

Vested or expected to vest at January 2, 2010	2,964,275	1.29	7.33
Exercisable on January 2, 2010	1,416,275	1.80	7.11

        The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was nil during each of the fiscal years 2009, 2008 and 2007.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Equity (Continued)

        As of January 2, 2010, there was $0.5 million of unrecognized compensation expense related to unvested option awards that were expected to vest over a weighted average period of 1.6 years.

        The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted-average grant date fair value of stock options granted during fiscal 2009, 2008 and 2007 was $0.39, $0.58 and $0.81, respectively.

Fiscal Year Ended
Black-Scholes Option Valuation Assumptions(1)	January 2, 2010	January 3, 2009	December 29, 2007
Risk-free interest rate(2)	0.5 - 3.8%	0.4 - 2.2%	3.2 - 4.2%
Expected dividend yield	—	—	—
Expected stock price volatility(3)	73.2 - 114.3	62.0 - 106.0	43.2 - 71.0
Expected life of stock options (in years)(4)	3.8	4.1	4.1

(1)
Forfeitures are estimated and based on historical experience.

(2)
Based on the U.S. Treasury zero-coupon bond with a term consistent with the expected life of the options.

(3)
Expected stock price volatility is based on historical experience.

(4)
Expected life of stock options is based upon historical experience.

        No options were exercised during fiscal 2009, 2008 and 2007. The actual income tax benefit realized from stock option exercises totaled nil in fiscal years 2009, 2008 and 2007.

        Total stock option expense included in our consolidated statements of operations for the fiscal years 2009, 2008, and 2007 was $0.5 million, $0.5 million, and $0.1 million, respectively. The tax benefit recorded for these same periods was $42,000, $51,000, and $8,000, respectively. This tax benefit is offset against our valuation allowance for our deferred tax asset.

  Stock Awards

        Annually on or about the first business day of the fiscal year, each of the non-chair independent members of the Board of Directors is awarded 1,000 shares of fully vested common stock, whereas our independent board chair is awarded 2,000 shares of fully vested common stock.

        The following table summarizes the restricted stock activity for fiscal 2009 on a pre-split basis:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 3, 2009	2,368	$1.91
Granted	12,000	$0.44
Vested	(12,000)	$0.44
Forfeited	(2,368)	$1.91

Non-vested at January 2, 2010	—	$—

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Equity (Continued)

        As of January 2, 2010, there was no unrecognized compensation cost related to non-vested restricted stock granted under the 2004 plan. The total fair value of shares vested during fiscal years 2009, 2008, and 2007 was approximately $5,000, $13,000, and $0.8 million, respectively.

  Shareholder Rights Plan

        Under the Company's common stock shareholder rights plan, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock and stock options granted and available for grant. The rights, which were extended by the Board of Directors on February 26, 2008 to expire on February 27, 2018, are exercisable only under certain conditions, and when exercisable the holder will be entitled to purchase from us one share of common stock at a price of $15.00, subject to certain adjustments. The rights will become exercisable after a person or group acquires beneficial ownership of 15% or more of our common stock or after a person or group announces an offer, the consummation of which would result in such person or group owning 15% or more of the common stock.

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

K. Commitments

        As of January 2, 2010, aggregate net minimum lease commitments under non-cancelable operating leases having an initial or remaining term of more than one year are payable as follows:

(In thousands)	Lease Commitments
Fiscal year ending
2010	$3,225
2011	2,961
2012	1,859
2013	1,043
2014	257
Later	—
Less: sublease contracts	2,573

Total minimum obligation	$6,772

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

K. Commitments (Continued)

        Rent expense, primarily for office facilities, for fiscal 2009, 2008 and 2007 was $2.7 million, $3.4 million, and $4.0 million, respectively.

        We have compensation arrangements with our corporate officers and certain other key employees which provide for certain payments in the event of a change of control of the Company.

        We also sponsor a 401(k) plan. Substantially all employees are eligible to participate and may contribute up to 50% of their pre-tax earnings, subject to Internal Revenue Service maximum annual contribution amounts. Beginning in September 2009, we ceased making matching contributions to employees' pre-tax contributions. Prior to this change, after one year of employment, we made matching contributions for non-highly compensated participants in the form of Company stock of 18% of a participant's first 15% of pre-tax contributions. Matching contributions vest at the rate of 20% per year and are fully vested after five years of service. We made matching contributions for fiscal 2009, 2008, and 2007, in the amount of $0.2 million, $0.4 million, and $0.5 million, respectively.

L. Subsequent Event

  Reverse Stock Split

        On February 11, 2010, the Company's Board of Directors declared a 1-for-5 reverse stock split ("Reverse Stock Split") of the Company's common shares to all holders of record effective February 26, 2010. Each share of the Company's common shares ("Pre-Split Common Shares") shall automatically be reclassified and converted into 0.20 shares of duly authorized, validly issued, fully paid and non-assessable shares of common shares ("Post-Split Common Shares") on February 26, 2010.

        AIC's Board of Directors has authorized an amendment to the Company's Articles of Incorporation giving effect to the Reverse Stock Split and on February 26, 2010 the total authorized number of shares shall be reduced to 24,000,000 common shares of the par value of ten cents ($0.10) per share. All fractional shares will be rounded down, such that any shareholder who would otherwise be entitled to receive a fractional Post-Split Common Share will be paid the fair market value of the fractional Post-Split Common Share in cash within a reasonable period of time after February 26, 2010. Until the Reverse Stock Split is effective, our common shares will trade on a pre-split basis. All

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. Subsequent Event (Continued)

common share and per-share amounts herein have not been adjusted for the effects of the Reverse Stock Split, other than below.

	Fiscal Year Ended
	2009	2008	2007
Net loss	$(15,907)	$(10,134)	$(16,212)
Pre-split:
Per common share net loss (basic)	$(0.64)	$(0.41)	$(0.65)
Average common shares outstanding	24,925	24,913	24,908
Per common share net loss (diluted)	$(0.64)	$(0.41)	$(0.65)
Average common and common equivalent shares outstanding	24,925	24,913	24,908
Post-split:
Per common share net loss (basic)	$(3.19)	$(2.03)	$(3.25)
Average common shares outstanding	4,985	4,983	4,982
Per common share net loss (diluted)	$(3.19)	$(2.03)	$(3.25)
Average common and common equivalent shares outstanding	4,985	4,983	4,982

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Analysts International Corporation
Minneapolis, Minnesota

        We have audited the accompanying consolidated balance sheets of Analysts International Corporation and subsidiaries (the "Company") as of January 2, 2010 and January 3, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended January 2, 2010, January 3, 2009, and December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Analysts International Corporation and subsidiaries as of January 2, 2010 and January 3, 2009, and the results of its operations and its cash flows for the years ended January 2, 2010, January 3, 2009, and December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 23, 2010

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with or changes in the Company's independent auditors within the past two fiscal years.

Item 9A(T).    Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") ("Disclosure Controls") was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Office, Andrew K. Borgstrom and Chief Financial Officer, Randy W. Strobel. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2010. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of January 2, 2010, our internal control over financial reporting is effective based on those criteria.

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

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding executive officers and significant employees as required by Item 10 is set forth below.

Executive Officers and Significant Employees	Age	Title
Andrew K. Borgstrom	48	President and Chief Executive Officer
Randy W. Strobel	43	Senior Vice President and Chief Financial Officer
James D. Anderson	49	Senior Vice President of Client Service Operations
Brittany B. McKinney	38	Vice President of Strategy and Operations

        Andrew K. Borgstrom is our President and Chief Executive Officer since December 2009. Previously, Mr. Borgstrom was the Chief Executive Officer of RapiDemand Corp., a company that assists businesses in developing and implementing growth strategies though mergers and acquisitions, capital raises and strategic consultation, since 2004. Mr. Borgstrom has been a director of our Company since May 2008 and was a member of the Compensation Committee.

        Randy W. Strobel is our Senior Vice President and Chief Financial Officer since August 2008. Previously, Mr. Strobel was the Senior Vice President of Finance, Chief Accounting Officer and Controller of Ceridian Corporation, an international business services company, from June 2005 to August 2008. Prior to his position at Ceridian Corporation, Mr. Strobel was the Vice President of Finance at Mesaba Aviation, Inc., a regional airline, from September 2001 to June 2005.

        James D. Anderson is our Senior Vice President of Client Service Operations since September 2009. Previously, Mr. Anderson served as a Partner with Element Consulting Group, an enterprise solutions professional services firm, from January 2009 to August 2009. Prior to that, Mr. Anderson was Executive Vice President of Professional Services at Lawson Software, an international technology, software and e-commerce solution company, from June 2005 to June 2008. Prior to Lawson Software, Mr. Anderson was the Group Vice President for PeopleSoft, a provider of human resource management systems and customer relationship management software as wells as software solutions, from September 2003 until May 2005.

        Brittany B. McKinney is our Vice President of Strategy and Operations since November 2007. Previously, Ms. McKinney was a management consultant from April 2006 to August 2007, the Director of Operations for Fujitsu Consulting from March 2004 to March 2006, and a Product Manager at Best Buy from November 2003 to March 2004.

  Corporate Governance

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a).(1)    Consolidated Financial Statements

        The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent registered public accounting firm's reports are included in the following pages of its annual report to shareholders for the fiscal year ended January 2, 2010.

        Other consolidated financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

(b)    Exhibits

Exhibit No.	Description
^2.1	Asset Purchase Agreement, dated August 4, 2009, by and between Netarx LLC and the Company (with Ex. K, Form of Promissory Note) (Exhibit 2.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 1-33981, incorporated by reference).
^3.1	Articles of Incorporation, as amended (Exhibit 3-a to Annual Report on Form 10-K for fiscal year 1988, Commission File No. 0-4090, incorporated by reference).
^3.2	Restated Bylaws (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File No. 0-4090, incorporated by reference).
^3.3
Amendment to Articles of Incorporation to increase authorized shares to 40 million (Exhibit A to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).
^3.4
Amendment to Articles of Incorporation to increase authorized shares to 60 million (Exhibit 3-d to Annual Report on Form 10-K for fiscal year 1998, Commission File No. 0-4090, incorporated by reference).
^3.5
Amendment to Articles of Incorporation to increase authorized shares to 120 million (Exhibit A to Definitive Proxy Statement dated September 8, 1998, Commission File No. 0-4090, incorporated by reference).
^4.1	Specimen Common Stock Certificate (Exhibit 4.2 to Quarterly Report on Form 10-Q for period ended October 3, 2009, Commission File No. 1-33981, incorporated by reference).
^4.2
Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A. and Form of Right Certificate (Exhibit 4.1 to the Registrant's Form 8-A12B dated February 27, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.1	1994 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 6, 1994 for registrant's 1994 Annual Meeting of Shareholders, Commission File No. 0-4090, incorporated by reference).
*^10.2	1996 Stock Option Plan for Non-employee Directors (Exhibit B to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).
*^10.3	1999 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 13, 1999, Commission File No. 0-4090, incorporated by reference).
*^10.4	2000 Non-Qualified Stock Option Plan (Exhibit 6(d) to Quarterly Report on Form 10-Q for period ended March 31, 2001, Commission File No. 0-4090, incorporated by reference).
^10.5
Credit Agreement dated April 11, 2002 between the Company and General Electric Capital Corporation (Exhibit 2.1 to Current Report on Form 8-K dated April 26, 2002, Commission File No. 0-4090, incorporated by reference).
^10.6
Lease Agreement by and between the Company and Centennial Lakes III, LLC dated May 15, 2002 (Exhibit 2.4 to Current Report on Form 8-K, filed May 28, 2002, Commission File No. 0-4090, incorporated by reference).
^10.7	First Amendment to Credit Agreement dated as of July 24, 2002 (Exhibit 10-l to Annual Report on Form 10-K for fiscal year 2002, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
^10.8	Waiver and Second Amendment to Credit Agreement dated as of April 7, 2003 (Exhibit 10-m to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).
^10.9	Third Amendment to Credit Agreement dated as of April 28, 2003 (Exhibit 10-n to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).
^10.10	Consent and Fourth Amendment to Credit Agreement dated as of December 31, 2003 (Exhibit 10-o to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).
*^10.11	Fifth Amendment to Credit Agreement dated as of August 5, 2004 (Exhibit 10-r to Quarterly Report on Form 10-Q for period ended October 2, 2004, Commission File No. 0-4090, incorporated by reference).
^10.12	Consent and Sixth Amendment to Credit Agreement dated as of January 6, 2005 (Exhibit 10-t to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
*^10.13
Standard Nonqualified Stock Option Agreement for Board Members under 2004 Equity Incentive Plan (Exhibit 10-u to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
*^10.14
Standard Restricted Stock Agreement for Board Members under 2004 Equity Incentive Plan (Exhibit 10-v to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
*^10.15
Standard Nonqualified Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-w to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
*^10.16
Standard Restricted Stock Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-x to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
*^10.17
Standard Incentive Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-y to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
^10.18	Eighth Amendment to Credit Agreement dated January 20, 2006 (Exhibit 99.2 to Current Report on Form 8-K, filed January 26, 2006, Commission File No. 0-4090, incorporated by reference).
^10.19
Amendment to Lease Agreement by and between the Company and Centennial Lakes III, LLC dated March 24, 2006 (Exhibit 10.1 to Current Report on Form 8-K, filed March 28, 2006, Commission File No. 0-4090, incorporated by reference).
*^10.20	Restated Special Executive Retirement Plan, dated December 27, 2006 (Exhibit 10-jj to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).
^10.21
Waiver, Consent and Ninth Amendment to Credit Agreement, dated February 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed February 7, 2007, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
^10.22	Trust Agreement between the Company and Wachovia Bank, dated February 15, 2007, under the Restated Special Executive Retirement Plan (Exhibit 10.1 to Current Report on Form 8-K, filed February 15, 2007, Commission File No. 0-4090, incorporated by reference).
*^10.23	2004 Equity Incentive Plan, as amended through May 25, 2006 (Exhibit 10.1 to Quarterly Report on Form 10-Q for period ended July 1, 2006, Commission File No. 0-4090, incorporated by reference).
*^10.24
Form of incentive stock option agreement for long term incentive option grants for fiscal year 2007 (Exhibit 10-kk to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).
*^10.25
Form of restricted stock award agreement for long-term incentive restricted stock awards in January 2007 for fiscal year 2007 (Exhibit 10-ll to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).
^10.26	Waiver and Tenth Amendment to Credit Agreement, dated May 1, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed May 7, 2007, Commission File No. 0-4090, incorporated by reference).
^10.27	Waiver and Eleventh Amendment to Credit Agreement, dated July 26, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed August 1, 2007, Commission File No. 0-4090, incorporated by reference).
*^10.28
Elmer Baldwin Incentive Stock Option Agreement (2004 Equity Incentive Plan), effective November 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).
*^10.29
Elmer Baldwin Nonqualified Stock Option Agreement (2004 Equity Incentive Plan), effective November 1, 2007 (Exhibit 10.3 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).
*^10.30
Elmer Baldwin Nonqualified Stock Option Agreement (2000 Nonqualified Stock Option Plan), effective November 1, 2007 (Exhibit 10.3 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).
*^10.31
Summary of Terms and Conditions of Severance Policy for executive officers and other senior management personnel (contained in Current Report on Form 8-K, filed October 25, 2007, Commission File No. 0-4090, incorporated by reference).
*^10.32
Severance Agreement and Release of Claims between the Company and Colleen M. Davenport dated January 4, 2008 (Exhibit 10.4 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).
*^10.33
Severance Agreement and Release of Claims between the Company and David J. Steichen dated January 22, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).
*10.34	Amendment No. 1 to Restated Special Executive Retirement Plan as of September 1, 2007 (Exhibit 10-mm to Annual Report on Form 10-K, filed March 5, 2008, incorporated by reference).
*^10.35
Non-Compete and Confidentiality Agreement between the Company and Robert E. Woods dated January 3, 2008 (Exhibit 10.2 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
*^10.36	Form of Change of Control Agreement between the Company and management personnel M. Gange, L. Gilmore and A. Wise (Exhibit 10.5 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).
*^10.37
Incentive Stock Option Agreement (2004 Equity Incentive Plan) dated January 16, 2008 between the Company and Robert E. Woods (Exhibit 10.1 to Current Report on Form 8-K, filed January 17, 2008, Commission File No. 0-4090, incorporated by reference).
*^10.38
Letter Agreement between the Company and Walter Michels dated February 12, 2008 (Exhibit 99.2 to Current Report on Form 8-K, filed April 22, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.39
Employment Agreement between the Company and Michael W. Souders, executed on June 27, 2008, effective July 1, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.40
Change in Control Agreement between the Company and Michael W. Souders, executed on June 27, 2008, effective July 1, 2008 (Exhibit A to the Souders Employment Agreement) (Exhibit 10.2 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.41
Annual Management Incentive Plan (AMIP) between the Company and Michael W. Souders, executed on June 27, 2008 (Exhibit B to the Souders Employment Agreement) (Exhibit 10.3 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.42
Incentive Stock Option Agreement (2004 Equity Incentive Plan) between the Company and Michael W. Souders, executed on June 27, 2008 (Exhibit C-1 to the Souders Employment Agreement) (Exhibit 10.4 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.43
Incentive Stock Option Agreement (1999 Stock Option Plan) between the Company and Michael W. Souders, executed on June 27, 2008 (Exhibit C-2 to the Souders Employment Agreement) (Exhibit 10.5 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.44
Employee Agreement between the Company and Brittany McKinney, executed on June 27, 2008, effective June 23, 2008 (without Exhibits) (Exhibit 10.6 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.45	Amendment No. 2 to Restated Special Executive Compensation Plan (Exhibit 10.7 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.46	Exhibit A to Amendment No. 2 to Restated Special Executive Compensation Plan (Exhibit 10.8 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.47
Employment Agreement between the Company and Randy W. Strobel, executed on August 8, 2008, effective August 25, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed August 12, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.48
Change in Control Agreement between the Company and Randy W. Strobel, executed on August 8, 2008, effective August 25, 2008 (Exhibit 10.2 to Current Report on Form 8-K, filed August 12, 2008, Commission File No. 1-33981, incorporated by reference).

Exhibit No.	Description
*^10.49	Annual Management Incentive Plan (AMIP) between the Company and Randy W. Strobel, executed on August 8, 2008, effective August 25, 2008 (Exhibit 10.3 to Current Report on Form 8-K, filed August 12, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.50
Amended and Restated Employment Agreement between the Company and Elmer Baldwin, executed on August 19, 2008, effective November 1, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.51
Change in Control Agreement between the Company and Elmer Baldwin, executed on August 19, 2008, effective November 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.52
Amended and Restated Employment Agreement between the Company and Robert E. Woods, executed on August 19, 2008, effective January 1, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.53
Change in Control Agreement between the Company and Robert E. Woods, executed on August 19, 2008, effective January 1, 2008 (Exhibit 10.2 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).
^10.54	Consent and Twelfth Amendment to Credit Agreement, date August 4, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 1-33981, incorporated by reference).
*^10.55
Employment Agreement between the Company and James D. Anderson, executed and effective on September 1, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed September 3, 2009, Commission File No. 1-33981, incorporated by reference).
*^10.56
Change in Control Agreement between the Company and James D. Anderson, executed and effective on September 1, 2009 (Exhibit 10.2 to Current Report on Form 8-K, filed September 3, 2009, Commission File No. 1-33981, incorporated by reference).
**^10.57
Credit and Security Agreement with Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division, dated September 30, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed October 5, 2009, Commission File No. 1-33981, incorporated by reference).
*^10.58
Employment Agreement together with Exhibit A, dated December 17, 2009, between the Company and Andrew K. Borgstrom (Exhibit 10.1 to Current Report on Form 8-K, filed December 18, 2009, Commission File No. 1-33981, incorporated by reference).
*^10.59
Separation Agreement and Release of Claims, dated December 23, 2009, between the Company and Elmer Baldwin (Exhibit 10.1 to Current Report on Form 8-K, filed December 23, 2009, Commission File No. 1-33981, incorporated by reference).
+21	Subsidiaries of Registrant.
+23	Consent of Independent Registered Public Accounting Firm.
+24.1	Power of Attorney (included in the "Signatures" page).
+31.1	Certification of CEO under section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of CFO under section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
++32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

*
Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit to this annual report pursuant to Item 14(b) of Form 10-K.

**
Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The entire exhibit has been separately filed with the Securities and Exchange Commission.

^
Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.

+
Filed herewith.

++
Furnished herewith.

Schedule II

Analysts International Corporation
Valuation and Qualifying Accounts

	Allowance for doubtful accounts
(In thousands)	Beginning balance	Charged to costs and expenses	Write-offs, net of recoveries	Ending balance
Twelve months ended January 2, 2010	$1,092	$(35)	$99	$958
Twelve months ended January 3, 2009	$1,545	$29	$482	$1,092
Twelve months ended December 29, 2007	$1,423	$835	$713	$1,545

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
Date: February 24, 2010	By:	/s/ ANDREW K. BORGSTROM Andrew K. Borgstrom,
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANDREW K. BORGSTROM Andrew K. Borgstrom	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2010
/s/ RANDY W. STROBEL Randy W. Strobel	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2010
/s/ BRIGID A. BONNER Brigid A. Bonner*	Director	February 24, 2010
/s/ KRZYSZTOF K. BURHARDT Krzysztof K. Burhardt*	Director	February 24, 2010
/s/ JOSEPH T. DUNSMORE Joseph T. Dunsmore*	Director	February 24, 2010
/s/ GALEN G. JOHNSON Galen G. Johnson*	Director	February 24, 2010
/s/ DOUGLAS C. NEVE Douglas C. Neve*	Director	February 24, 2010

EXHIBIT INDEX

Exhibit 21	Subsidiaries of Registrant
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 24.1	Power of Attorney (included in the "Signatures" page)
Exhibit 31.1	Certification of CEO pursuant to Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002