Form 10-Q
period 2010-04-03
ANALYSTS INTERNATIONAL CORP
filed 2010-05-05
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 3, 2010

or

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

As of May 3, 2010, 4,985,874 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	April 3,	January 2,
(In thousands)	2010	2010

ASSETS

Current assets:
Cash and cash equivalents	$3,766	$3,818
Accounts receivable, less allowance for doubtful accounts of $930 and $958, respectively	22,152	23,028
Prepaid expenses and other current assets	1,311	1,442
Total current assets	27,229	28,288

Property and equipment, net of accumulated depreciation of $10,692 and $10,774, respectively	1,478	1,846
Other assets	463	543
Total assets	$29,170	$30,677

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,901	$6,958
Line of credit	—	—
Salaries and benefits	3,830	2,498
Deferred revenue	494	310
Deferred compensation	465	522
Restructuring accrual	1,679	2,038
Other current liabilities	995	960
Total current liabilities	13,364	13,286

Non-current liabilities:
Deferred compensation	945	1,037
Restructuring accrual	861	1,045
Other long-term liabilities	275	361
Total non-current liabilities	2,081	2,443

Shareholders’ equity:
Common stock, par value $.10 a share; authorized 24,000,000 shares; issued and outstanding 4,985,874 and 4,985,015, respectively	498	498
Additional capital	25,540	25,598
Accumulated deficit	(12,313)	(11,148)
Total shareholders’ equity	13,725	14,948
Total liabilities and shareholders’ equity	$29,170	$30,677

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 3,	April 4,
(In thousands except per share amounts)	2010	2009

Revenue:
Professional services provided directly	$28,041	$40,823
Professional services provided through subsuppliers	411	873
Product sales	—	3,436
Total revenue	28,452	45,132

Expenses:
Cost of services provided directly	22,075	32,288
Cost of services provided through subsuppliers	386	831
Cost of product sales	—	2,929
Selling, administrative and other operating costs	6,973	11,029
Restructuring costs and other severance related costs	174	66
Amortization of intangible assets	—	223
Total expenses	29,608	47,366

Operating loss	(1,156)	(2,234)

Non-operating income	5	14
Interest expense	(3)	(8)

Loss before income taxes	(1,154)	(2,228)

Income tax expense	11	6

Net loss	$(1,165)	$(2,234)

Per common share (basic):
Net loss	$(0.23)	$(0.45)

Per common share (diluted):
Net loss	$(0.23)	$(0.45)

Weighted-average shares outstanding:
Basic	4,986	4,985
Diluted	4,986	4,985

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 3,	April 4,
(In thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(1,165)	$(2,234)

Adjustments to net loss:
Loss on asset sale	49	1
Depreciation	241	376
Amortization of intangible assets	—	223
Stock based compensation	(58)	96

Changes in:
Accounts receivable	876	7,194
Prepaid expenses and other assets	211	52
Accounts payable	(1,088)	(4,542)
Salaries and benefits	1,332	2,167
Deferred revenue	184	(343)
Deferred compensation	(149)	(135)
Restructuring accrual	(543)	(23)
Other accrued liabilities	(6)	(79)
Net cash (used in) provided by operating activities	(116)	2,753

Cash flows from investing activities:
Expended for property and equipment additions	(59)	(440)
Proceeds from asset sale	168	—
Net cash provided by (used in) investing activities	109	(440)

Cash flows from financing activities:
Net change in line of credit	—	—
Payment of capital lease obligation	(45)	(30)
Net cash used in financing activities	(45)	(30)

Net (decrease) increase in cash and cash equivalents	(52)	2,283

Cash and cash equivalents at beginning of period	3,818	2,288

Cash and cash equivalents at end of period	$3,766	$4,571

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (IT) services company. We employ approximately 800 professionals and are focused on serving the information technology needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2010 will end on Saturday, January 1, 2011. The first quarter of fiscal 2010 ended on April 3, 2010 and the first quarter of fiscal 2009 ended on April 4, 2009.

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of AIC have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to Consolidated Financial Statements) necessary for fair presentation of the results of operations for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. Revenues, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

3.  Fair Value Measurement

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures provides a fair value hierarchy which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The levels of the fair value hierarchy are defined as follows:

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

4.   Sale of Assets

Sale of Customer Contracts

On March 3, 2010, AIC sold certain customer contracts, property and equipment and sublet a facility lease. In consideration for the assets sold and the liabilities transferred, the Company received $0.2 million in cash. The Company recorded a loss on the sale of approximately $50,000 which is included within Selling, administrative and other operating costs (“SG&A”) in our Consolidated Statement of Operations.

5.   Intangible Assets

	April 3, 2010			April 4, 2009
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangibles, Net

Customer lists	$—	$—	$—	$12,841	$(6,960)	$5,881

During the first quarter of fiscal 2010, no intangible assets were acquired. In the first quarter of fiscal 2009, we recorded amortization expense of $0.2 million related to our intangible assets and disposed of a customer list and a trade name that were fully amortized.

6.  Financing Agreement

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

The Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 3.5%.  The Credit Facility has an unused line fee of 0.50% annually on the daily average unused amount.  The maturity date of the Credit Facility is September 30, 2012. Borrowings under the Credit Facility are secured by all of the Company’s assets.

The Credit Facility requires the Company to meet certain levels of year-to-date earnings/loss before taxes. The Credit Facility limits the Company’s annual capital expenditures to $2.0 million and requires the Company to maintain an excess borrowing base of at least $5.0 million. The Credit Facility contains customary affirmative and negative covenants and upon an event of default Wells Fargo may terminate the facility or declare the entire amount outstanding under the Credit Facility to be immediately due and payable and exercise other rights under the agreement.

As of April 3, 2010, we were in compliance with all the requirements and had no borrowing under the Credit Facility. Total availability of the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $9.2 million as of April 3, 2010.

7.   Restructuring Costs and Other Severance Related Costs

A summary of the restructuring charges and subsequent activity in the restructuring accrual for the three months ended April 3, 2010 is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total
Balance as of January 2, 2010	$1,215	$1,868	$3,083
Additional restructuring charges	174	—	174
Cash expenditures	(500)	(217)	(717)
Balance as of April 3, 2010	$889	$1,651	$2,540

During the first quarters of fiscal 2010 and fiscal 2009, we recorded workforce reduction charges totaling $0.2 million and $0.1 million, respectively, all of which related to severance and benefits.

8. Reverse Stock Split

On February 11, 2010, the Company’s Board of Directors declared a 1-for-5 reverse stock split (“Reverse Stock Split”) of the Company’s common shares to all holders of record, effective February 26, 2010. AIC’s Board of Directors has authorized an amendment to the Company’s Articles of Incorporation giving effect to the Reverse Stock Split and on February 26, 2010 the total authorized number of shares was reduced to 24,000,000 common shares with a par value of ten cents ($0.10) per share. All fractional shares were rounded down and any shareholder that would be entitled to receive a fractional share will be paid the fair market value of the fractional share in cash.

The Company has retroactively adjusted all share and per share data to reflect the Common stock and Additional  capital line in its Consolidated Balance Sheets as of January 2, 2010 and the weighted-average shares outstanding in its Consolidated Statements of Operations and related disclosures for the periods presented to reflect the effect of the Reverse Stock Split.

On February 27, 2008, the Company’s Board of Directors approved an amendment to the Company’s existing Shareholder Rights Plan (the “Amended Rights Plan”) which, among other things, extended the final expiration date on which Common Share Purchase Rights (“Rights”) under the Amended Rights Plan are exercisable (until February 27, 2018).  As amended, each Right entitled the registered holder to purchase from the Company one common share of the Company at a price of $15 per common share (the “Purchase Price”), subject to adjustment.  On February 26, 2010, the Company amended its Articles of Incorporation to effect a Reverse Stock Split which also resulted in proportionate adjustments under the Amended Rights Plan in (a) the number of shares issuable under the Amended Rights Plan and (b) the Purchase Price.

9.  Shareholders’ Equity

				Total
	Common	Additional	Accumulated	Shareholders’
(In thousands)	Stock	Capital	(Deficit)	Equity

Balances as of January 2, 2010	$498	$25,598	$(11,148)	$14,948
Common stock issued - 1,200 shares	—	4	—	4
ASC Topic 718 Stock Compensation	—	(62)	—	(62)
Net loss	—	—	(1,165)	(1,165)
Balance as of April 3, 2010	$498	$25,540	$(12,313)	$13,725

10. Equity Compensation Plans

Total equity-based compensation expense for the first quarters of fiscal 2010 and fiscal 2009 was approximately $(0.1) million and $0.1 million, respectively, and includes compensation expense related to both stock options and stock awards. The reduction in deferred tax benefit recorded for the first quarter of fiscal 2010 was $10,000 and the tax benefit recorded for the first quarter of fiscal 2009 was $7,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the periods ended April 3, 2010 and April 4, 2009. As of April 3, 2010, there was approximately $0.4 million of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted-average period of 1.6 years.

We granted equity compensation awards as follows:

	Three Months Ended
	April 3,		April 4,
	2010		2009
	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value

Stock Options	86,800	1.73	20,800	$1.20
Stock Awards	1,200	3.36	2,400	$2.20

11.  Loss Per Share

Basic and diluted loss per share is presented in accordance with ASC Topic 260, Earnings Per Share. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Options to purchase approximately 623,044 and 470,200 shares of common stock were outstanding at April 3, 2010 and April 4, 2009, respectively.  All options were considered anti-dilutive and excluded from the computation of common equivalent shares at April 3, 2010 and April 4, 2009, because we reported a net loss.  The computation of basic and diluted loss per share for the three months ended April 3, 2010 and April 4, 2009, is as follows:

	Three Months Ended
	April 3,	April 4,
(In thousands except per share amounts)	2010	2009

Net loss	$(1,165)	$(2,234)
Weighted-average number of common shares outstanding	4,986	4,985
Dilutive effect of equity compensation awards	—	—
Weighted-average number of common and common equivalent shares outstanding	4,986	4,985

Net loss per share:
Basic	$(0.23)	$(0.45)
Diluted	$(0.23)	$(0.45)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, including the “Risk Factors” described in Item 1A of our Annual Report on Form 10-k for the fiscal year ended January 2, 2010.

A.            Our Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (IT) services company. We employ approximately 800 professionals and are focused on serving the information technology needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

B.            Business Environment

We expected our 2010 first quarter operating results to improve from the 2009 fourth quarter and 2009 first quarter due to the specific actions taken by AIC and the recent improvement in the United States economy. We are cautiously optimistic that the United States economy will improve for the benefit of our customers and our operating performance.  However, if we are unsuccessful in executing on our initiatives to achieve our 2010 objectives or the United States economy does not improve or expand, we would expect to incur additional losses from operations and reductions in our cash flows and liquidity.

C.            Fiscal 2010 Strategic Plan

Our primary goal for fiscal 2010 is to achieve profitability and return value to our shareholders. In order to achieve that goal, our fiscal 2010 strategy emphasizes growing our IT staffing business, improving the productivity of our sales and recruiting personnel, and controlling costs.

Our 2010 objectives are as follows:

•                  Become a profitable company

During the first quarter of fiscal 2010, we generated a net loss of $1.2 million which is an improvement of $2.0 million and $1.1 million over the fourth and the first quarters of fiscal 2009, respectively. Our success in reaching profitability in the second half of fiscal 2010 is dependent on our ability to achieve growth in our revenues, further improvements in our gross margin percentage and further reductions in our selling, administrative and other costs.

•                  Increase revenue

Our first quarter of fiscal 2010 revenues increased $1.8 million, or 6.9%, over the fourth quarter of fiscal 2009. There were 65 billing days in the first quarter of fiscals 2010 and 2009 and 61 billing days in the fourth quarter of fiscal 2009. While we believe there is an overall increased demand for IT professionals in the United States marketplace, our ability to participate in the economic recovery is dependent on the effectiveness and productivity of our sales and recruiting personnel. We continue to invest in our sales and recruiting portion of our business through additional tools to enhance productivity, lead generation actions and increased focus on our existing customer base.

•                  End fiscal 2010 with 1,000 billable consultants

We ended the first quarter of fiscal 2010 with 798 billable consultants.  We expect the number of billable consultants to increase during fiscal 2010 as we expand our opportunities within existing customers and as the number of new customers increase.

•                  Achieve industry standard gross margin rates

Our first quarter of fiscal 2010 gross margin percentage was 21.1%, which was consistent with our 2009 fourth quarter gross margin percentage and 100 basis points greater than our 2009 first quarter gross margin percentage. Depending on the mix of clients served, we believe further improvements to our gross margin percentage can be achieved through disciplined placement of our consultants.

•                  Build cash to invest in our strategy

We ended the first quarter of fiscal 2010 with approximately $3.8 million in cash and cash equivalents. We expect to use our available cash and cash equivalents to fund our expected growth in revenues and our strategic initiatives.

D.            Business Developments

Reverse Stock Split

On February 11, 2010, AIC’s Board of Directors declared a 1-for-5 reverse stock split (“Reverse Stock Split”) of the Company’s common shares to all holders of record effective February 26, 2010. AIC’s Board of Directors has authorized an amendment to the Company’s Articles of Incorporation giving effect to the Reverse Stock Split and on February 26, 2010 the total authorized number of shares was reduced to 24,000,000 common shares with a par value of ten cents ($0.10) per share. All fractional shares were rounded down and any shareholder that would be entitled to receive a fractional share will be paid the fair market value of the fractional share in cash.

The Company has retroactively adjusted all share and per share data to reflect the Common stock and Additional  capital line in its Consolidated Balance Sheets as of January 2, 2010 and the weighted-average shares outstanding in its Consolidated Statements of Operations and related disclosures for the periods presented to reflect the effect of the Reverse Stock Split.

On February 27, 2008, the Company’s Board of Directors approved an amendment to the Company’s existing Shareholder Rights Plan (the “Amended Rights Plan”) which, among other things, extended the final expiration date on which Common Share Purchase Rights (“Rights”) under the Amended Rights Plan are exercisable (until February 27, 2018).  As amended, each Right entitled the registered holder to purchase from the Company one common share of the Company at a price of $15 per common share (the “Purchase Price”), subject to adjustment.  On February 26, 2010, the Company amended its Articles of Incorporation to effect a Reverse Stock Split which also resulted in proportionate adjustments under the Amended Rights Plan in (a) the number of shares issuable under the Amended Rights Plan and (b) the Purchase Price.

Sale of Customer Contracts

On March 3, 2010, AIC sold certain customer contracts, property and equipment and sublet a facility lease. In consideration for the assets sold and the liabilities transferred, the Company received $0.2 million in cash. The Company recorded a loss on the sale of approximately $50,000 which is included within Selling, administrative and other operating costs (“SG&A”) in our Consolidated Statement of Operations. For the preceding 12 months before the sale date, the customer contracts generated revenues of approximately $3.2 million and had an unfavorable contribution margin of approximately $0.7 million.

E.            Overview of First Quarter Fiscal 2010 Operations

Our revenues decreased $16.7 million, or 37%, from the first quarter of fiscal 2009 primarily due to our planned exit from non-core and low-margin lines of business (22%) and from less demand for our IT professional services (15%).

Gross margins as a percent of revenue increased due to our focus on higher margin business and the impact of exiting lower margin lines of business and accounts in fiscal 2009.

SG&A expenses declined $4.1 million in first quarter 2010 over the prior year quarter due largely to the exit from the value added reseller (“VAR”) operations, the impact of the personnel and facility reductions and the overall reduction in business volume.

We used cash from operations of $0.1 million and generated cash from investing activities of $0.1 million during the first quarter of fiscal 2010. As of April 4, 2010, we had a cash balance of $3.8 million and no borrowings under our revolving line of credit.

RESULTS OF OPERATIONS, THREE MONTHS ENDED APRIL 3, 2010 VS. APRIL 4, 2009

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants as of April 3, 2010 and April 4, 2009.

	Three Months Ended April 3, 2010		Three Months Ended April 4, 2009		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Professional services provided directly	28,041	98.6%	40,823	90.5%	(12,782)	(31.3)%
Professional services provided through subsuppliers	411	1.4	873	1.9	(462)	(52.9)
Product sales	—	—	3,436	7.6	(3,436)	(100.0)
Total revenue	28,452	100.0	45,132	100.0	(16,680)	(37.0)

Expenses:
Cost of services provided directly	22,075	77.6	32,288	71.5	(10,213)	(31.6)
Cost of services provided through subsuppliers	386	1.4	831	1.8	(445)	(53.5)
Cost of product sales	—	—	2,929	6.5	(2,929)	(100.0)
Selling, administrative and other operating costs	6,973	24.5	11,029	24.4	(4,056)	(36.8)
Restructuring costs and other severance related costs	174	0.6	66	0.1	108	163.6
Amortization of intangible assets	—	—	223	0.5	(223)	(100.0)
Total expenses	29,608	104.1	47,366	104.9	(17,758)	(37.5)

Operating loss	(1,156)	(4.1)	(2,234)	(4.9)	(1,078)	(48.3)

Non-operating income	5	0	14	0	(9)	(64.3)
Interest expense	(3)	0	(8)	0	(5)	(62.5)

Loss before income taxes	(1,154)	(4.1)	(2,228)	(4.9)	(1,074)	(48.2)

Income tax expense	11	0	6	0	5	83.3

Net loss	(1,165)	(4.1)%	(2,234)	(4.9)%	(1,069)	(47.9)%

Personnel:
Management and Administrative	111		223		(112)	(50.2)%
Technical Consultants	798		1,174		(376)	(32.0)%

Revenue

Revenue from services provided directly declined 31.3% from the comparable period a year ago. The decline in revenue was primarily due to a reduction in the number of billable hours and technical consultants as a result of lower business volumes which was partially offset by a 3.3% increase in overall billing rates over the prior year period. Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 52.9% over the prior year period as a result of our focusing on higher margin business. We had no product sales in the first quarter of fiscal 2010 as a result of the sale of our VAR operations in the third quarter of fiscal 2009.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue decreased to 78.7% in the first quarter of fiscal 2009 compared to 79.1% in the prior comparable period. The decrease in expense as a percentage of direct services revenue is primarily due to the reduction in volume at lower margin staffing accounts.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 93.9% for first quarter in fiscal 2010 compared to 95.2% for the prior year comparable period.

Cost of Product Sales

Cost of product sales represents our cost when we resold hardware and software products.  This category of expense, as a percentage of product sales, was 85.2% in the first quarter of fiscal 2009. With the sale of our VAR operations in the third quarter of fiscal 2009, we no longer resell hardware and software products.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased approximately $4.1 million from the comparable period in 2009 and represented 24.5% of total revenue for the first quarter of fiscal 2010 compared to 24.4% in fiscal 2009. SG&A expenses decreased primarily due to the impact of personnel reductions that occurred in the prior year as a result of the asset sales and implementation of non-personnel cost reductions.

Restructuring Costs and Other Severance Related Costs

During the first quarters of fiscal 2010 and fiscal 2009, we recorded restructuring and severance related expenses totaling $0.2 million and $0.1 million, respectively, all of which related to workforce reductions and severance.

Amortization of Intangible Assets

This category of expense decreased during the first quarter of fiscal 2010 from the prior year due to the sale of all our remaining customer lists in third quarter of fiscal 2009. In the first quarter of fiscal 2009, we disposed of a customer list and a trade name that were fully amortized.

Non-operating Income

Non-operating income decreased slightly in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 as a result of less interest income earned on our cash balances and lower interest income related to customer financed equipment.

Interest Expense

We had no borrowing outstanding in the first quarter of fiscal 2010. In the first quarter of fiscal 2009, we had average borrowing outstanding under our credit facility of $0.1 million at an average rate of 3.25%.

Income Taxes

For both the first quarters of fiscal 2010 and fiscal 2009, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense associated with our net operating losses because any tax expense that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our technical consulting staff levels finished the first quarter of fiscal 2010 at 798, a 32.0% decline against the comparable period last year.  The decline in technical consulting staff levels is primarily due to an overall decline in business volume and sale of operations. The decline in management and administrative personnel is due to our focus on reducing the number of management and administrative personnel that are necessary to support the existing business operations. The reported technical consulting staff levels for fiscal 2009 exclude Medical Concepts Staffing, our medical staffing business that we sold in the third quarter of fiscal 2009, due to the separate industry focus of that business.

Certain Information Concerning Off-Balance Sheet Arrangements

As of April 3, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

(In thousands)	April 3, 2010	January 2, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Cash and cash equivalents	$3,766	$3,818	$(52)	(1.4)%
Accounts receivable	22,152	23,028	(876)	(3.8)
Other current assets	1,311	1,442	(131)	(9.1)
Total current assets	$27,229	$28,288	$(1,059)	(3.7)%

Accounts payable	$5,901	$6,958	$(1,057)	(15.2)%
Line of credit	—	—	—	—
Salaries and benefits	3,830	2,498	1,332	53.3
Deferred revenue	494	310	184	59.4
Deferred compensation	465	522	(57)	(10.9)
Restructuring accrual	1,679	2,038	(359)	(17.6)
Other current liabilities	995	960	35	3.6
Total current liabilities	$13,364	$13,286	$78	0.6%

Working capital	$13,865	$15,002	$(1,137)	(7.6)%
Current ratio	2.04	2.13	(0.09)	(4.2)%

Total shareholders’ equity	$13,725	$14,948	$(1,223)	(8.2)%

Change in Working Capital

Working capital was $13.9 million at April 3, 2010, down approximately $1.1 million from January 2, 2010. The ratio of current assets to current liabilities decreased 4.2% to 2.04 at April 3, 2010 compared to 2.13 at January 2, 2010.

Our total current assets decreased approximately $1.1 million at April 3, 2010 compared to the end of fiscal 2009 as a result of lower accounts receivable and other current assets. Our accounts receivable decreased 3.8% as a result of improved collection experience which lowered our day’s sales outstanding from 78 at the end of fiscal 2009 to 71 at April 3, 2010.

Our total current liabilities increased slightly by approximately $0.1 million at April 3, 2010 compared to the end of fiscal 2009. The timing of our payroll periods from our fiscal year end to the first quarter of fiscal 2010 caused our salaries and benefits payable balance to increase approximately $1.3 million which was partially offset by our lower accounts payable balance.

 We believe our existing working capital and availability under our revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) will be sufficient to support the cash flow needs of our business in fiscal 2010. Continuing operating losses, an increase in bad debt experience from our clients, a lengthening of payment terms from our clients, or significant costs associated with additional restructuring activities could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents decreased by $0.1 million from January 2, 2010 to April 3, 2010. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and through the use of our credit facility.

The Credit Facility will advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Credit Facility will fluctuate based on our level of eligible accounts receivable.

The Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 3.5%. The Credit Facility has an unused line fee of 0.50% annually on the daily average unused amount. The maturity date of the Credit Facility is September 30, 2012 and may be terminated or reduced by us on 90 days notice in exchange for a termination fee of 2% of the maximum line amount or reduction of the maximum line amount in the first year or 1% of such amounts in the second year and no fee in the third year. Borrowings under the Credit Facility are secured by all of our assets.

The Credit Facility requires us to meet certain levels of year-to-date earnings/loss before taxes. Additionally, the Credit Facility limits our annual capital expenditures to $2.0 million and requires us to maintain an excess borrowing base of at least $5.0 million. The Credit Facility contains customary affirmative and negative covenants and upon an event of default Wells Fargo may terminate the facility or declare the entire amount outstanding under the Credit Facility to be immediately due and payable and exercise other rights under the agreement.

As of April 3, 2010, we were in compliance with all the requirements and had no borrowing under the Credit Facility. Total availability under the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $9.2 million as of April 3, 2010.

On March 3, 2010, we closed on an asset sale agreement for certain customer contracts. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash.

During each of the first quarters of fiscal 2010 and fiscal 2009, we made capital expenditures of approximately $0.1 million and $0.4 million, respectively.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) about: (i) our expectations and beliefs with respect to the economic recession, the volatility of the capital markets, lending standards in the credit markets, and the recent general downturn in the global economy, as well as our assumptions with respect to the impact these economic conditions will have on our business, (ii) our strategic plans and the objectives of those strategic plans, including our plans to attain profitability during the second half of fiscal year 2010, (iii) our expectations with respect to demand for our services and continuing pressure from customers to request lower cost offerings for IT staffing services, (iv) our expectations with respect to competition in our industry and our ability to compete, (v) our beliefs regarding the adequacy of our working capital and our ability to meet the requirements of our credit facility or to obtain a replacement credit facility on commercially reasonable terms, and (vi) our expectations with respect to our financial results and operating performance. These statements could affect our plans, anticipated operating results, and/or financial condition You can identify these statements by the use of words such as “anticipate,” “estimate,” “expect,” “should,” “project,” “forecast,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning or import, or variations thereof, in connection with any discussion of future operating or financial performance.

Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key customer relationships or to attract new customers, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for customers or the risk that we may be subject to claims for indemnification under contracts with our customers, (viii) our inability to comply with the covenants in our credit facilities or to obtain a replacement credit facility on commercially reasonable terms, (ix) a continued or worsened downturn in the national or global economy, and (x) our inability to effectively manage accounts receivable; as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Quarterly Report on Form 10-Q for fiscal year 2010, especially in the Management’s Discussion and Analysis section, our most recent Annual Report on Form 10-K and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

            Not applicable.

Item 4T. Controls and Procedures.

(a)       Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including the President and Chief Executive Officer, Andrew K. Borgstrom, and Chief Financial Officer, Randy W. Strobel, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that are filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

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

None.

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

+3.6	Amendment to Articles of Incorporation to reduce authorized shares to 24 million.
^ 4.1	Specimen Common Stock Certificate (Exhibit 4(a) to Annual Report on Form 10-K for fiscal year 1989, Commission File No. 0-4090, incorporated by reference).
^ 4.2

Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A. and Form of Right Certificate (Exhibit 4.1 to the Registrant’s Form 8-A12B dated February 27, 2008, Commission File No. 0-4090, incorporated by reference).

+10.60	Agreement for Legal Services between the Company and Robert E. Woods Professional Association dated March 5, 2010.
+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 5, 2010	By:	/s/ Andrew K. Borgstrom
Andrew K. Borgstrom
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	By:	/s/ Randy W. Strobel
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

+3.6	Amendment to Articles of Incorporation to reduce authorized shares to 24 million.
^ 4.1	Specimen Common Stock Certificate (Exhibit 4(a) to Annual Report on Form 10-K for fiscal year 1989, Commission File No. 0-4090, incorporated by reference).
^ 4.2

Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A. and Form of Right Certificate (Exhibit 4.1 to the Registrant’s Form 8-A12B dated February 27, 2008, Commission File No. 0-4090, incorporated by reference).

+10.60	Agreement for Legal Services between the Company and Robert E. Woods Professional Association dated March 5, 2010.
+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.