Form 10-Q
period 2010-07-03
ANALYSTS INTERNATIONAL CORP
filed 2010-08-04
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 3, 2010

or

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

As of August 3, 2010, 4,985,874 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	July 3,	January 2,
(In thousands)	2010	2010

ASSETS

Current assets:
Cash and cash equivalents	$3,439	$3,818
Accounts receivable, less allowance for doubtful accounts of $853 and $958, respectively	19,740	23,028
Prepaid expenses and other current assets	1,226	1,442
Total current assets	24,405	28,288

Property and equipment, net of accumulated depreciation of $10,588 and $10,774, respectively	1,195	1,846
Other assets	440	543
Total assets	$26,040	$30,677

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,364	$6,958
Line of credit	—	—
Salaries and benefits	2,916	2,498
Deferred revenue	338	310
Deferred compensation	425	522
Restructuring accrual	1,189	2,038
Other current liabilities	970	960
Total current liabilities	11,202	13,286

Non-current liabilities:
Deferred compensation	945	1,037
Restructuring accrual	705	1,045
Other long-term liabilities	216	361
Total non-current liabilities	1,866	2,443

Shareholders’ equity:
Common stock, par value $.10 a share; authorized 24,000,000 shares; issued and outstanding 4,985,874 and 4,985,015, respectively	498	498
Additional capital	25,629	25,598
Accumulated deficit	(13,155)	(11,148)
Total shareholders’ equity	12,972	14,948
Total liabilities and shareholders’ equity	$26,040	$30,677

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
(In thousands except per share amounts)	2010	2009	2010	2009

Revenue:
Professional services provided directly	$26,658	$35,053	$54,699	$75,876
Professional services provided through subsuppliers	188	678	599	1,551
Product sales	—	4,797	—	8,233
Total revenue	26,846	40,528	55,298	85,660

Expenses:
Cost of services provided directly	21,029	27,821	43,104	60,109
Cost of services provided through subsuppliers	179	643	565	1,474
Cost of product sales	—	4,079	—	7,008
Selling, administrative and other operating costs	6,464	10,318	13,437	21,347
Restructuring costs and other severance related costs	8	1,725	182	1,791
Impairment of intangible assets	—	2,268	—	2,268
Amortization of intangible assets	—	224	—	447
Total expenses	27,680	47,078	57,288	94,444

Operating loss	(834)	(6,550)	(1,990)	(8,784)

Non-operating income	5	13	10	27
Interest expense	(5)	(3)	(8)	(11)

Loss before income taxes	(834)	(6,540)	(1,988)	(8,768)

Income tax expense	8	12	19	18

Net loss	$(842)	$(6,552)	$(2,007)	$(8,786)

Per common share (basic):
Net loss	$(0.17)	$(1.31)	$(0.40)	$(1.76)

Per common share (diluted):
Net loss	$(0.17)	$(1.31)	$(0.40)	$(1.76)

Weighted-average shares outstanding:
Basic	4,986	4,985	4,986	4,985
Diluted	4,986	4,985	4,986	4,985

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 3,	July 4,
(In thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(2,007)	$(8,786)

Adjustments to net loss:
Depreciation	467	767
Amortization of intangible assets	—	447
Impairment of intangible assets	—	2,268
Stock based compensation	31	213
Loss on asset sales and disposals	107	8

Changes in:
Accounts receivable	3,288	11,576
Accounts payable	(1,623)	(5,365)
Salaries and benefits	418	636
Restructuring accrual	(1,189)	1,567
Deferred compensation	(189)	(149)
Prepaid expenses and other assets	319	340
Deferred revenue	28	(374)
Other accrued liabilities	(45)	(56)
Net cash (used in) provided by operating activities	(395)	3,092

Cash flows from investing activities:
Expended for property and equipment additions	(78)	(762)
Proceeds from asset sale	184	—
Net cash provided by (used in) investing activities	106	(762)

Cash flows from financing activities:
Net change in line of credit	—	—
Payment of capital lease obligation	(90)	(59)
Net cash used in financing activities	(90)	(59)

Net (decrease) increase in cash and cash equivalents	(379)	2,271

Cash and cash equivalents at beginning of period	3,818	2,288

Cash and cash equivalents at end of period	$3,439	$4,559

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (“IT”) services company. We employ approximately 800 professionals and are focused on serving the information technology needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2010 will end on January 1, 2011. The second quarter of fiscal 2010 ended on July 3, 2010 and the second quarter of fiscal 2009 ended on July 4, 2009.

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

3.  Fair Value Measurement

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures,

provides a fair value hierarchy which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s level within the hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The levels of the fair value hierarchy are defined as follows:

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

4.   Sale of Assets

Sale of Certain Customer Contracts

On March 3, 2010, AIC sold certain customer contracts, property and equipment and sublet a facility. In consideration for the assets sold and the liabilities transferred, the Company received $0.2 million in cash. The Company recorded a loss on the sale of approximately $50,000 which is included within Selling, administrative and other operating costs (“SG&A”) in our Consolidated Statement of Operations.

5.   Intangible Assets

	July 3, 2010			July 4, 2009
(In thousands)	Carrying Amount	Accumulated Amortization	Intangibles, Net	Carrying Amount	Accumulated Amortization	Intangibles, Net

Customer lists	$—	$—	$—	$10,573	$(7,184)	$3,389

In the second quarter of fiscal 2009, we incurred amortization expense related to intangible assets of $0.2 million. For the six month period ended July 4, 2009, we incurred amortization expense related to intangible assets of $0.4 million..

During the second quarter of fiscal 2009, we reviewed our customer lists in accordance with FASB ASC Topic 360, Property, Plant, and Equipment, based on the expectation that the business with which the customer lists were associated would be sold significantly before the end of their previously estimated useful life. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the customer lists exceeded the fair value of the expected consideration to be received from the sale of assets.

The impairment loss is included within Impairment of intangible assets in the Consolidated Statement of Operations

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

The Credit Facility carries an interest rate equal to the three month LIBOR rate plus 3.5%.  The Credit Facility has an unused line fee of 0.50% annually on the daily average unused amount.  The maturity date of the Credit Facility is September 30, 2012. Borrowings under the Credit Facility are secured by all of the Company’s assets.

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

As of July 3, 2010, we were in compliance with all the requirements and had no borrowing under the Credit Facility. Total availability of the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.7 million as of July 3, 2010. See “Sources and Uses of Cash/Credit Facility,” below, for further information.

7.   Restructuring Costs and Other Severance Related Costs

For the six month period ended July 3, 2010, we recorded workforce reduction charges and office closure charges of $0.2 million. Of these charges, $0.2 million related to severance and severance-related charges and $8,000 related to future rent obligations (net of anticipated sublease income).

In the second quarter of fiscal 2009, we recorded office closure and consolidation charges totaling $1.7 million related to future rent obligations (net of anticipated sublease income). The office closure charges are for locations we closed prior to July 4, 2009 and the consolidation charge relates to the consolidation of our corporate office.

For the six month period ended July 4, 2009, we recorded workforce reduction charges and office closure charges of $1.8 million. Of these charges, $0.1 million relates to severance and severance-related charges and $1.7 million relates to future rent obligations (net of anticipated sublease income).

A summary of the activity in the restructuring accrual for the six months ended July 3, 2010 is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total

Balance as of January 2, 2010	$1,215	$1,868	$3,083
Additional restructuring charges	174	8	182
Cash expenditures	(940)	(431)	(1,371)
Balance as of July 3, 2010	$449	$1,445	$1,894

8. Reverse Stock Split and Amendment to Rights Plan

On February 26, 2010, the Company amended its Articles of Incorporation to effect a one-for-five reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.10 per share (the “Common Stock”). As a result of the Reverse Stock Split, every five shares of the Company’s Common Stock were automatically converted into one share of the Company’s Common Stock immediately prior to the opening of trading on March 1, 2010. All fractional shares were rounded down and any shareholder that would be entitled to receive a fractional share would be paid the fair market value of the fractional share in cash.

To reflect the effect of the Reverse Stock Split, the Company has retroactively adjusted all share and per share data to reflect the Common stock and Additional capital line in its Consolidated Balance Sheets as of January 2, 2010 and the weighted-average shares outstanding in its Consolidated Statements of Operations and related disclosures for the periods presented.

The Reverse Stock Split also resulted in proportionate adjustments under the Company’s then-existing Amended and Restated Rights Agreement having an effective date of February 27, 2008 (the “Amended Rights Plan”) in (a) the number of shares issuable under the Amended Rights Plan and (b) the Purchase Price.

On May 25, 2010, the Company amended the Amended Rights Plan by entering into Amendment No. 1 to the Amended Rights Plan with Wells Fargo Bank, N.A. as rights agent (“Amendment No. 1”). The principal purposes of Amendment No. 1 were to reflect the Reverse Stock Split (by decreasing the Purchase Price for Common Share Purchase Rights to $30.00 per share), and to make certain other technical and conforming changes.

9.  Shareholders’ Equity

				Total
	Common	Additional	Accumulated	Shareholders’
(In thousands)	Stock	Capital	(Deficit)	Equity

Balances as of January 2, 2010	$498	$25,598	$(11,148)	$14,948
Common stock issued - 1,200 shares	—	4	—	4
Stock Compensation	—	27	—	27
Net loss	—	—	(2,007)	(2,007)
Balance as of July 3, 2010	$498	$25,629	$(13,155)	$12,972

10. Equity Compensation Plans

Total equity-based compensation expense for the three- and six-month periods ended July 3, 2010 was approximately $0.1 million and $31,000, respectively. This includes compensation expense related to both stock options and stock awards. The tax benefit recorded for these same periods was approximately $4,000 and $6,000 respectively. The tax benefit is offset against our valuation allowance for our deferred tax asset.

Total equity-based compensation expense for the three and six month periods ended July 4, 2009 was approximately $0.1 million and $0.2 million, respectively. This includes compensation expense related to both stock options and stock awards. The tax benefit recorded for these same periods was approximately $15,000 and $22,000 respectively. The tax benefit is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the three and six month periods ended July 3, 2010 or July 4, 2009. As of July 3, 2010, there was approximately $0.3 million of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted-average period of 1.4 years.

During the three and six month periods ended July 3, 2010, and July 4, 2009, we granted equity compensation awards as follows:

	Three Months Ended				Six Months Ended
	July 3, 2010		July 4, 2009		July 3, 2010		July 4, 2009
	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value

Stock Options	—	—	40,000	$1.75	86,800	1.73	60,800	$1.55
Stock Awards	—	—	—	$—	1,200	3.36	2,400	$2.20

11.  Loss Per Share

Basic and diluted loss per share is presented in accordance with ASC Topic 260, Earnings Per Share. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period.  Options to purchase approximately 517,924 and 507,000 shares of common stock were outstanding at July 3, 2010 and July 4, 2009, respectively.  All options were considered anti-dilutive and excluded from the computation of common equivalent shares at July 3, 2010 and July 4, 2009, because we reported a net loss. The computation of basic and diluted loss per share for the three and six months ended July 3, 2010 and July 4, 2009, is as follows:

	Three Months Ended		Six Months Ended
(In thousands except per share amounts)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net loss	$(842)	$(6,552)	$(2,007)	$(8,786)
Weighted-average number of common shares outstanding	4,986	4,985	4,986	4,985
Dilutive effect of equity compensation awards	—	—	—	—
Weighted-average number of common and common equivalent shares outstanding	4,986	4,985	4,986	4,985

Net loss per share:
Basic	$(0.17)	$(1.31)	$(0.40)	$(1.76)
Diluted	$(0.17)	$(1.31)	$(0.40)	$(1.76)

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

A.            Our Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (“IT”) services company. We employ approximately 800 professionals and are focused on serving the information technology needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

B.            Business Environment

Our business plan includes specific actions to be implemented during the balance of fiscal year 2010. Although we believe these actions will lead to sequential improvements in our operating results, whether or not any sequential improvements in our operating results will materialize in such a way as to improve our financial performance depends on a number of factors.

We operate in a highly competitive industry. Our ability to achieve our goals (including our primary goal of attaining profitability in the third quarter and the second half of fiscal 2010) is dependent, among other things, on customer demand for our services, our continuing ability to staff that customer demand with qualified IT professionals, our ability to reduce and manage our expenses, our ability to successfully implement and execute on our strategic plan, continued demand in general for IT services and staffing and improved stability in the United States economy. If we are not successful in attaining profitability during the second half of fiscal 2010, we risk non-compliance with the financial covenant requirement of our revolving line of credit (“Credit Facility”) with Wells Fargo Bank, National Association, (“Wells Fargo”). If we are unable to satisfy the financial covenant requirement, an “Event of Default” would exist under the Credit Facility which would enable Wells Fargo, in its discretion, to exercise certain rights including the right to terminate the Credit Facility and declare all amounts outstanding under the Credit Facility to be immediately due and payable.

C.            Fiscal 2010 Strategic Plan

Our primary goal for fiscal 2010 is to achieve profitability in the third quarter and the second half of fiscal 2010 and thereby return value to our shareholders. In order to help achieve that goal, our fiscal 2010 strategy emphasizes initiatives aimed at growing our IT staffing business, improving the productivity of our sales and recruiting personnel and controlling costs.

The main objectives we expect to achieve in 2010 are as follows:

•      Become a profitable company

During the second quarter of fiscal 2010, we incurred a net loss of $0.8 million which is an improvement of $0.3 million and $5.7 million over the first quarter of fiscal 2010 and the second quarter of fiscal 2009, respectively.

For the six month period ended July 3, 2010, we incurred a net loss of $2.0 million compared to a net loss of $8.8 million for the six month period ended July 4, 2009.

As noted above, our success in reaching profitability in the third quarter and the second half of fiscal 2010 is dependent, among other things, on our ability to achieve growth in our revenues, realize improvements in our gross margins and implement further reductions in our Selling, administrative and other costs.

•      Increase revenue

Our second quarter of fiscal 2010 revenues decreased $1.6 million, or 5.6%, from the first quarter of fiscal 2010 and our average revenue per day decreased 4.2% from approximately $438,000 to approximately $420,000 in the first and second quarters of fiscal 2010, respectively. There were 65 billing days in the first quarter of fiscal 2010 and 64 billing days in the second quarter of fiscal 2010.

•      End fiscal 2010 with 1,000 billable consultants

We ended the second quarter of fiscal 2010 with 807 billable consultants. It is our goal to attempt to increase the number of billable consultants during fiscal 2010 as we work on expanding opportunities within existing customers and undertake initiatives to sell our services to new customers.

•      Achieve industry standard gross margin rates

Our second quarter of fiscal 2010 gross margin percentage was 21.0%, which was consistent with our 2010 first quarter gross margin percentage and 130 basis points greater than our 2009 second quarter gross margin percentage. Depending on the mix of clients served, we believe further improvements to our gross margin percentage can be achieved through disciplined placement of our consultants and by controlling our consultant costs.

•      Build cash to invest in our strategy

We ended the second quarter of fiscal 2010 with approximately $3.4 million in cash and cash equivalents. We plan to use our available cash and cash equivalents to fund growth in revenues and for our strategic initiatives.

D.            Business Developments

Reverse Stock Split and Amendment to Rights Plan

On February 26, 2010, the Company amended its Articles of Incorporation to effect a one-for-five reverse stock split (the “Reverse Stock Split”) of its common stock, par value $0.10 per share (the “Common Stock”). As a result of the Reverse Stock Split, every five shares of the Company’s Common Stock were automatically converted into one share of the Company’s Common Stock immediately prior to the opening of trading on March 1, 2010. All fractional shares were rounded down and any shareholder that would be entitled to receive a fractional share would be paid the fair market value of the fractional share in cash.

To reflect the effect of the Reverse Stock Split, the Company has retroactively adjusted all share and per share data to reflect the Common stock and Additional capital line in its Consolidated Balance Sheets as of January 2, 2010 and the weighted-average shares outstanding in its Consolidated Statements of Operations and related disclosures for the periods presented.

The Reverse Stock Split also resulted in proportionate adjustments under the Company’s then-existing Amended and Restated Rights Agreement having an effective date of February 27, 2008 (the “Amended Rights Plan”) in (a) the number of shares issuable under the Amended Rights Plan and (b) the Purchase Price.

On May 25, 2010, the Company amended the Amended Rights Plan by entering into Amendment No. 1 to the Amended Rights Plan with Wells Fargo Bank, N.A. as rights agent (“Amendment No. 1”). The principal purposes of Amendment No. 1 were to reflect the Reverse Stock Split (by decreasing the Purchase Price for Common Share Purchase Rights to $30.00 per share), and to make certain other technical and conforming changes.

Sale of Certain Customer Contracts

On March 3, 2010, AIC sold certain customer contracts, property and equipment and sublet a facility. In consideration for the assets sold and the liabilities transferred, the Company received $0.2 million in cash. The Company recorded a loss on the sale of approximately $50,000 which is included within Selling, administrative and other operating costs (“SG&A”) in our Consolidated Statement of Operations. For the preceding 12 months before the sale date, the customer contracts generated revenues of approximately $3.2 million and had an unfavorable contribution margin of approximately $0.7 million.

E.            Overview of Second Quarter Fiscal 2010 Operations

Our revenues decreased $13.7 million, or 33.8%, from the second quarter of fiscal 2009 primarily due to our planned exit from non-core and low-margin lines of business (27.2%) and from less demand for our IT professional services (6.6%).

Gross margins as a percent of revenue increased 130 basis points from 19.7% in the second quarter of fiscal 2009 to 21.0% in the second quarter of fiscal 2010 due to our focus on higher margin business and the impact of exiting lower margin lines of business and accounts in fiscal 2009.

SG&A expenses declined $3.9 million in second quarter 2010 over the prior year quarter due largely to the exit from the value added reseller (“VAR”) operations, the impact of the personnel and facility reductions and the overall reduction in business volume.

We used cash from operations activities of $0.3 million during the second quarter of fiscal 2010. As of July 3, 2010, we had a cash balance of $3.4 million and no borrowings under our revolving line of credit.

RESULTS OF OPERATIONS, THREE MONTHS ENDED JULY 3, 2010 VS. JULY 4, 2009

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three months ended July 3, 2010 and July 4, 2009.

	Three Months Ended July 3, 2010		Three Months Ended July 4, 2009		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Professional services provided directly	$26,658	99.3%	$35,053	86.5%	$(8,395)	(23.9)%
Professional services provided through subsuppliers	188	0.7	678	1.7	(490)	(72.3)
Product sales	—	—	4,797	11.8	(4,797)	(100.0)
Total revenue	26,846	100.0	40,528	100.0	(13,682)	(33.8)

Expenses:
Cost of services provided directly	21,029	78.3	27,821	68.6	(6,792)	(24.4)
Cost of services provided through subsuppliers	179	0.7	643	1.6	(464)	(72.2)
Cost of product sales	—	—	4,079	10.1	(4,079)	(100.0)
Selling, administrative and other operating costs	6,464	24.1	10,318	25.5	(3,854)	(37.4)
Restructuring costs and other severance related costs	8	—	1,725	4.2	(1,717)	(99.5)
Impairment of intangible assets	—	—	2,268	5.6	(2,268)	(100.0)
Amortization of intangible assets	—	—	224	0.6	(224)	(100.0)
Total expenses	27,680	103.1	47,078	116.2	(19,398)	(41.2)

Operating loss	(834)	(3.1)	(6,550)	(16.2)	(5,716)	(87.3)

Non-operating income	5	—	13	—	(8)	(61.5)
Interest expense	(5)	—	(3)	—	2	66.7

Loss before income taxes	(834)	(3.1)	(6,540)	(16.2)	(5,706)	(87.2)

Income tax expense	8	—	12	—	(4)	(33.3)

Net loss	$(842)	(3.1)%	$(6,552)	(16.2)%	$(5,710)	(87.1)%

Personnel:
Management and Administrative	113		210		(97)	(46.2)%
Technical Consultants	807		1,079		(272)	(25.2)%

Revenue

Revenue from services provided directly for the three months ended July 3, 2010 declined 23.9% from the comparable period a year ago. The decline in revenue was primarily due to our planned exit from non-core and low-margin lines of business and also from less demand for our IT professional services which resulted in a reduction in the number of billable hours and technical consultants which was partially offset by a 5.2% increase in overall billing rates over the prior year period. Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 72.3% over the prior year period as a result of our focusing on higher margin business. We had no product sales in the second quarter of fiscal 2010 as a result of the sale of our VAR operations in the third quarter of fiscal 2009.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue decreased to 78.9% in the second quarter of fiscal 2010 compared to 79.4% in the prior comparable period. The decrease in expense as a percentage of direct services revenue is primarily due to the reduction in volume at lower margin staffing accounts.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 95.2% for second quarter in fiscal 2010 compared to 94.8% for the prior year comparable period.

Cost of Product Sales

Cost of product sales represents our cost when we resold hardware and software products.  This category of expense, as a percentage of product sales, was 85.0% in the second quarter of fiscal 2009. With the sale of our VAR operations in the third quarter of fiscal 2009, we no longer resell hardware and software products.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs and other administrative costs.  This category of costs decreased approximately $3.9 million from the comparable period in 2009 and represented 24.1% of total revenue for the second quarter of fiscal 2010 compared to 25.5% in the second quarter of fiscal 2009. SG&A expenses decreased primarily due to the impact of personnel reductions that occurred in the prior year as a result of the asset sales and implementation of non-personnel cost reductions.

Restructuring Costs and Other Severance Related Costs

During the second quarters of fiscal 2010 and fiscal 2009, we recorded workforce reductions and office closure charges of totaling $8,000 and $1.7 million, respectively.

Amortization of Intangible Assets

This category of expense decreased during the second quarter of fiscal 2010 from the prior year due to the sale of all our remaining customer lists in third quarter of fiscal 2009. In the second quarter of fiscal 2009, we disposed of a customer list and a trade name that were fully amortized.

Non-operating Income

Non-operating income decreased slightly in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, as a result of less interest income earned on our cash balances and lower interest income related to customer financed equipment.

Interest Expense

We had no borrowing outstanding in the second quarter of fiscal 2010 and 2009.

Income Taxes

For both the second quarters of fiscal 2010 and fiscal 2009, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense associated with our net operating losses because any tax expense that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our technical consulting staff levels finished the second quarter of fiscal 2010 at 807, a 25.2% decline against the comparable period last year.  The decline in technical consulting staff levels is primarily due to an overall decline in business volume and sale of operations. The decline in management and administrative personnel is due to our focus on reducing the number of management and administrative personnel that are necessary to support the existing business operations. The reported technical consulting staff levels for fiscal 2009 exclude Medical Concepts Staffing, our medical staffing business that we sold in the third quarter of fiscal 2009, due to the separate industry focus of that business.

Certain Information Concerning Off-Balance Sheet Arrangements

As of July 3, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

F.            Overview of Year to Date Fiscal 2010 Operations

Our revenues decreased $30.4 million, or 35.4%, from the first half of fiscal 2009 primarily due to our planned exit from non-core and low-margin lines of business (24.4%) and from less demand for our IT professional services (11.0%).

Gross margins as a percent of revenue increased 110 basis points from 19.9% in the first half of fiscal 2009 to 21.0% in the first half of fiscal 2010 due to our focus on higher margin business and the impact of exiting lower margin lines of business and accounts in fiscal 2009.

SG&A expenses declined $7.9 million in the first half of fiscal 2010 over the first half of fiscal 2009 due largely to the exit from the VAR operations, the impact of the personnel and facility reductions and the overall reduction in business volume.

We used cash from operations activities of $0.4 million during the first half of fiscal 2010. As of July 3, 2010, we had a cash balance of $3.4 million and no borrowings under our revolving line of credit.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JULY 3, 2010 VS. JULY 4, 2009

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the six months ended July 3, 2010 and July 4, 2009.

	Six Months Ended July 3, 2010		Six Months Ended July 4, 2009		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Professional services provided directly	$54,699	98.9%	$75,876	88.6%	$(21,177)	(27.9)%
Professional services provided through subsuppliers	599	1.1	1,551	1.8	(952)	(61.4)
Product sales	—	—	8,233	9.6	(8,233)	(100.0)
Total revenue	55,298	100.0	85,660	100.0	(30,362)	(35.4)

Expenses:
Cost of services provided directly	43,104	77.9	60,109	70.2	(17,005)	(28.3)
Cost of services provided through subsuppliers	565	1.0	1,474	1.7	(909)	(61.7)
Cost of product sales	—	—	7,008	8.2	(7,008)	(100.0)
Selling, administrative and other operating costs	13,437	24.3	21,347	24.9	(7,910)	(37.1)
Restructuring costs and other severance related costs	182	0.3	1,791	2.1	(1,609)	(89.8)
Impairment of intangible assets	—	—	2,268	2.6	(2,268)	100.0
Amortization of intangible assets	—	—	447	0.5	(447)	(100.0)
Total expenses	57,288	103.6	94,444	110.3	(37,156)	(39.3)

Operating loss	(1,990)	(3.6)	(8,784)	(10.3)	(6,794)	(77.3)

Non-operating income	10	—	27	—	(17)	(63.0)
Interest expense	(8)	—	(11)	—	(3)	(27.3)

Loss before income taxes	(1,988)	(3.6)	(8,768)	(10.3)	(6,780)	(77.3)

Income tax expense	19	—	18	—	1	5.6

Net loss	$(2,007)	(3.6)%	$(8,786)	(10.3)%	$(6,779)	(77.2)%

Personnel:
Management and Administrative	113		210		(97)	(46.2)%
Technical Consultants	807		1,079		(272)	(25.2)%

Revenue

Revenue from services provided directly for the six months ended July 3, 2010 declined 27.9% from the comparable period a year ago. The decline in revenue was primarily due to our planned exit from non-core and low-margin lines of business and also from less demand for out IT services which resulted in a reduction in the number of billable hours and technical consultants as a result of lower business volumes which was partially offset by a 4.0% increase in overall billing rates over the prior year period. Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 61.4% over the prior year period as a result of our focusing on higher margin business. We had no product sales in the first six months of fiscal 2010 as a result of the sale of our VAR operations in the third quarter of fiscal 2009.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue decreased to 78.8% for the six months ended July 3, 2010 compared to 79.2% in the prior comparable period. The decrease in expense as a percentage of direct services revenue is primarily due to the reduction in volume at lower margin staffing accounts.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 94.3% for the six months ended July 3, 2010 compared to 95.0% for the prior year comparable period.

Cost of Product Sales

Cost of product sales represents our cost when we resold hardware and software products.  This category of expense, as a percentage of product sales, was 85.1% for the six months ended July 4, 2009. With the sale of our VAR operations in the third quarter of fiscal 2009, we no longer resell hardware and software products.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased approximately $7.9 million from $21.3 million for the six months ended July 4, 2009 to $13.4 million for the six months ended July 3, 2010. These amounts represented 24.9% and 24.3% of total revenue for 2009 and 2010, respectively. SG&A expenses decreased primarily due to the impact of personnel reductions that occurred in the prior year as a result of the asset sales and implementation of non-personnel cost reductions.

Restructuring Costs and Other Severance Related Costs

For the six month period ended July 3, 2010, we recorded workforce reduction charges and office closure charges of $0.2 million. Of these charges, $0.2 million related to severance and severance-related charges and $8,000 related to future rent obligations (net of anticipated sublease income).

During the six months ended July 4, 2009, we recorded restructuring and severance related expenses totaling $1.8 million. Of these charges, $0.1 million related to severance and severance-related charges and $1.7 million related to future rent obligations (net of anticipated sublease income) related to consolidating our corporate back office and for locations we closed prior to July 4, 2009.

Amortization of Intangible Assets

During the six months ended July 3, 2010, this category of expense decreased from the prior year due to the sale of all our remaining customer lists in third quarter of fiscal 2009.

Non-operating Income

Non-operating income decreased slightly for the six months ended July 3, 2010, compared to the six months ended July 3, 2009, as a result of less interest income earned from our cash balances due to lower interest rates and higher interest income related to a customer equipment lease in the prior year.

Interest Expense

We had no borrowing outstanding for the six months ended July 3, 2010. For the six months ended July 4,

2009, the average interest rate was 3.25% and we incurred interest expense of $11,000.

Income Taxes

For the six months ended July 3, 2010 and July 4, 2009, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense associated with our net operating losses because any tax expense that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

For the six months ended July 3, 2010 and July 4, 2009, our technical consulting staff levels finished at 807 and 1,079 respectively, a 25.2% decline. The decline in technical consulting staff levels is primarily due to an overall decline in business volume and sale of operations. The decline in management and administrative personnel was due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations. The reported technical consulting staff levels for fiscal 2009 exclude Medical Concepts Staffing, our medical staffing business that we sold in the third quarter of fiscal 2009, due to the separate industry focus of that business.

Certain Information Concerning Off-Balance Sheet Arrangements

As of July 3, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

(In thousands)	July 3, 2010	January 2, 2010	Increase (Decrease)	Percentage Increase (Decrease)

Cash and cash equivalents	$3,439	$3,818	$(379)	(9.9)%
Accounts receivable	19,740	23,028	(3,288)	(14.3)
Other current assets	1,226	1,442	(216)	(15.0)
Total current assets	$24,405	$28,288	$(3,883)	(13.7)%

Accounts payable	$5,364	$6,958	$(1,594)	(22.9)%
Line of credit	—	—	—	—
Salaries and benefits	2,916	2,498	418	16.7
Deferred revenue	338	310	28	9.0
Deferred compensation	425	522	(97)	(18.6)
Restructuring accrual	1,189	2,038	(849)	(41.7)
Other current liabilities	970	960	10	1.0
Total current liabilities	$11,202	$13,286	$(2,084)	(15.7)%

Working capital	$13,203	$15,002	$(1,799)	(12.0)%
Current ratio	2.18	2.13	0.05	2.3%

Total shareholders’ equity	$12,972	$14,948	$(1,976)	(13.2)%

Change in Working Capital

Working capital was $13.2 million at July 3, 2010, down approximately $1.8 million from January 2, 2010. The ratio of current assets to current liabilities increased 2.3% to 2.18 at July 3, 2010 compared to 2.13 at January 2, 2010.

Our total current assets decreased approximately $3.9 million at July 3, 2010, compared to the end of fiscal 2009, primarily from lower accounts receivable. Our accounts receivable decreased 14.3 % as a result of improved collection experience which lowered our day’s sales outstanding from 78 at the end of fiscal 2009 to 66 at July 3, 2010.

Our total current liabilities decreased by approximately $2.1 million at July 3, 2010, compared to the end of fiscal 2009 as a result of lower accounts payable balances due to reduced business volumes and restructuring accrual payments.

We believe our existing working capital and availability under our Credit Facility with Wells Fargo will be sufficient to support the cash flow needs of our business in fiscal 2010. Continuing operating losses, unfavorable bad debt experience, a lengthening of payment terms from our clients, or significant costs associated with additional restructuring activities could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents decreased by $0.4 million from January 2, 2010 to July 3, 2010. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and through the use of our credit facility.

The Credit Facility will advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Credit Facility will fluctuate based on our level of eligible accounts receivable.

The Credit Facility carries an interest rate equal to the three month LIBOR rate plus 3.5%. The Credit Facility has an unused line fee of 0.50% annually on the daily average unused amount. The maturity date of the Credit Facility is September 30, 2012 and may be terminated or reduced by us on 90 days notice in exchange for a termination fee of 2% of the maximum line amount or reduction of the maximum line amount in the second year or 1% of such amounts in the second year and no fee in the third year. Borrowings under the Credit Facility are secured by all of our assets.

The Credit Facility contains a set of covenants with which we are required to comply. These covenants include reporting requirements and financial requirements. The financial requirements obligate us, among other things, to generate a loss of $2.0 million or less to satisfy the minimum level of earnings before taxes on a year-to-date basis for fiscal 2010. If we are not able to generate sufficient earnings before taxes to satisfy the covenant, an “Event of Default” would exist under the Credit Facility which would enable Wells Fargo, in its discretion, to exercise certain rights including the right to terminate the Credit Facility and declare all amounts outstanding under the Credit Facility to be immediately due and payable.

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

As of July 3, 2010, we were in compliance with all the requirements and had no borrowing under the Credit Facility. Total availability under the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.7 million as of July 3, 2010.

On March 3, 2010, we closed on an asset sale agreement for certain customer contracts. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash.

During each of the second quarters of fiscal 2010 and fiscal 2009, we made capital expenditures of approximately $19,000 and $0.4 million, respectively. For the six month periods ended July 3, 2010 and July 4, 2009, we made capital expenditures of approximately $0.1 million and $0.8 million, respectively

Forward-Looking Statements

This Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) about: (i) our expectations and beliefs with respect to the current condition of the United States economy (including the economic recession and the volatility of the capital markets), (ii) assumptions with respect to the effect these economic conditions will have on our business, (iii) our strategic plans, the objectives of those strategic plans and our ability to successfully implement our strategic plans, including our plan to attain profitability at some point during the second half of fiscal year 2010, (iv) our expectations with respect to the demand for our services and continuing pressure from customers to request lower cost offerings for IT staffing services, (v) our expectations with respect to competition in our industry and our ability to compete, (vi) our beliefs regarding the adequacy of our working capital, (vii) our ability to satisfy the requirements of our Credit Facility, and (viii) our expectations with respect to our financial results and operating performance. These statements could affect our plans, anticipated operating results and/or financial condition. You can identify these statements by the use of words such as “anticipate,” “estimate,” “expect,” “should,” “project,” “forecast,” “intend,” “plan,” “believe,” “will,” and other words and terms of similar meaning or import, or variations thereof, in connection with any discussion of future operating or financial performance.

Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key customer relationships or to attract new customers, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for customers or the risk that we may be subject to claims for indemnification under contracts with our customers, (viii) our inability to comply with the covenants in our credit facilities or to obtain a replacement credit facility on commercially reasonable terms, (ix) a continued or worsened downturn in the national or global economy, and (x) our inability to effectively manage accounts receivable; as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Quarterly Report on Form 10-Q for fiscal year 2010, especially in the Management’s Discussion and Analysis section, our most recent Annual Report on Form 10-K (including the Risk Factors section thereof) and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

Item 1A.    Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended January 2, 2010.

Item 2.                                                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                 Defaults Upon Senior Securities.

None.

Item 4.                                                 Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders held May 25, 2010, the following actions were taken:

(a)  Election of Directors

The following nominees, all of whom were listed in our proxy statement prepared in accordance with Regulation 14(a), were elected:

Nominee	For	Withhold	Broker Non- Votes
Brigid A. Bonner	2,143,206	188,712	1,655,342
Andrew K. Borgstrom	2,120,701	211,217	1,655,342
Krzysztof K. Burhardt	2,142,616	189,302	1,655,342
Joseph T. Dunsmore	2,169,768	162,150	1,655,342
Galen G. Johnson	2,171,561	160,357	1,655,342
Douglas C. Neve	2,174,159	157,759	1,655,342
Robert E. Woods	2,155,067	176,851	1,655,342

(b)  Amendment to Company’s By-Laws

Approval to change the minimum number of directors, to a range of between five and nine, and allow the Board of Directors to increase or decrease the number of directors within that range by the following vote:

Votes For	Votes Against	Abstentions	Broker Non- Votes
3,742,658	237,287	7,315	—

(c)  Ratification of Auditors

The shareholders voted their shares to ratify the appointment of Deloitte & Touche LLP by the following vote:

Votes For	Votes Against	Abstentions	Broker Non- Votes
3,921,324	57,164	8,772	—

Item 5.                                                         Other Information.

None.

Item 6.                                                         Exhibits.

Exhibit No.	Description

^ 3.1	Articles of Incorporation, as amended (Exhibit 3-a to Annual Report on Form 10-K for fiscal year 1988, Commission File No. 0-4090, incorporated by reference).
^ 3.2	Restated Bylaws (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File No. 0-4090, incorporated by reference).
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

^3.6

Amendment to Articles of Incorporation to reduce authorized shares to 24 million (Exhibit 3.6 to Quarterly Report on Form 10-Q dated May 5, 2010, Commission File No. 0-4090, incorporated by reference).

^ 3.7	Amendment No. 1 to Restated Bylaws of Analysts International Corporation (Exhibit 3.1 to the Registrant’s Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).
^ 4.1	Specimen Common Stock Certificate (Exhibit 4(a) to Annual Report on Form 10-K for fiscal year 1989, Commission File No. 0-4090, incorporated by reference).
^ 4.2

Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A. and Form of Right Certificate (Exhibit 4.1 to the Registrant’s Form 8-A12B dated February 27, 2008, Commission File No. 0-4090, incorporated by reference).

^ 4.3

Amendment No. 1 to Amended and Restated Rights Agreement dated as of May 25, 2010 by and between Analysts International Corporation and Wells Fargo Bank, N.A. (Exhibit 4.1 to the Registrant’s Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).

^ 10.60	Agreement for Legal Services between the Company and Robert E. Woods Professional Association dated March 5, 2010.
+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 4, 2010	By:	/s/ Andrew K. Borgstrom
Andrew K. Borgstrom
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	By:	/s/ Randy W. Strobel
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

^3.6

Amendment to Articles of Incorporation to reduce authorized shares to 24 million (Exhibit 3.6 to Quarterly Report on Form 10-Q dated May 5, 2010, Commission File No. 0-4090, incorporated by reference).

^ 3.7	Amendment No. 1 to Restated Bylaws of Analysts International Corporation (Exhibit 3.1 to the Registrant’s Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).
^ 4.1	Specimen Common Stock Certificate (Exhibit 4(a) to Annual Report on Form 10-K for fiscal year 1989, Commission File No. 0-4090, incorporated by reference).
^ 4.2

Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A. and Form of Right Certificate (Exhibit 4.1 to the Registrant’s Form 8-A12B dated February 27, 2008, Commission File No. 0-4090, incorporated by reference).

^ 4.3

Amendment No. 1 to Amended and Restated Rights Agreement dated as of May 25, 2010 by and between Analysts International Corporation and Wells Fargo Bank, N.A. (Exhibit 4.1 to the Registrant’s Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).

^ 10.60	Agreement for Legal Services between the Company and Robert E. Woods Professional Association dated March 5, 2010.
+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.