Form 10-Q
period 2010-10-02
ANALYSTS INTERNATIONAL CORP
filed 2010-11-04
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 2, 2010

or

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

As of November 1, 2010, 4,985,874 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	October 2,	January 2,
(In thousands)	2010	2010

ASSETS

Current assets:
Cash and cash equivalents	$4,730	$3,818
Accounts receivable, less allowance for doubtful accounts of $750 and $958, respectively	18,457	23,028
Prepaid expenses and other current assets	693	1,442
Total current assets	23,880	28,288

Property and equipment, net of accumulated depreciation of $8,261 and $10,774, respectively	954	1,846
Other assets	441	543
Total assets	$25,275	$30,677

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,419	$6,958
Line of credit	—	—
Salaries and benefits	3,890	2,498
Deferred revenue	299	310
Deferred compensation	205	522
Restructuring accrual	776	2,038
Other current liabilities	785	960
Total current liabilities	10,374	13,286

Non-current liabilities:
Deferred compensation	977	1,037
Restructuring accrual	243	1,045
Other long-term liabilities	178	361
Total non-current liabilities	1,398	2,443

Shareholders’ equity:
Common stock, par value $.10 a share; authorized 24,000,000 shares; issued and outstanding 4,985,874 and 4,985,015, respectively	498	498
Additional capital	25,565	25,598
Accumulated deficit	(12,560)	(11,148)
Total shareholders’ equity	13,503	14,948
Total liabilities and shareholders’ equity	$25,275	$30,677

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands except per share amounts)	2010	2009	2010	2009

Revenue:
Professional services provided directly	$26,032	$29,335	$80,731	$105,211
Professional services provided through subsuppliers	17	460	616	2,011
Product sales	—	1,106	—	9,339
Total revenue	26,049	30,901	81,347	116,561

Expenses:
Cost of services provided directly	20,170	23,595	63,274	83,704
Cost of services provided through subsuppliers	17	441	582	1,915
Cost of product sales	—	965	—	7,973
Selling, administrative and other operating costs	5,772	8,886	19,209	30,233
Restructuring costs and other severance related costs	(482)	917	(300)	2,708
Impairment of intangible assets	—	—	—	2,268
Amortization of intangible assets	—	44	—	491
Total expenses	25,477	34,848	82,765	129,292

Operating income (loss)	572	(3,947)	(1,418)	(12,731)

Non-operating income	4	8	14	35
Interest expense	(3)	(9)	(11)	(20)

Income (loss) before income taxes	573	(3,948)	(1,415)	(12,716)

Income tax (benefit) expense	(14)	13	5	31

Net income (loss)	$587	$(3,961)	$(1,420)	$(12,747)

Per common share (basic):
Net income (loss)	$0.12	$(0.80)	$(0.28)	$(2.56)

Per common share (diluted):
Net income (loss)	$0.12	$(0.80)	$(0.28)	$(2.56)

Weighted-average shares outstanding:
Basic	4,986	4,985	4,986	4,985
Diluted	4,988	4,985	4,986	4,985

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 2,	October 3,
(In thousands)	2010	2009

Cash flows from operating activities:
Net loss	$(1,420)	$(12,747)

Adjustments to net loss:
Depreciation	677	1,086
Amortization of intangible assets	—	491
Impairment of intangible assets	—	2,268
Stock based compensation	(33)	298
Loss (gain) on sale on assets and disposals	157	(394)

Changes in:
Accounts receivable	4,571	15,933
Accounts payable	(2,576)	(7,158)
Salaries and benefits	1,392	1,517
Restructuring accrual	(2,064)	2,238
Deferred compensation	(377)	(214)
Prepaid expenses and other assets	851	404
Deferred revenue	(11)	(381)
Other accrued liabilities	(215)	(55)
Net cash provided by operating activities	952	3,286

Cash flows from investing activities:
Expended for property and equipment additions	(91)	(1,082)
Proceeds from asset sale, net	186	3,263
Change in restricted cash	—	(396)
Net cash provided by investing activities	95	1,785

Cash flows from financing activities:
Net change in line of credit	—	—
Payment of capital lease obligation	(135)	(98)
Net cash used in financing activities	(135)	(98)

Net increase in cash and cash equivalents	912	4,973

Cash and cash equivalents at beginning of period	3,818	2,288

Cash and cash equivalents at end of period	$4,730	$7,261

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us” or “our”) is an information technology (“IT”) services company. We employ approximately 800 professionals and are focused on serving the information technology needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2010 will end on January 1, 2011. The third quarter of fiscal 2010 ended on October 2, 2010 and the third quarter of fiscal 2009 ended on October 3, 2009.

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

5.   Intangible Assets

In the third quarter of fiscal 2009, we incurred amortization expense related to intangible assets of $44,000 and disposed of the remaining balance of our customer lists of approximately $3.3 million. Our customer lists were sold as part of the Value Added Reseller (“VAR”) asset sale on August 4, 2009.

For the nine month period ended October 3, 2009, we incurred amortization expense of $0.5 million, recorded an impairment of our customer lists of approximately $2.3 million, as described below, and disposed of the remaining balance of our customer lists of approximately $3.3 million.

During the second quarter of fiscal 2009, we reviewed our customer lists in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 360, Property, Plant, and Equipment, based on the expectation that the business with which the customer lists were associated would be sold significantly before the end of their previously estimated useful life. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the customer lists exceeded the fair value of the expected consideration to be received from the sale of assets. The impairment loss is included within Impairment of intangible assets in the Consolidated Statement of Operations.

6.  Financing Agreement

Revolving Credit Facility

On September 30, 2009, AIC entered into a revolving line of credit (the “Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”) pursuant to which Wells Fargo will advance up to $15.0 million to AIC for working capital purposes and to facilitate the issuance of letters of credit.  The total amount available for borrowing under the Credit Facility fluctuates based on the Company’s level of eligible accounts receivable.

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

As of October 2, 2010, we were in compliance with all the requirements of, and had no borrowing under, the Credit Facility. Total availability of the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $8.3 million as of October 2, 2010. See “Sources and Uses of Cash/Credit Facility,” below, for further information.

7.   Restructuring Costs and Other Severance Related Costs

In the third quarter of fiscal 2010, AIC recorded a net reversal of restructuring costs and other severance related costs of $0.5 million. The net reversal is comprised of a $0.2 million charge relating to severance and severance-related expenses and a reversal of $0.7 million, primarily relating to the modification of lease agreements for office space previously vacated.

For the nine month period ended October 2, 2010, AIC recorded a net reversal of restructuring costs and other severance-related costs of $0.3 million. The net reversal is comprised of a $0.4 million charge relating to severance and severance-related expenses and a reversal of $0.7 million primarily relating to the modification of lease agreements for office space previously vacated.

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

A summary of the activity in the restructuring accrual for the nine months ended October 2, 2010 is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total

Balance as of January 2, 2010	$1,215	$1,868	$3,083
Restructuring charges (reversals)	413	(713)	(300)
Cash expenditures	(1,225)	(539)	(1,764)
Balance as of October 2, 2010	$403	$616	$1,019

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

9.  Shareholders’ Equity

				Total
	Common	Additional	Accumulated	Shareholders’
(In thousands)	Stock	Capital	(Deficit)	Equity

Balances as of January 2, 2010	$498	$25,598	$(11,148)	$14,948
Common stock issued - 1,200 shares	—	4	—	4
Stock Compensation	—	(37)	—	(37)
Other Comprehensive Income	—	—	8	8
Net loss	—	—	(1,420)	(1,420)
Balance as of October 2, 2010	$498	$25,565	$(12,560)	$13,503

10. Equity Compensation Plans

As a result of recent changes in our senior leadership personnel, AIC recorded a reversal of equity-based compensation expense for the three- and nine-month periods ended October 2, 2010 of approximately $0.1 million and $33,000, respectively. This includes compensation expense related to both stock options and stock awards, and the reversal of compensation expense related to the forfeiture of unvested stock options in excess of original estimates. The reduction in tax benefit recorded for third quarter of fiscal 2010 was approximately $5,000 and the tax benefit recorded for the nine-month period ended October 2, 2010 was approximately $10,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

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

No stock options were exercised during the three and nine month periods ended October 2, 2010 or October 3, 2009. As of October 2, 2010, there was approximately $0.2 million of unrecognized compensation expense related to unvested option awards that are expected to vest over a weighted-average period of 1.3 years. Options to purchase approximately 348,000 and 551,000 shares of common stock were outstanding at October 2, 2010 and October 3, 2009, respectively.

During the three and nine month periods ended October 2, 2010, and October 3, 2009, we granted equity compensation awards as follows:

	Three Months Ended				Nine Months Ended
	October 2,		October 3,		October 2,		October 3,
	2010		2009		2010		2009
	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value

Stock Options	—	—	118,000	$2.13	86,800	1.73	178,800	$1.93
Stock Awards	—	—	—	$—	1,200	3.36	2,400	$2.21

11. Earnings (Loss) Per Share

Basic and diluted earnings and loss per share are presented in accordance with ASC Topic 260, Earnings Per Share. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share includes dilutive options and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common equivalent shares outstanding for the period. For the three-month period ended October 2, 2010, approximately 462,000 anti-dilutive weighted shares were excluded from the calculation of weighted average number of common equivalent shares outstanding. For the nine-month period ended October 2, 2010 and for the three and nine-month periods ended October 3, 2009, all options were considered anti-dilutive and excluded from the computation of common equivalent shares because we reported a net loss. The computation of basic and diluted income (loss) per share for the three and nine months ended October 2, 2010 and October 3, 2009, is as follows:

	Three Months Ended		Nine Months Ended
	October 2,	October 3,	October 2,	October 3,
(In thousands except per share amounts)	2010	2009	2010	2009

Net income (loss)	$587	$(3,961)	$(1,420)	$(12,747)
Weighted-average number of common shares outstanding	4,986	4,985	4,986	4,985
Dilutive effect of equity compensation awards	2	—	—	—
Weighted-average number of common and common equivalent shares outstanding	4,988	4,985	4,986	4,985

Net income (loss) per share:
Basic	$0.12	$(0.80)	$(0.28)	$(2.56)
Diluted	$0.12	$(0.80)	$(0.28)	$(2.56)

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

A.            Our Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us” or “our”) is an information technology (“IT”) services company. We employ approximately 800 professionals and are focused on serving the information technology needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

B.            Business Environment

Our business plan includes specific actions to be implemented during the balance of fiscal year 2010 and in fiscal year 2011. Although we believe these actions will lead to improvements in our operating results, whether or not any improvements in our operating results will materialize in such a way as to improve our financial performance depends on a number of factors. We operate in a highly competitive industry. Our ability to achieve our goals (including our primary goal of attaining profitability) is dependent, among other things, on customer demand for our services, our continuing ability to staff that customer demand with qualified IT professionals, our ability to reduce and manage our expenses, our ability to successfully implement and execute on our strategic plan and continued demand in general for IT services and staffing. If we do not satisfy the minimum earning requirements set forth in our revolving line of credit (“Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), we risk non-compliance with the financial covenant requirement of the Credit Facility. The financial covenant set forth in our Credit Facility for fiscal 2010 is a maximum year-to-date loss before taxes of $2.0 million. During fiscal 2011 the Credit Facility requires that the Company attain cumulative quarterly and annual profitability targets. If we are unable to satisfy the financial covenant requirement, an “Event of Default” would exist under the Credit Facility which would enable Wells Fargo, in its discretion, to exercise certain rights including the right to terminate the Credit Facility and declare all amounts outstanding under the Credit Facility to be immediately due and payable.

C.            Fiscal 2010 Strategic Plan

Our primary goal for fiscal 2010 was to achieve profitability in the third quarter and the second half of fiscal 2010. We continue to focus our strategy on initiatives aimed at growing our IT staffing business, improving the productivity of our sales and recruiting personnel and controlling costs.

Our main objectives for fiscal 2010 continue to be:

•                  Become a profitable company

During the third quarter of fiscal 2010, we generated net income of $0.6 million, which is an improvement of $1.4 million and $4.5 million over the second quarter of fiscal 2010 and the third quarter of fiscal 2009, respectively.

For the nine month period ended October 2, 2010, we incurred a net loss of $1.4 million compared to a net loss of $12.7 million for the nine month period ended October 3, 2009.

•                  Increase revenue

Our third quarter of fiscal 2010 revenues decreased $0.8 million, or 3.0%, from the second quarter of fiscal 2010 and our average revenue per day decreased 1.4% from approximately $419,000 in the second quarter of fiscal 2010 to approximately $413,000 in the third quarter of fiscal 2010. There were 64 billing days in the second quarter of fiscal 2010 and 63 billing days in the third quarter of fiscal 2010.

•                  End fiscal 2010 with 1,000 billable consultants

We ended the third quarter of fiscal 2010 with 818 billable consultants and do not expect to have 1,000 billable consultants by the end of fiscal 2010.

•                  Achieve industry standard gross margin rates

Our third quarter of fiscal 2010 gross margin percentage was 22.5%, which was 150 basis points greater than our 2010 second quarter gross margin percentage and 340 basis points greater than our 2009 third quarter gross margin percentage.

•                  Build cash to invest in our strategy

We ended the third quarter of fiscal 2010 with approximately $4.7 million in cash and cash equivalents, an increase of $0.9 million since the beginning of fiscal 2010.

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

Change in Leadership

On September 28, 2010, Andrew K. Borgstrom resigned as President, Chief Executive Officer and a Director of our Company. Under a transitional services agreement, Mr. Borgstrom will be available to assist AIC with ongoing business initiatives through January 31, 2011. On September 29, 2010, our Board of Directors appointed Brittany B. McKinney as our Interim President and Chief Executive Officer.

E.            Overview of Third Quarter Fiscal 2010 Operations

Our revenues decreased $4.9 million, or 15.7%, from the third quarter of fiscal 2009 primarily due to our planned exit from non-core and low-margin lines of business (13.2%) and from less demand for our IT professional services (2.5%).

Gross margins as a percent of revenue increased 340 basis points from 19.1% in the third quarter of fiscal 2009 to 22.5% in the third quarter of fiscal 2010 due to our focus on higher margin business and the impact of exiting lower margin lines of business.

Selling, administrative and other operating cost (“SG&A”) expenses declined $3.1 million in third quarter of fiscal 2010 over the prior year quarter due largely to the exit from the value added reseller (“VAR”) operations, the impact of personnel and facility reductions and the overall reduction in business volume.

We generated cash from operating activities of $1.3 million during the third quarter of fiscal 2010. As of October 2, 2010, we had a cash balance of $4.7 million and no borrowing under our revolving line of credit.

RESULTS OF OPERATIONS, THREE MONTHS ENDED OCTOBER 2, 2010 VS. OCTOBER 3, 2009

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the three months ended October 2, 2010 and October 3, 2009.

	Three Months Ended		Three Months Ended
	October 2, 2010		October 3, 2009		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue:
Professional services provided directly	$26,032	99.9%	$29,335	94.9%	$(3,303)	(11.3)%
Professional services provided through subsuppliers	17	0.1	460	1.5	(443)	(96.3)
Product sales	—	—	1,106	3.6	(1,106)	(100.0)
Total revenue	26,049	100.0	30,901	100.0	(4,852)	(15.7)

Expenses:
Cost of services provided directly	20,170	77.4	23,595	76.4	(3,425)	(14.5)
Cost of services provided through subsuppliers	17	0.1	441	1.4	(424)	(96.1)
Cost of product sales	—	—	965	3.1	(965)	(100.0)
Selling, administrative and other operating costs	5,772	22.2	8,886	28.8	(3,114)	(35.0)
Restructuring costs and other severance related costs	(482)	(1.9)	917	3.0	(1,399)	(152.6)
Amortization of intangible assets	—	—	44	0.1	(44)	(100.0)
Total expenses	25,477	97.8	34,848	112.8	(9,371)	(26.9)

Operating income (loss)	572	2.2	(3,947)	(12.8)	4,519	114.5

Non-operating income	4	—	8	—	(4)	(50.0)
Interest expense	(3)	—	(9)	—	(6)	(66.7)

Income (loss) before income taxes	573	2.2	(3,948)	(12.8)	4,521	114.5

Income tax (benefit) expense	(14)	(0.1)	13	—	(27)	(207.7)

Net income (loss)	$587	2.3%	$(3,961)	(12.8)%	$4,548	114.8%

Personnel:
Management and Administrative	111		153		(42)	(27.5)%
Technical Consultants	818		877		(59)	(6.7)%

Revenue

Revenue from services provided directly for the three months ended October 2, 2010 declined 11.3% from the comparable period a year ago. The decline in revenue was primarily due to our planned exit from non-core and low-margin lines of business (10.2%) and from less demand for our project-based solutions (1.1%). The overall decline in revenue from services provided directly resulted in a reduction in the number of billable hours and technical consultants which was partially offset by a 6.3% increase in overall billing rates over the prior year period.

Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 96.3% over the prior year period as a result of focusing on higher margin business. We had no product sales in the third quarter of fiscal 2010 as a result of the sale of our VAR operations in the third quarter of fiscal 2009.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue decreased to 77.5% in the third quarter of fiscal 2010 compared to 80.4% in the prior comparable period. The decrease in expense as a percentage of direct services revenue is primarily due to the reduction in volume at lower margin staffing accounts.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 100% for third quarter in fiscal 2010 compared to 95.9 % for the prior year comparable period.

Cost of Product Sales

Cost of product sales represents our cost when we resold hardware and software products.  This category of expense, as a percentage of product sales, was 87.3% in the third quarter of fiscal 2009. With the sale of our VAR operations in the third quarter of fiscal 2009, hardware and software product sales are no longer a material part of our operations.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs and other administrative costs.  This category of costs decreased approximately $3.1 million from the comparable period in 2009 and represented 22.2% of total revenue for the third quarter of fiscal 2010 compared to 28.8% in the third quarter of fiscal 2009. SG&A expenses decreased primarily due to the impact of personnel reductions that occurred in the prior year as a result of the asset sales and implementation of non-personnel cost reductions.

Restructuring Costs and Other Severance Related Costs

In the third quarter of fiscal 2010, we recorded a net expense reversal of $0.5 million. The net reversal is comprised of a $0.2 million charge relating to severance and severance-related expenses and a reversal of $0.7 million for modification of lease agreements.

In the third quarter of fiscal 2009, we recorded workforce reduction and office closure charges totaling $0.9 million. Of these charges, $0.8 million related to severance and severance-related charges and $0.1 million related to future rent obligations (net of anticipated sub-lease income).

Amortization of Intangible Assets

This category of expense decreased during the third quarter of fiscal 2010 from the prior year due to the sale of all our remaining customer lists in third quarter of fiscal 2009. In the third quarter of fiscal 2009, we disposed of a customer list and a trade name that were fully amortized.

Non-operating Income

Non-operating income decreased slightly in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, as a result of less interest income earned on our cash balances and lower interest income related to customer financed equipment.

Interest Expense

We had no borrowing outstanding in the third quarter of fiscal 2010 and 2009.

Income Taxes

For both the third quarters of fiscal 2010 and fiscal 2009, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense associated with our net operating losses because any tax expense that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our technical consulting staff levels finished the third quarter of fiscal 2010 at 818, a 6.7% decline against the comparable period last year.  The decline in technical consulting staff levels is primarily due to an overall decline in business volume and sale of assets. The decline in management and administrative personnel is due to our focus on reducing the number of management and administrative personnel that are necessary to support the existing business operations.

Certain Information Concerning Off-Balance Sheet Arrangements

As of October 2, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

F.            Overview of Year to Date Fiscal 2010 Operations

Our revenues decreased $35.2 million, or 30.2%, from the first nine months of fiscal 2009 primarily due to our planned exit from non-core and low-margin lines of business (21.5%) and from less demand for our IT professional services (8.7%).

Gross margins as a percent of revenue increased 180 basis points from 19.7% in the first nine months of fiscal 2009 to 21.5% in the first nine months of fiscal 2010 due to our focus on higher margin business and the impact of exiting lower margin lines of business and accounts.

SG&A expenses declined $11.0 million, or 36.5%, in the first nine months of fiscal 2010 over the first nine months of fiscal 2009 due largely to the exit from the VAR operations, the impact of the personnel and facility reductions and the overall reduction in business volume.

We generated cash from operating activities of $1.0 million during the first nine months of fiscal 2010. As of October 2, 2010, we had a cash balance of $4.7 million and no borrowing under our revolving line of credit.

RESULTS OF OPERATIONS, NINE MONTHS ENDED OCTOBER 2, 2010 VS. OCTOBER 3, 2009

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants for the nine months ended October 2, 2010 and October 3, 2009.

	Nine Months Ended		Nine Months Ended
	October 2, 2010		October 3, 2009		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%
Revenue:
Professional services provided directly	$80,731	99.2%	$105,211	90.3%	$(24,480)	(23.3)%
Professional services provided through subsuppliers	616	0.8	2,011	1.7	(1,395)	(69.4)
Product sales	—	—	9,339	8.0	(9,339)	(100.0)
Total revenue	81,347	100.0	116,561	100.0	(35,214)	(30.2)

Expenses:
Cost of services provided directly	63,274	77.8	83,704	71.8	(20,430)	(24.4)
Cost of services provided through subsuppliers	582	0.7	1,915	1.6	(1,333)	(69.6)
Cost of product sales	—	—	7,973	6.8	(7,973)	(100.0)
Selling, administrative and other operating costs	19,209	23.6	30,233	25.9	(11,024)	(36.5)
Restructuring costs and other severance related costs	(300)	(0.4)	2,708	2.3	(3,008)	(111.1)
Impairment of intangible assets	—	—	2,268	1.9	(2,268)	(100.0)
Amortization of intangible assets	—	—	491	0.4	(491)	(100.0)
Total expenses	82,765	101.7	129,292	110.9	(46,527)	(36.0)

Operating loss	(1,418)	(1.7)	(12,731)	(10.9)	(11,313)	(88.9)

Non-operating income	14	—	35	—	(21)	(60.0)
Interest expense	(11)	—	(20)	—	(9)	(45.0)

Loss before income taxes	(1,415)	(1.7)	(12,716)	(10.9)	(11,301)	(88.9)

Income tax expense	5	—	31	—	(26)	(83.9)

Net loss	$(1,420)	(1.7)%	$(12,747)	(10.9)%	$(11,327)	(88.9)%

Personnel:
Management and Administrative	111		153		(42)	(27.5)%
Technical Consultants	818		877		(59)	(6.7)%

Revenue

Revenue from services provided directly for the nine months ended October 2, 2010 declined 23.3% from the comparable period a year ago. The decline in revenue was primarily due to our planned exit from non-core and low-margin lines of business (14.9%) and from less demand for our IT staffing (5.8%) and project-based solutions (2.5%). The decline in revenue from services provided directly resulted in a reduction in the number of billable hours and technical consultants as a result of lower business volumes which was partially offset by a 4.7% increase in overall billing rates over the prior year period.

Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 69.4% over the prior year period as a result of focusing on higher margin business. We had no product sales in the first nine months of fiscal 2010 as a result of the sale of our VAR operations in the third quarter of fiscal 2009.

Cost of Services Provided Directly

Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue decreased to 78.4% for the nine months ended October 2, 2010 compared to 79.6% in the prior comparable period. The decrease in expense as a percentage of direct services revenue is primarily due to the reduction in volume at lower margin staffing accounts.

Cost of Services Provided Through Subsuppliers

Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients.  This category of expense as a percentage of revenue for services provided through subsuppliers was 94.5% for the nine months ended October 2, 2010 compared to 95.2% for the prior year comparable period.

Cost of Product Sales

Cost of product sales represents our cost when we resold hardware and software products.  This category of expense, as a percentage of product sales, was 85.4% for the nine months ended October 3, 2009. With the sale of our VAR operations in the third quarter of fiscal 2009, hardware and software product sales are no longer a material part of our operations.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, commissions paid to sales representatives and recruiters, location costs, and other administrative costs.  This category of costs decreased approximately $11.0 million from $30.2 million for the nine months ended October 3, 2009 to $19.2 million for the nine months ended October 2, 2010. These amounts represented 25.9% and 23.6% of total revenue for 2009 and 2010, respectively. SG&A expenses decreased primarily due to the impact of personnel reductions that occurred in the prior year as a result of the asset sales and implementation of non-personnel cost reductions.

Restructuring Costs and Other Severance Related Costs

For the nine month period ended October 2, 2010, we recorded a net expense reversal of $0.3 million. The net reversal is comprised of a $0.4 million charge relating to severance and severance-related expenses and a reversal of $0.7 million for modification of lease agreements.

For the nine month period ended October 3, 2009, we recorded workforce reduction charges and office closure/consolidation charges totaling $2.7 million. Of these charges, $0.9 million related to severance and severance-related charges and $1.8 million related to future rent obligations.

Amortization of Intangible Assets

During the nine months ended October 2, 2010, this category of expense decreased from the prior year due to the sale of all our remaining customer lists in third quarter of fiscal 2009.

Non-operating Income

Non-operating income decreased for the nine months ended October 2, 2010, compared to the nine months ended July 3, 2009, as a result of less interest income earned from our cash balances due to lower interest rates and higher interest income related to a customer equipment lease in the prior year.

Interest Expense

We had no borrowing outstanding for the nine months ended October 2, 2010. For the nine months ended October 3, 2009, the average interest rate was 3.78% and we incurred interest expense of $20,000.

Income Taxes

For the nine months ended October 2, 2010 and October 3, 2009, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense associated with our net operating losses because any tax expense that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	October 2,	January 2,	Increase	Increase
(In thousands)	2010	2010	(Decrease)	(Decrease)

Cash and cash equivalents	$4,730	$3,818	$912	23.9%
Accounts receivable	18,457	23,028	(4,571)	(19.8)
Other current assets	693	1,442	(749)	(51.9)
Total current assets	$23,880	$28,288	$(4,408)	(15.6)%

Accounts payable	$4,419	$6,958	$(2,539)	(36.5)%
Line of credit	—	—	—	—
Salaries and benefits	3,890	2,498	1,392	55.7
Deferred revenue	299	310	(11)	(3.5)
Deferred compensation	205	522	(317)	(60.7)
Restructuring accrual	776	2,038	(1,262)	(61.9)
Other current liabilities	785	960	(175)	(18.2)
Total current liabilities	$10,374	$13,286	$(2,912)	(21.9)%

Working capital	$13,506	$15,002	$(1,496)	(10.0)%
Current ratio	2.30	2.13	0.17	8.1%

Total shareholders’ equity	$13,503	$14,948	$(1,445)	(9.7)%

Change in Working Capital

Working capital was $13.5 million at October 2, 2010, down approximately $1.5 million from January 2, 2010. The ratio of current assets to current liabilities increased by 8.1% to 2.30 at October 2, 2010 compared to 2.13 at January 2, 2010.

Our total current assets decreased approximately $4.4 million at October 2, 2010, compared to the end of fiscal 2009, primarily from lower accounts receivable. Our accounts receivable decreased 19.8% primarily due to improved collection experience which lowered our days sales outstanding from 78 at the end of fiscal 2009 to 63 at October 2, 2010.

Our total current liabilities decreased by approximately $2.9 million at October 2, 2010, compared to the end of fiscal 2009 as a result of lower accounts payable balances due to reduced business volumes and restructuring accrual payments.

We believe our existing working capital and availability under our Credit Facility with Wells Fargo will be sufficient to support the cash flow needs of our business in fiscal 2010. Additional operating losses, unfavorable bad debt experience, a lengthening of payment terms from our clients, or significant costs associated with additional restructuring activities could create a need for additional working capital. An inability to obtain additional working capital, should it be required, could have a material adverse effect on our business. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents increased by $0.9 million from January 2, 2010 to October 2, 2010. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and through the use of our credit facility.

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

The Credit Facility contains a set of covenants with which we are required to comply. These covenants include reporting requirements and financial requirements. The financial requirements allow us, among other things, to generate a loss of $2.0 million or less to satisfy the minimum level of earnings before taxes for fiscal 2010. If we are not able to generate sufficient earnings before taxes to satisfy the covenant, an “Event of Default” would exist under the Credit Facility which would enable Wells Fargo, in its discretion, to exercise certain rights including the right to terminate the Credit Facility and declare all amounts outstanding under the Credit Facility to be immediately due and payable.

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

As of October 2, 2010, we were in compliance with all the requirements and had no borrowing under the Credit Facility. Total availability under the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $8.3 million as of October 2, 2010.

On March 3, 2010, we closed on an asset sale agreement for certain customer contracts. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash.

During each of the third quarters of fiscal 2010 and 2009, we made capital expenditures of approximately $13,000 and $0.3 million, respectively. For the nine month periods ended October 2, 2010 and October 3, 2009, we made capital expenditures of approximately $0.1 million and $1.1 million, respectively.

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

Item 4T. Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation under the supervision and with the participation of our management, including the Interim President and Chief Executive Officer, Brittany B. McKinney, and Chief Financial Officer, Randy W. Strobel, regarding the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information that is required to be disclosed by us in reports that are filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules of the Securities Exchange Commission.

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

^ 10.60	Agreement for Legal Services between the Company and Robert E. Woods Professional Association dated March 5, 2010.
+ 10.61	Separation Agreement and Release of Claims dated July 28, 2010, between the Company and James D. Anderson.
^ 10.62

Separation Agreement and Release of Claims dated September 29, 2010, between the Company and Andrew K. Borgstrom (Exhibit 10.1 to the Registrant’s Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).

^ 10.63

Transitional Services Agreement dated September 29, 2010, between the Company and Andrew K. Borgstrom (Exhibit 10.2 to the Registrant’s Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).

^ 10.64

Letter Agreement dated September 29, 2010, between the Company and Brittany B. McKinney (Exhibit 10.3 to the Registrant’s Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).

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

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: November 4, 2010	By:	/s/ Brittany B. McKinney
Brittany B. McKinney
Interim President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2010	By:	/s/ Randy W. Strobel
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

^ 10.60	Agreement for Legal Services between the Company and Robert E. Woods Professional Association dated March 5, 2010.
+ 10.61	Separation Agreement and Release of Claims dated July 28, 2010, between the Company and James D. Anderson.
^ 10.62

Separation Agreement and Release of Claims dated September 29, 2010, between the Company and Andrew K. Borgstrom (Exhibit 10.1 to the Registrant’s Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).

^ 10.63

Transitional Services Agreement dated September 29, 2010, between the Company and Andrew K. Borgstrom (Exhibit 10.2 to the Registrant’s Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).

^ 10.64

Letter Agreement dated September 29, 2010, between the Company and Brittany B. McKinney (Exhibit 10.3 to the Registrant’s Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).

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