Form 10-K
period 2011-01-01
ANALYSTS INTERNATIONAL CORP
filed 2011-02-24
CIK 6292

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2011

Commission File number 1-33981

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (July 3, 2010) was $12,564,402 based upon the closing price as reported by Nasdaq.

         As of February 22, 2010, there were 4,987,074 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

 PART I

Item 1.    Business.

Company Overview

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is an information technology ("IT") services company. We employ approximately 900 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

        From IT Staffing to Project Based Solutions, we provide a broad range of services designed to help businesses and government agencies drive value, control costs and deliver on the promise of a more efficient and productive enterprise. Our value proposition is based on:

  •
  Our nearly 45 years of experience in the IT staffing industry—our understanding of the labor market, the requirements of complex organizations and the competitive pricing and compensation rates for quality IT professionals;

  •
  Our longstanding client relationships;

  •
  Our extensive network of qualified IT professionals;

  •
  Our recruiting process which is designed to source, qualify and quickly respond with IT professionals that meet our clients' requirements; and

  •
  Our company-wide commitment to quality in all aspects of the business.

        We deliver our IT services across a broad spectrum of industries. We utilize a branch-based model, staffed with account executives and recruiters serving both local and national accounts. Our IT consultants are primarily located at various client sites throughout North America.

        Our goal is to be an employer of choice within the IT services industry. We believe we offer a competitive compensation and benefits package for our consultants, account executives, recruiters and management personnel. The average tenure of our IT consultants is four years, which reflects our commitment to our consultants and our ability to best match their talents to assignments.

IT Services

        Our IT services consist of IT Staffing, Managed Teams and Project Based Solutions. The type of IT service is determined by the needs and objectives of our clients.

  IT Staffing

        We provide quality IT professionals on demand. We supply consultants across a number of technology disciplines to companies in diversified industries. We maintain a strong consultant network, which is comprised of full-time and temporary employees and contract professionals. When recruiting candidates, we tailor our searches to match our clients' requirements and search through our consultant network, job boards, referrals and, for some clients, we utilize an offshore recruiting partner. This client-centric approach leads to more successful placements and faster ramp-up times that adds value to our clients.

        The majority of our contracts are billed on a time and materials basis and revenue is recognized as hours are worked and costs are expended. We invoice our clients in accordance with the terms of our agreement, which is primarily on a monthly basis. Our standard credit terms require our invoices to be paid within 30 days from receipt by the client.

        We generally do not have exclusivity with respect to our clients' IT staffing needs. Our clients typically use multiple IT staffing firms to ensure a competitive environment and award contracts based on price, candidate quality, fit and prior relationships.

  Managed Teams

        Our Managed Teams source IT talent and construct project teams in line with client requirements. While clients maintain overall project management and direction, our project managers direct the project team throughout the engagement and provide a single point of contact for client communications, requirement definition, and administrative and process compliance. The result is a specifically constructed team with the appropriate support that provides our clients with a flexible solution.

  Project-Based Solutions

        Our Project-Based Solutions practices deliver custom application and systems integration solutions.

        We determine contract pricing based on bill rates and mark-ups from our employees' hourly rate of pay, the hourly cost of our contract professionals and the negotiated cost of our subsuppliers. The majority of our contracts are fixed price contracts and we invoice our clients in accordance with the terms of our agreement.

        Our Project-Based Solutions are primarily delivered through two practice areas:

  Government Solutions

        Our Government Solutions practice delivers industry leading compliant solutions to government agencies. Our services are designed to connect information, data, applications and systems across justice, public safety and homeland security domains to help solve business and technology issues associated with information sharing, interoperability, systems information and workflow.

  Lawson Solutions

        We have been a certified Lawson Software partner since 1995 and have successfully implemented thousands of successful projects across the United States. We provide a full suite of enterprise resource planning (ERP) enhancement, implementation and management services so that our clients can customize offerings to address specific technical, functional or business requirements across their enterprise.

Seasonality

        We experience seasonality in our business. Quarterly results may fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of clients' businesses. As a result of the timing of holidays and seasonal vacation time taken by our IT consultants and the volume of contract renewals, we generally experience lower billable hours per consultant and lower revenues in the first and fourth quarters during a fiscal year.

Client Information

        Approximately 95% of our annual revenue is from services provided to our existing client base, which consists primarily of Fortune 500® companies. This high percentage of repeat business demonstrates our commitment to client satisfaction and the development of long-term relationships with our clients. Many of our client relationships go back more than a decade, some as far back as 25 years.

        We provided services to more than 250 clients during fiscal 2010. Our revenue for fiscal 2010 was derived from services rendered to clients in the following industry groups:

Approximate Percent of FY 2010 Revenue
Manufacturing	32.3%
Government	17.3%
Business & Technology Services	15.7%
Energy	11.5%
Finance & Insurance	5.0%
Healthcare	4.8%
Retail	4.0%
Communications	3.6%
Utilities	2.8%
Other	2.9%

        International Business Machines Corporation ("IBM") has been a significant client of ours for many years and represents the only client relationship we have that exceeds 10% of our total revenue. The services we provide to IBM are predominantly in the area of IT staffing. The IBM business accounted for approximately 11%, 11% and 13% of our total revenue for fiscal years 2010, 2009 and 2008, respectively.

Personnel

        Our business is dependent on our ability to attract and retain talented personnel to serve our clients. Our staff consists of 909 personnel. Of these, 799 are IT professionals and 110 are individuals who work in sales, recruiting, management, delivery, administrative and support positions. We believe that our relationship with our employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. AIC is an equal opportunity employer.

Competition

        The IT services industry is extremely competitive and fragmented with limited barriers to entry. Our branch offices compete primarily with local IT services firms and with regional and national companies.

        We compete with numerous independent contractors and smaller IT staffing firms that primarily concentrate their resources in one geographic market. On a regional and national basis, we compete with national IT services companies and with the computer consulting and/or IT staffing divisions of larger companies. These companies are substantially larger than us in terms of sales volumes and personnel and have substantially greater financial resources.

        Principal competitive factors in the IT services industry include technical expertise, the ability to hire quality technical personnel on a timely basis, responsiveness to clients' staffing needs in a broad spectrum of skill sets, reputation, credibility, service delivery models and bill rates. We believe we are competitive in all of these aspects.

Fiscal 2010 Business Development

  Sale of Client Contracts

        On March 3, 2010, we sold certain client contracts, property and equipment and sublet a facility. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash. We recorded a loss on the sale of approximately $50,000 which is included within Selling, administrative and other operating costs ("SG&A") in our Consolidated Statement of Operations. For the preceding 12 months before the sale date, the client contracts generated revenues of approximately $3.2 million and had an unfavorable contribution margin of approximately $0.7 million.

Available Information

        We maintain our website at www.analysts.com and make available, free of charge, in the Investor Relations section of the website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission ("SEC").

Other Matters

        Our principal executive office is located in Minneapolis, Minnesota. Raw materials, compliance with environmental protection laws, patents, trademarks, licenses, franchises, research and development, and other concessions are not material to an understanding of our business. No portion of our business is subject to re-negotiation of profits at the election of the government. No material governmental approval is required for any of our services and no existing or probable governmental regulations are material to an understanding of our business. Backlog is not material because nearly all of our contracts for services, including contracts with the government (which in the aggregate are not material), are terminable by either the client or us with notice of 30 days or less.

Item 1A.    Risk Factors

        We operate in a dynamic, rapidly changing and challenging environment that involves numerous risks and uncertainties. The risks and uncertainties described below could individually or collectively have a material adverse effect on our business, assets, profitability or prospects. While these are not the only risks and uncertainties we face, management believes that the more significant risks and uncertainties are as follows:

We have experienced changes in our strategic direction.

        During the past three years we have not met our annual strategic plan objectives. We have also experienced ongoing operating losses and significant turnover in senior management personnel. The turnover in our senior management has been accompanied by changes in our strategic vision and turnover in sales and recruiting staff.

        Our current strategic plan includes the attainment of several objectives, including:

  •
  Build a platform for growth;

  •
  Improve gross margin rates; and

  •
  Generate profitability in fiscal 2011.

        If we are unable to focus in a consistent manner on our current strategic plan, the results of our operations and our financial condition could be adversely affected.

The loss of the services of one or more of our key personnel or the inability to attract key personnel could weaken our ability to deliver quality services and could adversely affect our business.

        We are substantially dependent on certain key employees, including the services of our executive management team, to direct efforts related to execution of our strategic plan. We are also dependent on certain sales and recruiting personnel to maintain critical existing customer and consultant relationships and attract new business. The loss of one or more of these key personnel could have an adverse effect on our operations, including our ability to execute our strategic plan, maintain existing customer relationships, recruit qualified consultants or attract new clients in the context of changing economic or competitive conditions. If we are unable to attract and retain key personnel to perform these services, our business, the results of our operations and our financial condition could be adversely affected.

        Our success also depends upon our ability to attract qualified IT professionals who possess the skills, competencies and experience necessary to meet the requirements of our clients. We must continually attract and retain qualified IT professionals who meet the needs of changing customer requirements and our growth could be limited by our ability to do so. Competition for qualified personnel is strong and IT professional turnover rates can be high. If we are unable to hire or retain the talent required by our clients in a timely, cost-effective manner, negotiate mutually beneficial pay rates and benefit packages or have our new professionals timely achieve acceptable levels of productivity, it will affect our ability to successfully operate our business.

Intense competition within the IT staffing industry may result in a loss of market share or lower bill rates, both of which could adversely affect our business.

        The market for our services is extremely competitive and fragmented, with limited barriers to entry. Intense price competition in the area of IT staffing, continued pressure on bill rates, and clients' continued requests for discounts, rebates and price concessions involving lower cost models for IT staffing services, are likely to continue to exert downward pressure on our operating results and could adversely affect our operating results. Management expects that our clients will continue, for the foreseeable future, to request lower cost offerings for IT staffing services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts, engagement of vendor management organizations and the use of offshore resources, all of which tend to lower our gross margins. There has been a significant increase in the number of clients consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate purchases has in some cases made it more difficult for us to obtain or retain clients. We also face the risk that certain of our current and prospective clients may decide to provide similar services internally.

        Our ability to respond to client requests for lower pricing or to provide other low-cost services will have a direct effect on our performance. If we are unable to maintain or increase (a) the number of hours billed by our IT professionals, (b) their current billing and/or utilization rates or (c) the gross margins we realize from their work, our financial results will be negatively affected. Our gross margins, and therefore our profitability, are largely a function of the rates we charge for our services and the utilization rate, or chargeability, of our IT professionals. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our IT professionals, we will not be able to sustain our profit margin and our profitability will suffer. Additionally, stiff competition, especially in IT staffing, may also require us to accept less favorable contractual terms, especially in the area of limitations on liability (with respect to both direct and consequential damages) and indemnification. We are also experiencing pressure from some clients who desire to utilize companies with larger market capitalization than ours for their IT staffing needs. Further, we do not have an "offshore" outsourcing or development center and do not have any strategic alliances with a partner to provide offshore services.

        Additionally, many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we have and as a result, may be able to adjust to changing market conditions and respond to client demands more effectively. They may also have greater resources to devote to the development of new technologies, products and services. It is possible that new competitors, alliances among competitors or alliances between competitors and third parties may emerge and acquire significant market share. If this were to occur, it could have an adverse effect on our business, results of operations and financial condition. We expect highly competitive conditions in the market for IT staffing services to continue for the foreseeable future.

Our client contracts are typically short term and subject to cancellation without penalty.

        We provide services to our clients under contracts that can be generally cancelled without penalty and upon short notice. These cancellations could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or the economy in general. When contracts are cancelled, we lose the anticipated future revenue, gross margin and we may be unable to eliminate our associated cost or reassign our IT professionals in a timely manner. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our IT professionals, which would have a negative effect on our business, financial condition and results of operations.

We may be subject to liability to our clients under certain circumstances.

        If we do not meet our contractual obligations to a client, we may be subject to legal liability to our client. Our contracts typically include provisions to limit our exposure to legal claims arising from the services we provide; however, these provisions may not protect us, or may not be enforceable under some circumstances or under the laws of some jurisdictions. If we cannot or do not fulfill our obligations or have adequate contract protection, we could face legal liability. Although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities. In addition, if we were to fail to deliver services properly, we may not be able to collect any related accounts receivable or could even be required to refund amounts paid by the client.

        The protection of client, employee and company data is critical to our business. Our clients have an expectation that we will adequately protect their confidential information, and we are subject to various laws and regulations which require us to maintain the confidentiality of client and employee information. If any of our employees negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients.

We have adopted a shareholder rights plan and other charter provisions that could make it difficult for another company to acquire control of the Company or limit the price investors might be willing to pay for our stock.

        We have adopted a Rights Agreement, commonly known as a "poison pill," under which each stockholder of the Company holds one share purchase right, which we refer to as a Right, for each share of Company common stock held. The Rights become exercisable upon the occurrence of certain events and may make the acquisition of our Company more difficult and expensive. In addition, our bylaws contain provisions that may make the acquisition of our Company more difficult without the approval of our board of directors, including a provision requiring shareowners intending to make a director nomination or bring other business at a shareowner meeting to have provided the Company advance written notice of such nominations or business, generally not less than 120 days before the shareowner meeting.

Forward-Looking Statements

        This Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) about: (i) our strategic plans, the objectives of those strategic plans and our ability to successfully implement our strategic plans, including our goal of profitability during fiscal 2011, (ii) our expectations with respect to the demand for our services and continuing pressure from clients to request lower cost offerings for IT staffing services, (iii) our expectations with respect to competition in our industry and our ability to compete, and (iv) our expectations with respect to our financial results and operating performance. You can identify these statements by the use of words such as anticipate, estimate, expect, should, project, forecast, intend, plan, believe, will and other words and terms of similar meaning or import, or variations thereof, and in connection with any discussion of future operating or financial performance.

        Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a local and national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key client relationships or to attract new clients, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce or leverage our operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for clients or the risk that we may be subject to claims for indemnification under contracts with our clients, (viii) our inability to comply with the requirements in our line of credit or to obtain a replacement line of credit on commercially reasonable terms, and (ix) as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Annual Report on Form 10-K for fiscal year 2010 (especially in the Management's Discussion and Analysis and Risk Factors section thereof) and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-K are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are currently located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building in which we currently lease approximately 31,000 square feet. This lease is set to expire in May 2012.

        In September 2010, we amended the lease agreement for our principal executive offices to remove approximately 22,000 leased square feet in exchange for a significant reduction in our rental payments over the remaining term of the lease. In addition, the amended lease agreement provided our landlord with an option to take possession of the remaining 31,000 square feet in exchange for a significant reduction in our rental payments over the remaining term of the lease. In December 2010, the landlord exercised their option for the remaining 31,000 square feet, which will require us to vacate the majority of our current leased square footage by May 31, 2011 and vacate the remaining leased square footage by August 31, 2011. We are currently evaluating alternative locations for our principal executive offices.

        All other locations are held under leases with varying expiration dates ranging from one month to approximately four years.

Item 3.    Legal Proceedings.

        There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject, other than routine litigation and other matters incidental to the business.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2010.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

a)    Market Information

        On February 26, 2010, we amended our Articles of Incorporation to effect a one-for-five reverse stock split ("Reverse Stock Split"). As a result of the Reverse Stock Split, every five shares of our Common Stock were automatically converted into one share of our Common Stock immediately prior to the opening of trading on March 1, 2010. All fractional shares were rounded down. To reflect the effect of the Reverse Stock Split, we have retroactively adjusted all share and per share data for the periods presented.

        Our common shares are traded on The Nasdaq Global Market under the symbol ANLY. The table below sets forth for the periods indicated the high and low intraday sales prices for our common stock as reported by Nasdaq.

	Market Range
	High	Low
Fiscal Year Ended January 1, 2011
Fourth Quarter	$2.65	$1.63
Third Quarter	2.59	2.01
Second Quarter	3.37	2.18
First Quarter	7.00	1.60
Fiscal Year Ended January 2, 2010
Fourth Quarter	$5.25	$3.00
Third Quarter	5.00	2.55
Second Quarter	4.30	1.85
First Quarter	2.75	1.30

b)    Holders of our Common Equity

        As of February 22, 2011, there were approximately 936 shareholders of record of our common stock.

c)     Dividends

        We have not declared or paid dividends on our common stock during the last five fiscal years and currently have no intention of initiating a dividend paying policy.

d)    Stock Performance

        Not applicable.

e)     Issuer Purchases of Equity Securities

        We did not engage in any repurchases of our common stock during the fourth quarter of the fiscal year ended January 1, 2011.

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

A.    Our Business

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is an information technology ("IT") services company. We employ approximately 900 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

B.    Review of Fiscal 2010 Strategic Plan

        Our primary goal for fiscal 2010 was to achieve profitability and return value to our shareholders. We focused our efforts on growing our IT Staffing business, improving the productivity of sales and recruiting, controlling costs and delivering profitable financial results.

        Our five main objectives for fiscal 2010 and the related results are as follows:

  1.
  Increase revenue

          During fiscal 2010, our revenues declined $36.5 million, or 25.5%, from fiscal 2009. After adjusting for our planned exit from non-core and low-margin lines of business, our revenues declined 7.5% from fiscal 2009.

  2.
  End fiscal 2010 with 1,000 billable consultants

          We ended fiscal 2010 with 799 billable consultants, a decline of 79 billable consultants, or 9.0%, from the end of fiscal 2009.

  3.
  Achieve industry standard gross margin rates

          Our fiscal 2010 gross margin rate was 22.3%, an improvement of 230 basis points over our fiscal 2009 gross margin rate.

  4.
  Become a profitable company

          In fiscal 2010, we generated a net loss of $0.5 million, an improvement of $15.4 million from fiscal 2009. In the third and fourth quarters of fiscal 2010, we generated net income of $0.6 million and $0.9 million, respectively.

  5.
  Build cash to invest in our strategy

          We ended fiscal 2010 with approximately $4.3 million in cash and cash equivalents, an increase of $0.5 million since the beginning of fiscal 2010.

C.    Fiscal 2011 Strategic Plan

        Our primary goals for fiscal 2011 are to deliver profitability while making the investments required to position us for long term growth and return AIC to a leading IT services company. Our strategy emphasizes:

  •
  Building on our strong brand;

  •
  Leveraging our longstanding client relationships; and

  •
  Investing in core markets where we believe we can become a market leader in either presence or specialty.

        Our fiscal 2011 objectives in support of our strategy are as follows:

  1.
  Build a platform for growth;

  2.
  Improve gross margin rates;

  3.
  Generate profitability in fiscal 2011.

  •
  Build a platform for growth

          We expect to invest in our core markets and selectively pursue IT staffing acquisitions.

          We expect to increase our sales and recruiting capacity by more than 40% from the beginning of fiscal 2011. Based on the time we believe it takes an account executive and a recruiter to reach full productivity, we believe there will be a positive impact on fiscal 2011 revenues; however, we expect a greater impact on future period revenues.

          Our acquisition strategy is to identify IT staffing firms located in our core markets that complement our existing IT staffing business. We will evaluate future acquisitions based on the size of the firm, capabilities of their sales force and recruiter personnel and cultural fit as well as other relevant criteria.

  •
  Improve gross margin rates

          We anticipate further gross margin rate improvement from the 22.3% we achieved in fiscal 2010 as we continue to change our mix of business and focus on our core markets.

  •
  Generate profitability in fiscal 2011

          We plan to make investments in our sales and recruiting operations, however, we believe improvements in our gross margin rate and continued focus on controlling our administrative and other operating costs will allow us to generate profitability in fiscal 2011.

D.    Business Developments

  Change in Leadership

        On December 14, 2009, our Board of Directors terminated the employment of Elmer N. Baldwin, pursuant to the terms of his employment agreement. Mr. Baldwin served as the President, Chief Executive Officer and Director of the Company. On December 18, 2009, our Board of Directors appointed Andrew K. Borgstrom as President and Chief Executive Officer. Mr. Borgstrom had been a member of our Board since May 2008.

        On September 28, 2010, Mr. Borgstrom resigned as President, Chief Executive Officer and a Director of our Company. Under a transitional services agreement, Mr. Borgstrom was available to assist AIC with ongoing business initiatives through January 31, 2011. On September 29, 2010, our Board of Directors appointed Brittany B. McKinney as our Interim President and Chief Executive Officer.

        On February 22, 2011, our Board of Directors appointed Ms. McKinney as our President and Chief Executive Officer and a nominee for Director of our Company.

  Reverse Stock Split and Amendment to Rights Plan

        On February 26, 2010, we amended our Articles of Incorporation to effect a one-for-five reverse stock split (the "Reverse Stock Split") of its common stock, par value $0.10 per share (the "Common Stock"). As a result of the Reverse Stock Split, every five shares of our Common Stock were automatically converted into one share of our Common Stock immediately prior to the opening of trading on March 1, 2010. All fractional shares were rounded down and any shareholder that would be entitled to receive a fractional share would be paid the fair market value of the fractional share in cash.

        To reflect the effect of the Reverse Stock Split, we have retroactively adjusted all share and per share data to reflect the Common stock and Additional capital line in our Consolidated Balance Sheets as of January 2, 2010 and the weighted-average shares outstanding in our Consolidated Statements of Operations and related disclosures for the periods presented.

        The Reverse Stock Split also resulted in proportionate adjustments under our then-existing Amended and Restated Rights Agreement having an effective date of February 27, 2008 (the "Amended Rights Plan") in (a) the number of shares issuable under the Amended Rights Plan and (b) the Purchase Price.

        On May 25, 2010, we amended the Amended Rights Plan by entering into Amendment No. 1 to the Amended Rights Plan with Wells Fargo Bank, N.A. as rights agent ("Amendment No. 1"). The principal purposes of Amendment No. 1 were to reflect the Reverse Stock Split (by decreasing the Purchase Price for Common Share Purchase Rights to $30.00 per share), and to make certain other technical and conforming changes.

  Sale of Client Contracts

        On March 3, 2010, we sold certain client contracts, property and equipment and sublet a facility. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash. We recorded a loss on the sale of approximately $50,000 which is included within Selling, administrative and other operating costs ("SG&A") in our Consolidated Statement of Operations. For the preceding 12 months before the sale date, the client contracts generated revenues of approximately $3.2 million and had an unfavorable contribution margin of approximately $0.7 million.

  Sale of the Company's Value Added Reseller ("VAR") Assets

        On August 4, 2009, we entered into and closed on an asset sale agreement for our VAR operations. In consideration for the assets sold, which were primarily client contracts, and the liabilities transferred, we received $3.0 million in cash at closing and, based on the number of client contract assignments received prior to December 31, 2009, we earned an additional $0.5 million, which was collected in fiscal 2010, and was recorded in Prepaid expenses and other current assets on our fiscal 2009 Consolidated Balance Sheets. We recorded a gain on the sale of the net assets of $0.1 million in fiscal 2009.

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

  Restructuring Costs and Other Severance Related Costs

        For fiscal 2010, we recorded a net reversal of restructuring costs and other severance-related costs of $0.3 million. The net reversal is comprised of a $0.4 million charge relating to severance and other severance-related expenses and a reversal of $0.7 million primarily relating to the modification of lease agreements for office space previously vacated.

        For fiscal 2009, we recorded severance and other severance-related charges and office closure and consolidation charges totaling $3.8 million. Of these charges, $1.6 million related to severance and other severance-related costs and $2.2 million related to future rent obligations, net of anticipated sub-lease income.

        For fiscal 2008, we recorded severance and other severance-related charges and office closure and consolidation charges totaling $2.9 million. Of these charges, $2.6 million related to severance and other severance-related costs and $0.3 million related to future rent obligations, net of anticipated sub-lease income.

  Revolving Credit Facility

        On September 30, 2009, we entered into a revolving line of credit ("Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo"). On February 23, 2011, we entered into the First Amendment with Wells Fargo ("Amended Credit Facility"), which amended the terms of the Credit Facility and extended the maturity date to September 30, 2014. Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit.

E.    Overview of Fiscal 2010 Results

        During fiscal 2010, we focused on increasing our mix of higher margin services, exiting low-margin, non-core lines of business and continuing to reduce our selling, administrative and other expenses.

        For fiscal 2010, our revenues decreased $36.5 million, or 25.5%, from fiscal 2009 primarily due to our exit from non-core and low-margin lines of business in fiscal 2009 (18.0%) and from less demand for our IT services (7.5%).

        Gross margins as a percent of revenue increased 230 basis points from 20.0% in fiscal 2009 to 22.3% in fiscal 2010 due to our focus on higher margin business and exiting low margin lines of business.

        SG&A expenses declined $13.3 million in fiscal 2010 over fiscal 2009, to 23.0% of revenues, due largely to our asset sales, the impact of the personnel and facility reductions and the overall reduction in business volume.

        We generated cash from operations of $0.6 million and cash from investing activities of $0.1 million during fiscal 2010. As of January 1, 2011, we had a cash balance of $4.3 million and no borrowings under our Credit Facility.

 RESULTS OF OPERATIONS FOR FISCAL 2010 AS COMPARED TO FISCAL 2009

        The following table illustrates the relationship between revenue and expense categories and provides a count of employees and technical consultants for fiscal 2010 versus fiscal 2009.

	Year Ended Fiscal 2010		Year Ended Fiscal 2009		Increase (Decrease)
(Dollars in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	%
Revenue:
Professional services provided directly	$106,056	99.4%	$131,338	91.8%	$(25,282)	(19.2)%
Professional services provided through subsuppliers	632	0.6	2,488	1.7	(1,856)	(74.6)
Product sales	—	0.0	9,339	6.5	(9,339)	(100.0)

Total revenue	106,688	100.0	143,165	100.0	(36,477)	(25.5)
Expenses:
Cost of services provided directly	82,313	77.1	104,251	72.8	(21,938)	(21.0)
Cost of services provided through subsuppliers	598	0.6	2,350	1.6	(1,752)	(74.6)
Cost of product sales	—	0.0	7,973	5.6	(7,973)	(100.0)
Selling, administrative and other operating costs	24,554	23.0	37,886	26.5	(13,332)	(35.2)
Restructuring costs and other severance related costs	(300)	(0.3)	3,825	2.7	(4,125)	(107.8)
Impairment of intangible assets	—	0.0	2,268	1.6	(2,268)	(100.0)
Amortization of intangible assets	—	0.0	491	0.3	(491)	(100.0)

Total expenses	107,165	100.4	159,044	111.1	(51,879)	(32.6)
Operating loss	(477)	(0.4)	(15,879)	(11.1)	(15,402)	(97.0)
Non-operating income	14	0.0	41	0.0	(27)	(65.9)
Interest expense	(13)	(0.0)	(39)	(0.0)	(26)	(66.7)

Loss before income taxes	(476)	(0.4)	(15,877)	(11.1)	(15,401)	(97.0)
Income tax expense	4	0.0	30	0.0	(26)	(86.7)

Net loss	$(480)	(0.4)%	$(15,907)	(11.1)%	$(15,427)	(97.0)%

Personnel:
Management and Administrative	110		137		(27)	(19.7)%
Consultants	799		878		(79)	(9.0)%

  Revenue

        Revenue from services provided directly declined 19.2% to $106.1 million for fiscal 2010 from $131.3 million for fiscal 2009. The decline in revenue was primarily due to our exit from non-core and low-margin lines of business (18.0%) and from less demand for our IT services (7.5%). The overall decline in revenue from services provided directly resulted in a reduction in the number of billable hours and IT consultants, which was partially offset by a 4.7% increase in overall billing rates over the prior year period.

        Our subsupplier revenue, which is mainly pass-through revenue with associated fees, declined by 74.6% in fiscal 2010 compared to fiscal 2009 as a result of focusing on higher margin business. With the sale of the assets of our VAR operations in third quarter of fiscal 2009, hardware and software product sales are no longer a material part of our operations.

  Cost of Services Provided Directly

        Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue decreased to 77.6% in fiscal 2010 compared to 79.4% in fiscal 2009. The decrease in expense as a percentage of direct revenue is primarily due to the reduction in volume at lower margin staffing accounts.

  Cost of Services Provided Through Subsuppliers

        Cost of services provided through subsuppliers represents our cost when we utilize third parties to fulfill our obligations to our large staffing clients. This category of expense as a percentage of revenue for services provided through subsuppliers was 94.6% in fiscal 2010 compared to 94.5% in fiscal 2009.

  Cost of Product Sales

        Cost of product sales represents our cost when we resold hardware and software products. This category of expense, as a percentage of product sales, was 85.4% for fiscal 2009. With the sale of our VAR operations in the third quarter of fiscal 2009, hardware and software product sales are no longer a material part of our operations.

  Selling, Administrative and Other Operating Costs

        SG&A costs include management and administrative salaries and benefits, commissions paid to sales representatives and recruiters, location costs and other administrative costs. This category of costs decreased $13.3 million from fiscal 2009 and represented 23.0% of total revenue for fiscal 2010 compared to 26.5% for fiscal 2009. In fiscal 2010, SG&A expenses decreased $7.2 million as a result of the asset sales, $3.2 million from the impact of personnel and related cost reductions and $2.9 million from the implementation of non-personnel cost reductions.

  Restructuring Costs and Other Severance Related Costs

        During fiscal 2010, we recorded a net reversal of restructuring costs and other severance-related costs of $0.3 million. The net reversal is comprised of a $0.4 million charge relating to severance and severance-related expenses and a reversal of $0.7 million primarily relating to the modification of lease agreements for office space previously vacated..

        For fiscal 2009, we recorded workforce reduction charges and office closure and consolidation charges totaling $3.8 million. Of these charges, $1.6 million related to severance and other severance-related costs and $2.2 million related to future rent obligations, net of anticipated sub-lease income.

  Impairment of Intangible Assets

        During the second quarter of fiscal 2009, we reviewed our client lists in accordance with ASC Topic 360, Property, Plant, and Equipment based on the expectation that the business with which the client lists are associated would be sold significantly before the end of their previously estimated useful life. Additionally, in determining fair value, we considered the expected consideration to be received from the sale of the VAR assets, which implied the client lists were impaired. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the client lists exceeded the fair value.

  Amortization of Intangible Assets

        Amortization of intangible assets primarily related to our client lists. This category of expense decreased during fiscal 2010 from the prior year due the sale of all our remaining client lists in third quarter of fiscal 2009.

  Non-operating Income

        Non-operating income decreased slightly in fiscal 2010 compared to fiscal 2009 as a result of less interest income earned from our cash balances due to lower interest rates and lower interest income earned related to a client equipment lease.

  Interest Expense

        We had no borrowing outstanding for fiscal 2010 compared to average borrowings of $13,500 for fiscal 2009. At the end of fiscal 2009, the interest rate was 3.75% and we incurred interest expense of $39,000.

  Income Taxes

        For fiscal 2010 and 2009, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit because any tax expense or benefit which would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset. If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes "more likely than not," we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

  Personnel

        Our IT professional staff levels finished fiscal 2010 at 799, a 9.0% decline from the end of fiscal 2009. The decline in IT professional staff levels is primarily due to an overall decline in business volume and the sale of assets. The decline in management and administrative personnel is due to our focus on reducing the number of management and administrative personnel that are necessary to support the existing business operations.

  Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 1, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

NM = not material

  Revenue

        Total revenue from services provided directly declined 39.3% to $131.3 million for fiscal 2009 from $216.5 million for fiscal 2008. The decline in revenue was primarily due to a reduction in the number of billable hours as a result of lower business volumes and the sale of the assets of the VAR operations on August 4, 2009 and MCS operations on September 25, 2009, partially offset by a 3.6% increase in overall billing rates over the prior fiscal year.

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

  Cost of Services Provided Directly

        Cost of services provided directly represents our payroll and benefit costs associated with our billable consultants. This category of expense as a percentage of direct services revenue increased to 79.4% for fiscal 2009 from 78.9% for fiscal 2008 due to the impact of client bill rate reductions without offsetting consultant pay rate reductions.

  Cost of Services Provided Through Subsuppliers

        Cost of services provided through subsuppliers represents the cost of third parties to fulfill the obligations to our clients. This category of expense as a percentage of revenue for services provided through subsuppliers was 94.5% for fiscal 2009 compared to 96.4% for fiscal 2008. The decrease in expense as a percentage of subsupplier revenue was primarily due to the retention of a higher margin client relationship in fiscal 2009 versus fiscal 2008.

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

  Restructuring Costs and Other Severance Related Costs

        For fiscal 2009, we recorded severance and other severance-related charges and office closure and consolidation charges totaling $3.8 million. Of these charges, $1.6 million related to severance and other severance-related costs and $2.2 million related to future rent obligations, net of anticipated sub-lease income.

        For fiscal 2008, we recorded severance and other severance-related and office closure and consolidation charges totaling $2.9 million. Of these charges, $2.6 million related to severance and other severance-related costs and $0.3 million related to future rent obligations, net of anticipated sub-lease income.

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

  Impairment of Intangible Assets

        During the second quarter of fiscal 2009, we reviewed our client lists in accordance with FASB SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (codified in FASB ASC Topic 360, Property, Plant, and Equipment) based on the expectation that the business with which the client lists are associated would be sold significantly before the end of their previously estimated useful life. Additionally, in determining fair value, we considered the expected consideration to be received from the sale of the VAR assets, which implied the client lists were impaired. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the client lists exceeded the fair value.

  Amortization of Intangible Assets

        Amortization of intangible assets primarily relates to our client lists. This category of expense decreased during fiscal 2009 compared to fiscal 2008 due to the SequoiaNet.com trade name and a related client list becoming fully amortized during fiscal 2008, the impairment of intangible assets recorded in fiscal 2009 and the sale of the assets of the VAR operations on August 4, 2009 whereby we disposed of the remaining balance of our client lists intangible asset.

  Non-operating Income

        Non-operating income decreased slightly in fiscal 2009 compared to fiscal 2008 as a result of less interest income earned from our cash balances due to lower interest rates and lower interest income earned related to a client equipment lease.

  Interest Expense

        Interest expense decreased to $39,000 for fiscal 2009 from $156,000 for fiscal 2008 due to a decrease in average borrowings from $2.4 million for fiscal 2008 to $13,500 for fiscal 2009. Offset slightly by an increase in interest rates from 3.25% at the end of the fourth quarter of fiscal 2008 to 3.75% at the end of the fourth quarter of fiscal 2009.

  Income Taxes

        For fiscal 2009 and 2008, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit because any tax expense or benefit which would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset. If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes "more likely than not," we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

  Personnel

        Our IT professional staff levels finished fiscal 2009 at 878, a 34.9% decline against the comparable prior period. The decline in IT professional staff levels was due to the sale of assets of our VAR operations during the third quarter of fiscal 2009 and an overall decline in business volume. The decline in management and administrative personnel was due to our focus on reducing the number of management and administrative personnel that are necessary to support the business operations and due to the sale of the VAR operations. The reported IT professional staff levels for fiscal 2008 exclude MCS, our medical staffing business, due to the separate industry focus of that business.

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

Liquidity and Capital Resources

        The following table provides information relative to the liquidity of our business.

(In thousands)	January 1, 2011	January 2, 2010	Increase (Decrease)	Percentage Increase (Decrease)
Cash and cash equivalents	$4,328	$3,818	$510	13.4%
Accounts receivable	17,425	23,028	(5,603)	(24.3)
Prepaid expenses and other current assets	643	1,442	(799)	(55.4)

Total current assets	$22,396	$28,288	$(5,892)	(20.8)%

Accounts payable	$4,261	$6,958	$(2,697)	(38.8)%
Line of credit	—	—	—	NM
Salaries and benefits	2,189	2,498	(309)	(12.4)
Deferred revenue	359	310	49	15.8
Deferred compensation	181	522	(341)	(65.3)
Restructuring accrual	339	2,038	(1,699)	(83.4)
Other current liabilities	694	960	(266)	(27.7)

Total current liabilities	$8,023	$13,286	$(5,263)	(39.6)%

Working capital	$14,373	$15,002	$(629)	(4.2)%
Current ratio	2.79	2.13	0.66	31.0%
Total shareholders' equity	$14,469	$14,948	$(479)	(3.2)%

NM = not material

  Change in Working Capital

        Working capital was $14.4 million at January 1, 2011, a $0.6 million reduction from January 2, 2010. The current ratio increased by 31.0% to 2.79 at January 1, 2011 compared to 2.13 at January 2, 2010.

        Our total current assets decreased approximately $5.9 million in fiscal 2010 compared to fiscal 2009 as a result of lower accounts receivable and prepaid expenses and other current assets offset slightly by an increase in our cash and cash equivalents. Our accounts receivable decreased 24.3% due to reduced business volumes and improved collection experience, which lowered our days sales outstanding from 78 at the end of fiscal 2009 to 63 at the end of fiscal 2010. Our prepaid expenses and other current assets decreased as a result of collecting approximately $0.5 million in contingent consideration during fiscal 2010 related to the sale of the VAR assets in fiscal 2009.

        Our total current liabilities decreased approximately $5.3 million in 2010 compared to fiscal 2009 as a result of lower accounts payable balances due to reduced business volumes and restructuring accrual payments. The reduction in the number of personnel at the end of fiscal 2010 is primarily responsible for the lower salaries and benefits balance and the deferred compensation balance decreased as a result of payments made in fiscal 2010 to previous executives.

        We believe our existing working capital and availability under our Amended Credit Facility with Wells Fargo will be sufficient to support the cash flow needs of our business in fiscal 2011. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

  Sources and Uses of Cash/Credit Facility

        Cash and cash equivalents increased by $0.5 million from January 2, 2010 to January 1, 2011. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and through the use of our credit facility.

        On September 30, 2009, we entered into a Credit Facility with Wells Fargo. On February 23, 2011, we entered into the Amended Credit Facility, which amended the terms of the Credit Facility and extended the maturity date to September 30, 2014. Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Amended Credit Facility will fluctuate based on our level of eligible accounts receivable.

        The Amended Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 1.50% - 2.50%, depending on our operating results. The Credit Facility had a one-time origination fee of $150,000, the balance of which is being amortized over the new term of the Amended Credit Facility. The annual unused line fee varies between 0.25% - 0.375%, depending on our operating results, on the daily average unused amount. The maturity date of the Amended Credit Facility is September 30, 2014 and may be terminated or reduced by us on 90 days notice in exchange for a termination fee of 1.0% of the maximum line amount or reduction of the maximum line amount through September 30, 2011, 0.50% thereafter until September 30, 2012, 0.25% thereafter until September 30, 2013 and no fee in the final year. Borrowings under the Amended Credit Facility are secured by all of our assets.

        The Amended Credit Facility requires us to meet certain levels of year-to-date earnings before taxes. Additionally, the Amended Credit Facility limits our annual capital expenditures to $2.0 million and contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

        Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control and bankruptcy events.

        As of January 1, 2011, we were in compliance with all the requirements and had no borrowing under the Credit Facility. Total availability under the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.4 million as of January 1, 2011.

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

        On August 4, 2009, we entered into and closed on an asset sale agreement for our VAR operations. In consideration for the assets sold, which were primarily client contracts, and the liabilities transferred, we received $3.0 million in cash at closing and based on the number of client contracts assignments received prior to December 31, 2009, we earned an additional $0.5 million, which we collected during fiscal 2010, and was recorded in Prepaid expenses and other current assets on our Consolidated Balance Sheets for fiscal 2009.

        On September 25, 2009, we entered into and closed on an asset sale agreement for our MCS operations. In consideration for the assets sold and the liabilities transferred, we received $0.5 million in cash.

        On March 3, 2010, we closed on an asset sale agreement for certain client contracts. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash.

        During fiscal 2010, we made capital expenditures totaling $0.1 million compared to $1.3 million in fiscal 2009.

        As of January 1, 2011, we had federal and state net operating loss carry forwards of approximately $23.5 million and $2.9 million, respectively. If we are successful in reaching profitability, we expect our federal and state net operating loss carry forwards to offset approximately $69.0 million of pretax earnings.

  Contractual Obligations

        We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies. We lease office facilities under non-cancelable operating leases, are engaged in license agreements with future commitments, and have deferred compensation that is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan and other agreements. We incur interest expense on our deferred compensation obligation. Minimum future obligations on operating leases (net of sublease contracts), license agreements, and deferred compensation as of January 1, 2011, are as follows:

(In thousands)	1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years	Total
Line of credit	$—	$—	$—	$—	$—
Operating leases	1,429	708	48	—	2,185
Maintenance agreements	138	—	—	—	138
Capital lease obligations	48	—	—	—	48
Deferred compensation	170	238	196	478	1,082

Total	$1,785	$946	$244	$478	$3,453

Critical Accounting Estimates & Policies

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

  Revenue Recognition Policy

        We generally recognize revenue as services are performed. This includes IT Staffing, Managed Team and Project-Based Solutions services that are billed on an hourly basis.

        We periodically enter into fixed price engagements. When we enter into such an engagement, revenue is recognized over the life of the contract based on time and materials input to date and the estimate of time and materials to complete the project. This method of revenue recognition relies on accurate estimates of the cost, scope, and duration of the engagement. If we do not accurately estimate the resources required or the scope of the work to be performed, then future revenues may be negatively affected or losses on contracts may need to be recognized. All future anticipated losses are recognized in the period they are identified.

        Some of our fixed price engagements include multiple deliverable arrangements which are accounted for utilizing the guidelines of ASC Topic 605-25, Multiple-Element Arrangements. We account for each of the components of multiple deliverable arrangements separately by using the estimated selling price of each component to allocate the total consideration of the arrangement to the separate components.

        In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry. If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, we classify the amount billed to the client as subsupplier revenue. These revenues, however, are recorded on a gross versus net basis because we retain credit risk and are the primary obligor to our client. All revenue derived from services provided by our employees or other contractors working directly for us are recorded as direct revenue.

  Income Taxes

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal, Ontario province and the United Kingdom. As of January 1, 2011, there are no federal, state, and foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2007, and with few exceptions, the same for state and local audits.

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

        We adopted the provisions of FASB ASC Topic 740 on December 31, 2006. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We recognize interest and penalties related to uncertain tax positions within interest and penalties expense.

New Accounting Pronouncements and Interpretations

        There have been no new accounting pronouncements issued or changes to existing pronouncements during the fiscal year ended January 1, 2011 that would have a material impact on our financial results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)	January 1, 2011	January 2, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,328	$3,818
Accounts receivable, less allowance for doubtful accounts of $713 and $958, respectively	17,425	23,028
Prepaid expenses and other current assets	643	1,442

Total current assets	22,396	28,288
Property and equipment, net of accumulated depreciation of $8,290 and $10,774, respectively	784	1,846
Other assets	432	543

Total assets	$23,612	$30,677

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,261	$6,958
Line of credit	—	—
Salaries and benefits	2,189	2,498
Deferred revenue	359	310
Deferred compensation	181	522
Restructuring accrual	339	2,038
Other current liabilities	694	960

Total current liabilities	8,023	13,286
Non-current liabilities:
Deferred compensation	901	1,037
Restructuring accrual	167	1,045
Other long-term liabilities	52	361

Total non-current liabilities	1,120	2,443
Shareholders' equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 4,985,874 and 4,984,674, respectively	498	498
Additional capital	25,599	25,598
Accumulated deficit	(11,628)	(11,148)

Total shareholders' equity	14,469	14,948

Total liabilities and shareholders' equity	$23,612	$30,677

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands except per share amounts)	2010	2009	2008
Revenue:
Professional services provided directly	$106,056	$131,338	$216,492
Professional services provided through subsuppliers	632	2,488	32,674
Product sales	—	9,339	35,037

Total revenue	106,688	143,165	284,203
Expenses:
Cost of services provided directly	82,313	104,251	170,745
Cost of services provided through subsuppliers	598	2,350	31,494
Cost of product sales	—	7,973	31,653
Selling, administrative and other operating costs	24,554	37,886	50,087
Restructuring costs and other severance related costs	(300)	3,825	2,861
Intangible assets impairment	—	2,268	—
Goodwill impairment	—	—	6,299
Amortization of intangible assets	—	491	1,027

Total expenses	107,165	159,044	294,166
Operating loss	(477)	(15,879)	(9,963)
Non-operating income	14	41	121
Interest expense	(13)	(39)	(156)

Loss before income taxes	(476)	(15,877)	(9,998)
Income tax expense	4	30	136

Net loss	$(480)	$(15,907)	$(10,134)

Per common share (basic):
Net loss	$(0.10)	$(3.19)	$(2.03)
Per common share (diluted):
Net loss	$(0.10)	$(3.19)	$(2.03)
Weighted-average shares outstanding:
Basic	4,986	4,985	4,983
Diluted	4,986	4,985	4,983

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	2010	2009	2008
Cash flows from operating activities:
Net loss	$(480)	$(15,907)	$(10,134)
Adjustments to net loss:
Depreciation	860	1,348	1,592
Amortization of intangible assets	—	491	1,027
Impairment of intangible assets	—	2,268	—
Impairment of goodwill	—	—	6,299
Loss (gain) on sale or disposal of assets	167	(222)	54
Stock based compensation	1	460	494
Changes in:
Accounts receivable	5,603	18,128	25,538
Accounts payable	(2,726)	(8,089)	(11,955)
Salaries and benefits	(309)	(749)	(4,302)
Restructuring accrual	(2,577)	2,834	(1,789)
Deferred compensation	(477)	(107)	(1,541)
Prepaid expenses and other assets	910	(264)	720
Deferred revenue	49	(489)	(696)
Other accrued liabilities	(395)	(65)	60

Net cash provided by (used in) operating activities	626	(363)	5,367
Cash flows from investing activities:
Expended for property and equipment additions	(122)	(1,259)	(1,449)
Proceeds from asset sales, net	186	3,294	—

Net cash provided by (used in) investing activities	64	2,035	(1,449)
Cash flows from financing activities:
Net change in line of credit	—	—	(1,587)
Payment of capital lease obligation	(180)	(142)	(134)

Net cash used in financing activities	(180)	(142)	(1,721)
Net increase in cash and cash equivalents	510	1,530	2,197
Cash and cash equivalents at beginning of period	3,818	2,288	91

Cash and cash equivalents at end of period	$4,328	$3,818	$2,288

Cash paid (received) during the year for:
Income taxes	$(9)	$70	$102
Interest	$13	$134	$173
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$—	$7	$330
Capital lease	$—	$—	$507

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Shareholders' Equity

(In thousands)	Outstanding Shares	Common Stock	Additional Capital	Accumulated Earnings (Deficit)	Total Shareholders' Equity
Balance as of December 29, 2007	4,980,474	$498	$24,644	$14,893	$40,035
Common stock issued—1,800 shares as stock grants	1,800	—	13	—	13
Share based compensation expense	—	—	481	—	481
Net loss (comprehensive loss)	—	—	—	(10,134)	(10,134)

Balance as of January 3, 2009	4,982,274	498	25,138	4,759	30,395
Common stock issued—2,400 shares as stock grants	2,400	—	5	—	5
Share based compensation expense	—	—	455	—	455
Net loss (comprehensive loss)	—	—	—	(15,907)	(15,907)

Balance as of January 2, 2010	4,984,674	498	25,598	(11,148)	14,948
Common stock issued—1,200 shares as stock grants	1,200	—	3	—	3
Share based compensation expense	—	—	(2)	—	(2)
Net loss (comprehensive loss)	—	—	—	(480)	(480)

Balance as of January 1, 2011	4,985,874	$498	$25,599	$(11,628)	$14,469

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

  Description of business

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is a national information technology ("IT") services company with 11 U.S. office locations. We employ approximately 900 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

  Basis of presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

  Fiscal year

        Our fiscal year ends on the Saturday closest to December 31. References to fiscal years 2010, 2009 and 2008 refer to the fiscal years ended January 1, 2011, January 2, 2010, and January 3, 2009 respectively. Fiscal years 2010 and 2009 contain 52 weeks and fiscal year 2008 contains 53 weeks.

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

  Fair value measurements

        We follow the guidance of FASB ASC Topic 820, Fair Value Measurements and Disclosures herein referred to as ("ASC Topic 820") which:

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

        The adoption of ASC Topic 820 had no impact on our consolidated financial statements or our valuation methods.

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

        We also adopted the provisions of FASB ASC Topic 825, Financial Instruments at the beginning of 2008. This ASC permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not elect the fair value measurement option for any items that are not already required to be measured at fair value.

  Cash equivalents

        Short-term cash investments in money market accounts are considered to be cash equivalents. The estimated fair values for cash equivalents approximate their carrying values due to the short-term maturities of these instruments. Accordingly, cash equivalents are classified as Level 1.

  Intangible assets

        Intangible assets consisted of client lists. We evaluated our client lists for impairment whenever indicators of impairment existed. FASB ASC Topic 360, Property, Plant, and Equipment herein referred to as ("ASC Topic 360") requires that if the sum of the undiscounted cash flows is less than the carrying value of the asset, impairment must be recognized in the financial statements. If an asset is deemed to be impaired, then the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. In the second quarter of fiscal 2009, we evaluated our client lists for impairment in accordance with ASC Topic 360 and recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the client lists exceeded their estimated fair value.

  Goodwill

        FASB ASC Topic 350, Intangibles—Goodwill and Other herein referred to as ("ASC Topic 350") prohibits companies from amortizing purchased goodwill. Instead, we examined our goodwill at least annually to determine if impairment had occurred. In accordance with ASC Topic 360, the Company is

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

required to evaluate its goodwill and indefinite lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the assets might be impaired. We performed the annual evaluation of goodwill as of the last day of our monthly accounting period for August 2008. In the fourth quarter of fiscal 2008, we recorded an impairment charge for the remaining balance of our goodwill.

  Equity compensation

        FASB ASC Topic 718, Compensation—Stock Compensation herein referred to as ("ASC Topic 718") requires us to recognize expense related to the fair value of our stock-based compensation awards. Stock-based compensation expense for fiscal years 2010, 2009, and 2008 include:

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

  Revenue recognition

        We generally recognize revenue as services are performed. This includes IT Staffing, Managed Team and Project-Based Solutions services that are billed on an hourly basis.

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

        Some of our fixed price engagements include multiple deliverable arrangements which are accounted for utilizing the guidelines of ASC Topic 605-25, Multiple-Element Arrangements. We account for each of the components of multiple deliverable arrangements separately by using the estimated selling price of each component to allocate the total consideration of the arrangement to the separate components.

        In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry. If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, we classify the amount billed to the client as subsupplier revenue. These revenues, however, are recorded on a gross versus net basis because we retain credit risk and are the primary obligor to our client. All revenue derived from services provided by our employees or other contractors working directly for us are recorded as direct revenue.

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

  Taxes

        We account for our sales tax and any other taxes that are collected from our clients and remitted to governmental authorities on a net basis. The assessment, collection and payment of these taxes are not reflected on our Consolidated Statement of Operations.

  Net loss per share

        Basic and diluted losses per share are presented in accordance with FASB ASC Topic 260, Earnings per Share herein referred to as ("ASC Topic 260"). Basic loss per share excludes dilution and is computed by dividing the loss available to common stockholders by the weighted average number of common shares outstanding for the period. Options to purchase 296,000, 618,000, and 489,000 shares of common stock were outstanding at the end of fiscal periods 2010, 2009, and 2008, respectively. All such options were excluded from the computation of common share equivalents in fiscal years 2010, 2009 and 2008 because they were anti-dilutive.

	Fiscal Year Ended
(In thousands except per share amounts)	2010	2009	2008
Net loss	$(480)	$(15,907)	$(10,134)

Weighted-average number of common shares outstanding	4,986	4,985	4,983
Dilutive effect of equity compensation awards	—	—	—

Weighted-average number of common and common equivalent shares outstanding	4,986	4,985	4,983

Net loss per share:
Basic	$(0.10)	$(3.19)	$(2.03)
Diluted	$(0.10)	$(3.19)	$(2.03)

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

  Significant client

        Our largest client, International Business Machines Corporation, represented approximately 11%, 11%, and 13% of our fiscal 2010, 2009, and 2008 revenue, respectively.

  Accounting Pronouncement

        There have been no new accounting pronouncements issued or changes to existing pronouncements during the fiscal year ended January 1, 2011 that would have a material impact on our financial results.

B. Sale of Assets

  Sale of Client Contracts

        On March 3, 2010, we sold certain client contracts, property and equipment and sublet a facility. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash. We recorded a loss on the sale of approximately $50,000 which is included within Selling, administrative and other operating costs ("SG&A") in our Consolidated Statement of Operations.

  Sale of Medical Concepts Staffing ("MCS") assets

        On September 25, 2009, we entered into and closed on an asset sale agreement for our nurse staffing operations. In consideration for the assets sold and the liabilities transferred, we received $0.5 million in cash. We recorded a gain on the sale of the net assets of approximately $0.2 million which is included within SG&A in our fiscal 2009 Consolidated Statement of Operations.

  Sale of Value Added Reseller ("VAR") assets

        On August 4, 2009, we entered into and closed on an asset sale agreement for our VAR assets. In consideration for the assets sold, which were primarily customer contracts, and the liabilities transferred, we received $3.0 million in cash at closing and, based on the number of customer contract assignments received prior to December 31, 2009, we earned an additional $0.5 million, which was collected in fiscal 2010, and was recorded in Prepaid expenses and other current assets on our fiscal 2009 Consolidated Balance Sheet.

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

        We recorded a gain on the sale of the net assets of $0.1 million which is included within SG&A in the fiscal 2009 Consolidated Statement of Operations.

C. Property and Equipment

        Property and equipment consisted of the following:

(In thousands)	January 1, 2011	January 2, 2010
Leasehold improvements	$269	$309
Office furniture & equipment	1,656	3,919
Computer hardware	1,793	2,531
Software	5,356	5,861

	9,074	12,620
Accumulated depreciation	(8,290)	(10,774)

	$784	$1,846

D. Intangible Assets

        In the third quarter of fiscal 2009, we disposed of the remaining balance of intangible assets as a part of our asset sale. Our intangible assets were sold as part of the VAR assets sale as described in the Sale of Assets footnote in the Notes to Consolidated Financial Statements.

        During fiscal 2009, we incurred amortization expense of $0.5 million, recorded an impairment of our client lists of approximately $2.3 million, as described below, and disposed of the remaining balance of our client lists of approximately $3.3 million.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

D. Intangible Assets (Continued)

        During the second quarter of fiscal 2009, we reviewed our client lists intangible assets, which had been established when SequoiaNet.com and WireSpeed Networks, LLC were acquired in fiscal 2000 and 2005, respectively, in accordance with ASC Topic 360 based on the expectation that the business with which the client lists are associated would be sold significantly before the end of their previously estimated useful life. Additionally, in determining fair value, we considered the expected consideration to be received from the sale of the VAR assets as described in the Sale of Assets footnote in the Notes to Consolidated Financial Statements, which implied the client lists were impaired. Based on this measurement, we recorded a $2.3 million impairment loss, which is the amount by which the carrying value of the client lists exceeded the fair value. The impairment loss is included within Intangible assets impairment in the Consolidated Statement of Operations.

E. Goodwill

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

F. Financing Agreements

  Revolving Credit Facility

        On September 30, 2009, we entered into a Credit and Security Agreement (the "Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo"). On February 23, 2011, we entered into the First Amendment to Credit and Security Agreement ("Amended Credit Facility") with Wells Fargo, pursuant to which the interest rate on future borrowings and the unused line fee were reduced, the maturity date was extended until September 30, 2014 and certain financial covenants were made less restrictive.

        Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Amended Credit Facility will fluctuate based on our level of eligible accounts receivable.

        The Amended Credit Facility carries an interest rate equal to the Three-month LIBOR rate plus 1.50%-2.50%.depending on our operating results. The Credit Facility had a one-time origination fee of $150,000, the balance of which is being amortized over the new term of the Amended Credit Facility. The annual unused line fee is varies between 0.25%-0.375%, depending on our operating results, and is based on the daily average unused amount. The maturity date of the Amended Credit Facility is September 30, 2014 and may be terminated or reduced by us on 90 days notice in exchange for a termination fee of 1.0% of the maximum line amount or reduction of the maximum line amount through September 30, 2011, 0.50% of such amount thereafter until September 30, 2012, 0.25% of such

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. Financing Agreements (Continued)

amount thereafter until September 30, 2013 and no fee in the final year. Borrowings under the Amended Credit Facility are secured by all of our assets.

        The Amended Credit Facility requires us to meet certain levels of year-to-date earnings before taxes. The Amended Credit Facility limits our annual capital expenditures to $2.0 million and contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

        Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control of the Company and bankruptcy events.

        As of January 1, 2011, we were in compliance with all the requirements and had no borrowings under the Credit Facility. Total availability of the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.4 million as of January 1, 2011.

        On September 30, 2009, upon consummating the Credit Facility, we extinguished our previous asset-based revolving credit facility. Extinguishment expenses of $40,000, relating to the remaining deferred financing costs and transaction-related expenses were expensed in the third quarter of fiscal 2009 and included within SG&A in the Consolidated Statements of Operations.

  Capital Lease Obligation

        Effective July 1, 2008, we entered into a three-year software enterprise license agreement. The license agreement qualifies for capital lease accounting treatment which resulted in the establishment of a $0.5 million software asset and related financing liability, of which $45,000 remains as a present value liability on the Consolidated Balance Sheet.

        The breakdown of the future minimum lease payments as of the end of fiscal 2010 are as follows:

(In thousands)	Fiscal Year Ended 2010
Remaining Minimum lease payments	$48
Less executory costs:
Sales tax	(3)

Present value of remaining minumum payments	$45

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. Restructuring Costs and Other Severance Related Costs

        A summary of the restructuring charges and subsequent activity in the restructuring accrual accounts is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total
Balance as of December 29, 2007	$1,698	$340	$2,038
Restructuring charges	2,602	259	2,861
Cash expenditures	(4,272)	(378)	(4,650)

Balance as of January 3, 2009	28	221	249
Restructuring charges	1,625	2,200	3,825
Cash expenditures	(438)	(553)	(991)

Balance as of January 2, 2010	1,215	1,868	3,083
Restructuring charges (reversals)	413	(713)	(300)
Cash expenditures	(1,606)	(671)	(2,277)

Balance as of January 1, 2011	$22	$484	$506

        During fiscal 2010, we recorded a net reversal of restructuring costs and other severance-related costs of $0.3 million. The net reversal is comprised of a $0.4 million charge relating to severance and severance-related expenses and a reversal of $0.7 million primarily relating to the modification of lease agreements for office space previously vacated.

        During fiscal 2009, we recorded a charge of $1.6 million relating to severance and severance-related expenses. In addition, during fiscal 2009, we recorded office closure and consolidation charges totaling $2.2 million related to future rent obligations, net of anticipated sublease income. The office closure charges are for locations we closed during fiscal 2009 and the consolidation charge primarily relates to the consolidation of our corporate office during the second quarter of fiscal 2009.

        During fiscal 2008, we recorded a charge of $2.6 million relating to severance and severance-related expenses. Also during fiscal 2008, we recorded a net charge of $0.3 million related to future rent obligations, net of anticipated sublease income, on locations closed or vacated prior to January 3, 2009.

        We believe all restructuring reserves remaining at January 1, 2011 are adequate; however, differences in actual expenses in the future could create the need for future adjustments to these reserves.

H. Deferred Compensation

        The Restated Special Executive Retirement Plan (the "Deferred Plan") is an unfunded deferred compensation plan for past and present AIC executives. The Deferred Plan calls for us to credit periodically all existing account balances at a rate equivalent to the 10-year treasury rate plus one to three percent as determined each year by our Board of Directors. Previously, the Deferred Plan credited active executives' accounts at an agreed upon percentage of base pay; however, these contributions were discontinued effective January 3, 2010. Active executives, however, can continue to contribute up to fifty percent of their annual base pay and one hundred percent of their incentive bonus, if any. Previous employer accruals and employee contributions are one hundred percent vested

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. Deferred Compensation (Continued)

at all times. Additionally, the Deferred Plan allows for discretionary employer contributions with separate vesting schedules if approved by our Board of Directors. Participants are allowed to choose between a lump sum distribution or one hundred twenty months of payments and a date of distribution for employee and employer contributions, subject to the "one-year, five-year" rule and other deferred compensation rules issued by the Internal Revenue Service. Key employees are not allowed to take distribution for six months after separation from service. Hardship distributions from the Deferred Plan are not allowed, and deferral elections will be canceled following any participant's hardship distribution from his or her 401(k) account. The Deferred Plan provides that upon a change in control, a rabbi trust will be funded, and payments will be made if the Deferred Plan is subsequently terminated within twelve months of a change in control or due to a participant's right to take distribution upon a separation from service.

        As of January 1, 2011 and January 2, 2010, our liability to active and former employees under the Deferred Plan, post-retirement medical benefits and other deferred compensation arrangements was $1.1 million and $1.6 million, respectively. Deferred compensation expense for fiscal 2010, 2009 and 2008 was $42,000, $0.2 million, and $0.4 million, respectively.

I. Income Taxes

        The provision for income tax expense was as follows:

	Fiscal Year Ended
(In thousands)	2010	2009	2008
Currently payable:
Federal	$—	$—	$—
State	4	30	136

	4	30	136
Deferred:
Federal	(44)	(4,926)	(2,826)
State	(7)	(725)	(416)

	(51)	(5,651)	(3,242)
Valuation allowance for deferred tax assets	51	5,651	3,242

Deferred provision	—	—	—

Total	$4	$30	$136

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. Income Taxes (Continued)

        Net deferred tax assets (liabilities) are comprised of the following:

(In thousands)	January 1, 2011	January 2, 2010
Federal net operating loss carry forward	$23,545	$18,273
State net operating loss carry forwards	2,922	2,760
Depreciation	1,193	1,152
Goodwill and other intangible assets	473	681
Deferred compensation	383	575
Other	(155)	4,869
Valuation allowance	(28,361)	(28,310)

Net deferred tax assets	$—	$—

Current	$—	$—
Non-current	—	—

Net deferred tax assets	$—	$—

        FASB ASC Topic 740, Income Taxes and herein referred to as ("ASC Topic 740") requires deferred tax assets to be reduced by a valuation allowance if some portion or all of the deferred tax assets are not expected to be realized. As of January 1, 2011 and January 2, 2010, we have fully reserved any deferred tax assets by offsetting changes in the deferred tax assets with a valuation allowance adjustment. After such time we believe realization of these assets is "more likely than not", we will adjust the valuation allowance which will create a benefit for income taxes.

        As of January 1, 2011, we had federal and state net operating loss carry forwards of approximately $23.5 million and $2.9 million, respectively. The federal net operating loss carry forward benefits of $0.9 million, $0.1 million, $3.6 million, $1.1 million, $1.7 million, $3.5 million, $11.1 million, and $1.5 million expire in 2023, 2024, 2025, 2026, 2027, 2028, 2029, and 2030, respectively. The state net operating loss carry forward benefits expire as follows: $1.4 million in 2011 through 2020 and $1.5 million in 2021 and beyond.

        The provision for income taxes differs from the amount of income tax determined by applying the federal statutory income tax rates to pretax (loss) income as a result of the following differences:

	Fiscal Year Ended
(In thousands)	2010	2009	2008
Income tax (benefit) at statutory federal rate	$(157)	$(5,381)	$(3,427)
State and local taxes, net of federal (benefit)	(20)	(764)	(475)
Valuation allowance for deferred tax assets	51	5,651	3,242
Meals and entertainment	53	83	109
Goodwill	(22)	(22)	(22)
Other	99	463	709

Total tax provision	$4	$30	$136

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. Income Taxes (Continued)

        We adopted the provisions of FASB ASC Topic 740, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Upon implementation, we determined our positions will more-likely-than-not be sustained if challenged. Therefore, no cumulative effect relating to the adoption of ASC Topic 740 resulted. As of January 1, 2011, we determined our positions will more-likely-than-not be sustained if challenged.

        We recognize interest and penalties related to uncertain tax positions within interest and penalties expense. During fiscal years 2010 and 2009, we have not recognized expense for interest and penalties and do not have any amounts accrued as of January 1, 2011 and January 2, 2010, respectively, for the payment of interest and penalties.

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal and Ontario province. As of January 1, 2011, there are no federal, state, or foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2007, and with few exceptions, the same for state and local audits.

J. Equity

  Equity Compensation Plans

        Currently, we have equity based options outstanding from five plans and have the ability to issue equity-based options from three of these plans. Under the 2000 Stock Option Plan, we may grant non-qualified options to our employees for up to 43,000 shares of common stock. Under the 2004 Equity Incentive Plan, we may grant incentive options, non-qualified options or restricted stock awards to our employees and non-qualified options or restricted stock awards to our Board of Directors for up to 400,000 shares of common stock. Under the 2009 Equity Incentive Plan, we may grant incentive options to our employees and may award non-qualified options, restricted stock and other stock awards, restricted stock units, stock appreciation rights, performance share awards and other stock awards to our Board of Directors and non-employee consultants for up to 500,000 shares of common stock. We also have options outstanding under the 1994 Incentive Option Plan, the 1996 Stock Option Plan for Non-Employee Directors and the 1999 Stock Option Plan.

        The maximum term for options is 10 years, the exercise price of each option is equal to the closing market price of our stock on the date of grant and the options and awards become exercisable or vest in one of two vesting schedules that comprise nearly all of the current outstanding options. The first vesting schedule is in annual increments of 25% beginning one year after the grant date and the second schedule is to vest 25% of the option awards immediately and 25% each year thereafter, beginning one year after the date of grant. Upon the exercise of stock options, new shares are issued from the authorized, unissued common stock.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Equity (Continued)

        The following table summarizes the stock option activity for the fiscal year ended January 1, 2011:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 2, 2010	617,855	$6.50	7.41	$—
Granted	86,800	2.87
Exercised	—	—
Forfeited/Cancelled	(408,575)	6.11

Outstanding on January 1, 2011	296,080	$6.02	7.71	$—

Vested or expected to vest at January 1, 2011	260,913	$6.31	7.52
Exercisable on January 1, 2011	172,080	$7.57	7.06

        The total fair value of the options that vested during 2010 was $0.1 million. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was nil during each of the fiscal years 2010, 2009 and 2008.

        As of January 1, 2011, there was $0.1 million of unrecognized compensation expense related to unvested option awards that were expected to vest over a weighted average period of one year.

        The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of stock options granted during fiscal 2010, 2009 and 2008 was $1.73, $1.96 and $2.89, respectively.

Fiscal Year Ended
Black-Scholes Option Valuation Assumptions(1)	January 1, 2011	January 2, 2010	January 3, 2009
Risk-free interest rate(2)	0.3 - 3.4%	0.5 - 3.8%	0.4 - 2.2%
Expected dividend yield	—	—	—
Expected stock price volatility(3)	76.4 - 104.9	73.2 - 114.3	62.0 - 106.0
Expected life of stock options (in years)(4)	4.1	3.8	4.1

(1)
Forfeitures are estimated and based on historical experience.

(2)
Based on the U.S. Treasury zero-coupon bond with a term consistent with the expected life of the options.

(3)
Expected stock price volatility is based on historical experience.

(4)
Expected life of stock options is based upon historical experience.

        No options were exercised during fiscal 2010, 2009 and 2008. The actual income tax benefit realized from stock option exercises totaled nil in fiscal years 2010, 2009 and 2008.

        Total stock option expense included in our Consolidated Statements of Operations for the fiscal year 2010, 2009 and 2008 was nil, $0.5 million and $0.5 million, respectively. The tax benefit recorded for the same periods were nil, $42,000, and $51,000, respectively. This tax benefit is offset against our valuation allowance for our deferred tax assets.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Equity (Continued)

  Stock Awards

        Annually on or about the first business day of the fiscal year, each of the non-chair independent members of the Board of Directors is awarded 200 shares of fully vested common stock, whereas our independent board chair is awarded 400 shares of fully vested common stock.

        The following table summarizes the restricted stock activity for fiscal 2010:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 2, 2010	—	$—
Granted	1,200	3.36
Vested	(1,200)	(3.36)
Forfeited	—	—

Non-vested at January 1, 2011	—	$—

        As of January 1, 2011, there was no unrecognized compensation cost related to non-vested restricted stock granted under the 2004 Plan. The total fair value of shares vested during fiscal years 2010, 2009, and 2008 was approximately $4,000, $5,000, and $13,000, respectively.

  Reverse Stock Split

        On February 26, 2010, we amended our Articles of Incorporation to effect a one-for-five reverse stock split (the "Reverse Stock Split") of our common stock, par value $0.10 per share (the "Common Stock"). As a result of the Reverse Stock Split, every five shares of our Common Stock were automatically converted into one share of our Common Stock immediately prior to the opening of trading on March 1, 2010. All fractional shares were rounded down and any shareholder that would be entitled to receive a fractional share would be paid the fair market value of the fractional share in cash.

        To reflect the effect of the Reverse Stock Split, we have retroactively adjusted all share and per share data to reflect the Common stock and Additional capital line in our Consolidated Balance Sheets as of January 2, 2010 and the weighted-average shares outstanding in our Consolidated Statements of Operations and related disclosures for the periods presented.

        The Reverse Stock Split also resulted in proportionate adjustments under our then-existing Amended and Restated Rights Agreement having an effective date of February 27, 2008 (the "Amended Rights Plan") in (a) the number of shares issuable under the Amended Rights Plan and (b) the Purchase Price.

  Amended Rights Plan

        Under our common stock shareholder rights plan, the Board of Directors declared a dividend of one common share purchase right for each outstanding share of common stock and stock options granted and available for grant. The rights, which were extended by the Board of Directors on February 26, 2008 to expire on February 27, 2018, are exercisable only under certain conditions, and when exercisable the holder will be entitled to purchase from us one share of common stock at a price of $30.00, subject to certain adjustments. The rights will become exercisable after a person or group

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Equity (Continued)

acquires beneficial ownership of 15% or more of our common stock or after a person or group announces an offer, the consummation of which would result in such person or group owning 15% or more of the common stock.

        If we are acquired at any time after the rights become exercisable, the rights will be adjusted so as to entitle a holder to purchase a number of shares of common stock of the acquiring company equal to $30.00 divided by one-half the then-current market price of the acquirer's stock for each right owned by a holder. If any person or group acquires beneficial ownership of 15% or more of our shares, the rights will be adjusted so as to entitle a holder (other than such person or group whose rights become void) to purchase a number of shares of common stock of Analysts International Corporation equal to $30.00 divided by one-half the then-current market price of Analysts International Corporation's common stock or the Board of Directors may exchange the rights, in whole or in part, at an exchange ratio of one common share per right (subject to adjustment).

        At any time prior to an acquisition by a person or group of beneficial ownership of 15% or more of our shares, the Board of Directors may redeem the rights at $.001 per right.

K. Commitments

        As of January 1, 2011, aggregate net minimum lease commitments under non-cancelable operating leases having an initial or remaining term of more than one year are payable as follows:

(In thousands)	Lease Commitments
Fiscal year ending
2011	$2,374
2012	1,537
2013	1,049
2014	267
Later	—
Less: sublease contracts	3,042

Total minimum obligation	$2,185

        Rent expense, primarily for office facilities, for fiscal 2010, 2009 and 2008 was $1.4 million, $2.7 million, and $3.4 million, respectively.

        We have compensation arrangements with our corporate officers and certain other key employees which provide for certain payments in the event of a change of control of the Company.

        We also sponsor a 401(k) plan. Substantially all employees are eligible to participate and may contribute up to 50% of their pre-tax earnings, subject to Internal Revenue Service maximum annual contribution amounts. Beginning in September 2009, we ceased making matching contributions to employees' pre-tax contributions. Prior to this change, after one year of employment, we made matching contributions for non-highly compensated participants in the form of Company stock of 18% of a participant's first 15% of pre-tax contributions. Matching contributions vest at the rate of 20% per year and are fully vested after five years of service. We made matching contributions for fiscal 2009 and 2008 in the amount of $0.2 million and $0.4 million, respectively.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

L. Subsequent Event

        On February 23, 2011, we amended our Credit Facility with Wells Fargo. The Amended Credit Facility is detailed in the Financing Arrangements footnote in the Notes to Consolidated Financial Statements.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Analysts International Corporation
Minneapolis, Minnesota

        We have audited the accompanying consolidated balance sheets of Analysts International Corporation and subsidiaries (the "Company") as of January 1, 2011 and January 2, 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended January 1, 2011, January 2, 2010, and January 3, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Analysts International Corporation and subsidiaries as of January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years ended January 1, 2011, January 2, 2010, and January 3, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 24, 2011

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        There have been no disagreements with or changes in the Company's independent auditors within the past two fiscal years.

Item 9A(T).    Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

        We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") ("Disclosure Controls") was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Brittany B. McKinney and Chief Financial Officer, Randy W. Strobel. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2011. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of January 1, 2011, our internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm Securities and Exchange Commission rules that permit the Company to provide only management's report in this annual report.

(c)   Changes in Internal Controls

        There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding executive officers and significant employees as required by Item 10 is set forth below.

Executive Officers and Significant Employees	Age	Title
Brittany B. McKinney	39	President and Chief Executive Officer
Randy W. Strobel	44	Senior Vice President, Chief Financial Officer
Christopher T. Cain	47	Senior Vice President

        Effective February 22, 2011, Brittany B. McKinney is our President and Chief Executive Officer and a nominee for our Board of Directors. Ms. McKinney served as our Interim President and Chief Executive Officer since September 2010 and is also responsible for managing our Central Region. Previously, Ms. McKinney was our Vice President of Strategy and Operations since November 2007. Prior to joining AIC in November 2007, Ms. McKinney served as Director of Operations and Integration Program Manager at Fujitsu Consulting. Prior to its acquisition by Fujitsu in 2005, Ms. McKinney served as a director—level employee at BORN Information Services, Inc. where she contributed to corporate strategy and planning initiatives.

        Randy W. Strobel is our Senior Vice President, Chief Financial Officer since August 2008. Previously, Mr. Strobel was the Senior Vice President of Finance, Chief Accounting Officer and Controller of Ceridian Corporation, an international business services company, from June 2005 to August 2008. Prior to his position at Ceridian Corporation, Mr. Strobel was the Vice President of Finance at Mesaba Aviation, Inc., a regional airline, from September 2001 to June 2005.

        Christopher T. Cain is our Senior Vice President of our Eastern and Western Regions. Mr. Cain joined AIC in July 2009. Previously, Mr. Cain was a consultant serving as the acting President at Sagent Partners from September 2007 to June 2009. Prior to Sagent Partners, Mr. Cain was Senior Vice President of Business Development/Professional Services and Senior Vice President of National Accounts at Spherion from August 2005 to September 2007.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a).(1)    Consolidated Financial Statements

        The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent registered public accounting firm's reports are included in the following pages of its annual report to shareholders for the fiscal year ended January 1, 2011.

(a).(2)    Consolidated Financial Statement Schedule

Description	Page Herein
Report of Independent Registered Public Accounting Firm	47
Schedule II. Valuation and Qualifying Accounts	57

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
^3.7	Amendment No. 1 to Restated Bylaws of Analysts International Corporation (Exhibit 3.1 to the Registrant's Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).
^3.8	Articles of Incorporation, as amended (Exhibit 3.1 to the Registrant's Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^3.9	Amendment to Bylaws of Analysts International Corporation (Exhibit 3.2 to the Registrant's Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^4.1	Specimen Common Stock Certificate (Exhibit 4.2 to Quarterly Report on Form 10-Q for period ended October 3, 2009, Commission File No. 1-33981, incorporated by reference).
^4.2
Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A. and Form of Right Certificate (Exhibit 4.1 to the Registrant's Form 8-A12B dated February 27, 2008, Commission File No. 1-33981, incorporated by reference).
^4.3
Amendment No. 1 to Amended and Restated Rights Agreement dated as of May 25, 2010 by and between Analysts International Corporation and Wells Fargo Bank, N.A. (Exhibit 4.1 to the Registrant's Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).
*^10.1	1994 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 6, 1994 for registrant's 1994 Annual Meeting of Shareholders, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
*^10.2	1996 Stock Option Plan for Non-employee Directors (Exhibit B to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).
*^10.3	1999 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 13, 1999, Commission File No. 0-4090, incorporated by reference).
*^10.4	2000 Non-Qualified Stock Option Plan (Exhibit 6(d) to Quarterly Report on Form 10-Q for period ended March 31, 2001, Commission File No. 0-4090, incorporated by reference).
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

Exhibit No.	Description
*^10.31	Summary of Terms and Conditions of Severance Policy for executive officers and other senior management personnel (contained in Current Report on Form 8-K, filed October 25, 2007, Commission File No. 0-4090, incorporated by reference).
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

Exhibit No.	Description
*^10.44	Employee Agreement between the Company and Brittany McKinney, executed on June 27, 2008, effective June 23, 2008 (without Exhibits) (Exhibit 10.6 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.45	Amendment No. 2 to Restated Special Executive Compensation Plan (Exhibit 10.7 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
*^10.46	Exhibit A to Amendment No. 2 to Restated Special Executive Compensation Plan (Exhibit 10.8 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).
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

Exhibit No.	Description
**^10.57	Credit and Security Agreement with Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division, dated September 30, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed October 5, 2009, Commission File No. 1-33981, incorporated by reference).
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
*^10.60
Agreement for Legal Services between the Company and Robert E. Woods Professional Association dated March 5, 2010. (Exhibit 10.60 to Quarterly Report on Form 10-Q, filed May 5, 2010, Commission File No. 1-33981, incorporated by reference).
*^10.61
Separation Agreement and Release of Claims dated July 28, 2010, between the Company and James D. Anderson. (Exhibit 10.61 to Quarterly Report on Form 10-Q, filed November 4, 2010, Commission File No. 1-33981, incorporated by reference.
*^10.62
Separation Agreement and Release of Claims dated September 29, 2010, between the Company and Andrew K. Borgstrom (Exhibit 10.1 to the Registrant's Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).
*^10.63
Transitional Services Agreement dated September 29, 2010, between the Company and Andrew K. Borgstrom (Exhibit 10.2 to the Registrant's Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).
*^10.64
Letter Agreement dated September 29, 2010, between the Company and Brittany B. McKinney (Exhibit 10.3 to the Registrant's Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).
*^10.65
First Amendment to Credit & Security Agreement with Wells Fargo Bank, National Association, dated February 23, 2011 (Exhibit 10.1 to Current Report on Form 8-K, filed February 24, 2010, Commission File No. 1-33981, incorporated by reference).
*^10.66
Employment Agreement together with Exhibits A and B, between the Company and Brittany B. McKinney, dated as of March 1, 2011 (Exhibit 10.1 to the Registrant's Form 8-K filed February 24, 2010, Commission File No. 1-33981, incorporated by reference).
+21	Subsidiaries of Registrant.
+23	Consent of Independent Registered Public Accounting Firm.
+24.1	Power of Attorney.
+31.1	Certification of CEO under section 302 of the Sarbanes-Oxley Act of 2002.
+31.2	Certification of CFO under section 302 of the Sarbanes-Oxley Act of 2002.
++32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

+
Filed herewith.

++
Furnished herewith.

 Schedule II

Analysts International Corporation
Valuation and Qualifying Accounts

	Allowance for doubtful accounts
(In thousands)	Beginning balance	Charged to costs and expenses	Write-offs, net of recoveries	Ending Balance
Twelve months ended January 1, 2011	$958	$(251)	$(6)	$713
Twelve months ended January 2, 2010	$1,092	$(35)	$99	$958
Twelve months ended January 3, 2009	$1,545	$29	$482	$1,092

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
Date: February 24, 2011	By:	/s/ BRITTANY B. MCKINNEY Brittany B. McKinney, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRITTANY B. MCKINNEY Brittany B. McKinney	President and Chief Executive Officer (Principal Executive Officer)	February 24, 2011
/s/ RANDY W. STROBEL Randy W. Strobel	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2011
/s/ BRIGID A. BONNER Brigid A. Bonner	Director	February 24, 2011
/s/ KRZYSZTOF K. BURHARDT Krzysztof K. Burhardt	Director	February 24, 2011
/s/ JOSEPH T. DUNSMORE Joseph T. Dunsmore	Director	February 24, 2011
/s/ GALEN G. JOHNSON Galen G. Johnson	Director	February 24, 2011
/s/ DOUGLAS C. NEVE Douglas C. Neve	Director	February 24, 2011
/s/ ROBERT E. WOODS Robert E. Woods	Director	February 24, 2011

 EXHIBIT INDEX

Exhibit 21	Subsidiaries of Registrant
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 24.1	Power of Attorney
Exhibit 31.1	Certification of CEO pursuant to Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
RESULTS OF OPERATIONS FOR FISCAL 2010 AS COMPARED TO FISCAL 2009
RESULTS OF OPERATIONS FOR FISCAL 2009 AS COMPARED TO FISCAL 2008
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
ANALYSTS INTERNATIONAL CORPORATION Consolidated Balance Sheets
ANALYSTS INTERNATIONAL CORPORATION Consolidated Statements of Operations
ANALYSTS INTERNATIONAL CORPORATION Consolidated Statements of Cash Flows
ANALYSTS INTERNATIONAL CORPORATION Consolidated Statements of Shareholders' Equity
ANALYSTS INTERNATIONAL CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 9A(T). Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
Schedule II
Analysts International Corporation Valuation and Qualifying Accounts
SIGNATURES
EXHIBIT INDEX