Form 10-Q
period 2011-04-02
ANALYSTS INTERNATIONAL CORP
filed 2011-05-05
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 2, 2011

or

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

As of May 3, 2010, 5,012,385 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	April 2,	January 1,
(In thousands, except share and per share amounts)	2011	2011

ASSETS

Current assets:
Cash and cash equivalents	$4,339	$4,328
Accounts receivable, less allowance for doubtful accounts of $789 and $713, respectively	17,964	17,425
Prepaid expenses and other current assets	836	643
Total current assets	23,139	22,396

Property and equipment, net of accumulated depreciation of $8,459 and $8,290, respectively	649	784
Other assets	1,030	432
Total assets	$24,818	$23,612

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,263	$4,261
Line of credit	—	—
Salaries and benefits	3,361	2,189
Deferred revenue	282	359
Deferred compensation	139	181
Restructuring accrual	302	339
Other current liabilities	588	694
Total current liabilities	8,935	8,023

Non-current liabilities:
Deferred compensation	826	901
Restructuring accrual	93	167
Other long-term liabilities	57	52
Total non-current liabilities	976	1,120

Shareholders’ equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 5,012,385 and 4,985,874, respectively	501	498
Additional capital	25,832	25,599
Accumulated deficit	(11,426)	(11,628)
Total shareholders’ equity	14,907	14,469
Total liabilities and shareholders’ equity	$24,818	$23,612

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	April 2,	April 3,
(In thousands, except per share amounts)	2011	2010

Revenues	$26,312	$28,452
Cost of revenues	20,053	22,461
Gross profit	6,259	5,991

Selling, administrative and other operating costs	6,050	6,973
Restructuring costs and other severance related costs	—	174
Total operating expenses	6,050	7,147

Operating income (loss)	209	(1,156)

Non-operating income	—	5
Interest expense	—	(3)

Income (loss) before income taxes	209	(1,154)

Income tax expense	7	11

Net income (loss)	$202	$(1,165)

Per common share (basic):
Net income (loss)	$0.04	$(0.23)

Per common share (diluted):
Net income (loss)	$0.04	$(0.23)

Weighted-average shares outstanding:
Basic	4,995	4,986
Diluted	5,007	4,986

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	April 2,	April 3,
(In thousands)	2011	2010

Cash flows from operating activities:
Net income (loss)	$202	$(1,165)

Adjustments to net income (loss):
Loss on asset sale	—	49
Depreciation	190	241
Share based compensation	236	(58)

Changes in:
Accounts receivable	(539)	876
Prepaid expenses and other assets	(305)	211
Accounts payable	(16)	(1,088)
Salaries and benefits	1,172	1,332
Deferred revenue	(77)	184
Deferred compensation	(117)	(149)
Restructuring accrual	(111)	(543)
Other accrued liabilities	(56)	(6)
Net cash provided by (used in) operating activities	579	(116)

Cash flows from investing activities:
Expended for property and equipment additions	(37)	(59)
Proceeds from asset sale	—	168
Net cash (used in) provided by investing activities	(37)	109

Cash flows from financing activities:
Net change in line of credit	—	—
Payment of insurance policy loan	(486)	—
Payment of capital lease obligation	(45)	(45)
Net cash used in financing activities	(531)	(45)

Net increase (decrease) in cash and cash equivalents	11	(52)

Cash and cash equivalents at beginning of period	4,328	3,818

Cash and cash equivalents at end of period	$4,339	$3,766

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (“IT”) services company. We employ approximately 900 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2011 will end on Saturday, December 31, 2011. The first quarter of fiscal 2011 ended on April 2, 2011 and the first quarter of fiscal 2010 ended on April 3, 2010.

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of AIC have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to Consolidated Financial Statements) necessary for fair presentation of the results of operations for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. Revenues, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

Changes to Consolidated Statements of Operations

Beginning with this Form 10-Q, we have changed the format of our Consolidated Statements of Operations for reporting revenues and cost of revenues. The change in format combines Professional services provided directly and Professional services provided through subsuppliers for both revenues and cost of revenues. Professional services provided through subsuppliers is immaterial to our current and historical operations for the periods presented and we believe this change in format will better assist in the understanding of our business.

3.   Sale of Assets

Sale of Customer Contracts

On March 3, 2010, we sold certain client contracts, property and equipment and sublet a facility. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash. We recorded a loss on the sale of approximately $50,000 which is included within Selling, administrative and other operating costs (“SG&A”) in our Consolidated Statement of Operations.

4.  Financing Agreement

Revolving Credit Facility

On February 23, 2011, we entered into the First Amendment to Credit and Security Agreement (“Amended Credit Facility”) with Wells Fargo

Bank, National Association (“Wells Fargo”), pursuant to which the interest rate on future borrowings and the unused line fee were reduced, the maturity date was extended until September 30, 2014 and certain covenants were made less restrictive.

Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Amended Credit Facility will fluctuate based on our level of eligible accounts receivable.

The Amended Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 1.50% - 2.50% depending on our operating results. The Credit Facility had a one-time origination fee of $150,000, the balance of which is being amortized over the new term of the Amended Credit Facility. The annual unused line fee varies between 0.25% - 0.375%, depending on our operating results, and is based on the daily average unused amount. The Amended Credit Facility may be terminated or reduced by us on 90 days notice in exchange for a termination fee of 1.0% of the maximum line amount through September 30, 2011, 0.50% of such amount thereafter until September 30, 2012, 0.25% of such amount thereafter until September 30, 2013 and no fee in the final year. Borrowings under the Amended Credit Facility are secured by all of our assets.

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

As of April 2, 2011, we were in compliance with all the requirements and had no borrowings under the Amended Credit Facility. Total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.3 million as of April 2, 2011.

5.   Restructuring Costs and Other Severance Related Costs

A summary of the restructuring charges and subsequent activity in the restructuring accrual for the three months ended April 2, 2011 is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total
Balance as of January 1, 2011	$22	$484	$506
Additional restructuring charges	—	—	—
Cash expenditures	(22)	(89)	(111)
Balance as of April 2, 2011	$—	$395	$395

During the first quarter of fiscal 2010, we recorded workforce reduction charges of $0.2 million, all of which related to severance and related costs.

6.  Shareholders’ Equity

					Total
	Outstanding	Common	Additional	Accumulated	Shareholders’
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Equity

Balances as of January 1, 2011	4,985,874	$498	$25,599	$(11,628)	$14,469
Common stock issued	26,511	3	112	—	115
Share based compensation expense	—	—	121	—	121
Net income	—	—	—	202	202
Balance as of April 2, 2011	5,012,385	$501	$25,832	$(11,426)	$14,907

7. Share Based Compensation

Total share based compensation expense for the first quarters of fiscal 2011 and fiscal 2010 was approximately $0.2 million and ($0.1) million, respectively, and includes compensation expense related to both stock options and stock awards. The tax benefit recorded for the first quarter of fiscal 2011 was $13,000 and the reduction of the tax benefit recorded for the first quarter of fiscal 2010 was $10,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the periods ended April 2, 2011 and April 3, 2010. As of April 2, 2011, there was approximately $0.5 million of unrecognized share based compensation expense related to unvested stock options and awards that are expected to vest over a weighted-average period of 1.6 years. Options to purchase 403,730 and 623,044 shares of common stock were outstanding at April 2, 2011 and April 3, 2010, respectively.

During the three month periods ended April 2, 2011 and April 3, 2010, we granted equity compensation awards as follows:

	Three Months Ended
	April 2, 2011		April 3, 2010
	Grants	Weighted-Average Grant Date Fair Value	Grants	Weighted-Average Grant Date Fair Value

Stock Options	110,050	$2.74	86,800	$1.73
Stock Awards	102,450	$4.40	1,200	$3.36

8.  Net Income (Loss) Per Share

Basic and diluted income (loss) per share is presented in accordance with ASC Topic 260, Earnings Per Share. Basic income (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share includes dilutive potential common shares outstanding and is computed by dividing income available to common stockholders by the weighted-average number of common and common equivalent shares outstanding for the period.

For the three-month period ended April 2, 2011, 260,352 anti-dilutive weighted average shares were excluded from the calculation of weighted average number of common equivalent shares outstanding. For the three-month period ended April 3, 2010, all potential common shares outstanding were considered anti-dilutive and excluded from the calculation of weighted average number of common and common equivalent shares outstanding because we reported a net loss. The computation of basic and diluted income (loss) per share for the three months ended April 2, 2011 and April 3, 2010, is as follows:

	Three Months Ended
	April 2,	April 3,
(In thousands except per share amounts)	2011	2010

Net income (loss)	$202	$(1,165)
Weighted-average number of common shares outstanding	4,995	4,986
Dilutive effect of potential common shares outstanding	12	—
Weighted-average number of common and common equivalent shares outstanding	5,007	4,986

Net income (loss) per share:
Basic	$0.04	$(0.23)
Diluted	$0.04	$(0.23)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, including the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

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

Our fiscal 2011 objectives in support of our strategy are as follows:

•                  Build a platform for growth

We expect to increase our sales and recruiting capacity by more than 40% from the beginning of fiscal 2011. We have added approximately one-third of our targeted increase in sales and recruiting capacity by the end of the first quarter of fiscal 2011. Based on the time we believe it takes an account executive and a recruiter to reach full productivity, we believe there will be a positive impact of this investment on fiscal 2011 revenues; however, we expect a greater impact on future period revenues.

Our acquisition strategy is to identify IT staffing firms located in our core markets that complement our existing IT staffing business. We evaluate potential future acquisitions based on the size of the firm, capabilities of their sales force and recruiter personnel and cultural fit as well as other relevant criteria.

•                  Improve gross margin rates

We anticipate further gross margin rate improvement from the 22.3% we achieved in fiscal 2010 as we continue to change our mix of business and focus on our core markets.

In the first quarter of fiscal 2011, we generated a gross margin rate of 23.8%, a 270 basis point improvement over the prior year first quarter and a 150 basis point improvement over our full year fiscal 2010 gross margin rate. The improvement in gross margin rates is due to lower benefit costs and our focus on delivering on higher margin business opportunities.

•                  Generate profitability in fiscal 2011

We plan to make investments in our sales and recruiting operations, however, we believe improvements in our gross margin rate and continued focus on controlling our administrative and other operating costs will allow us to generate profitability in fiscal 2011.

For the first quarter of fiscal 2011, we generated net income of $0.2 million. In the second quarter of fiscal 2011, we expect to incur charges of approximately $0.8 million related to the relocation of our corporate headquarters and severance charges related to changes in our senior executive officers. We anticipate the relocation of our corporate headquarters will reduce our annualized operating expenses by approximately $0.3 million. We believe we will be profitable in fiscal 2011.

C.                 Business Developments

Leadership

On February 22, 2011, our Board of Directors appointed Brittany B. McKinney as our President and Chief Executive Officer and a nominee for Director of our Company. Ms. McKinney served as our Interim President and Chief Executive Officer since September 2010. Previously, Ms. McKinney was our Vice President of Corporate Development and the Senior Vice President of the Central Region.

Revolving Credit Facility

On February 23, 2011, we entered into the First Amendment to the Credit and Security Agreement (“Amended Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), which amended the terms of the Credit Facility and extended the maturity date to September 30, 2014. Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit.

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

D.                 Overview of First Quarter Fiscal 2011 Operations

Our revenues decreased $2.1 million, or 7.5%, from the first quarter of fiscal 2010 primarily due to a reduction in volume at lower margin accounts (5.7%) and from our planned exit from a non-core line of business (1.8%).

The gross margin rate increased 270 basis points primarily due to lower benefit costs and more favorable customer billing rates.

SG&A expenses declined $0.9 million, or 13.2%, in first quarter 2011 over the prior year quarter as a result of personnel, benefit and non-personnel cost reductions.

We generated cash from operations of $0.6 million during the first quarter of fiscal 2011. As of April 2, 2011, we had a cash balance of $4.3 million and no borrowings under our revolving line of credit.

RESULTS OF OPERATIONS - THREE MONTHS ENDED APRIL 2, 2011 VS. APRIL 3, 2010

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants as of April 2, 2011 and April 3, 2010.

	Three Months Ended		Three Months Ended
	April 2, 2011		April 3, 2010
		% of		% of	Increase (Decrease)
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$26,312	100.0%	$28,452	100.0%	$(2,140)	(7.5)%
Cost of revenues	20,053	76.2	22,461	78.9	(2,408)	(10.7)
Gross profit	6,259	23.8	5,991	21.1	268	4.5

Selling, administrative and other operating costs	6,050	23.0	6,973	24.5	(923)	(13.2)
Restructuring costs and other severance related costs	—	0.0	174	0.7	(174)	(100.0)
Total operating expenses	6,050	23.0	7,147	25.2	(1,097)	(15.3)

Operating income (loss)	209	0.8	(1,156)	(4.1)	1,365	118.1

Non-operating income	—	0.0	5	0.0	(5)	(100.0)
Interest expense	—	0.0	(3)	(0.0)	(3)	(100.0)

Income (loss) before income taxes	209	0.8	(1,154)	(4.1)	1,363	118.1

Income tax expense	7	0.0	11	0.0	(4)	(36.4)

Net income (loss)	$202	0.8%	$(1,165)	(4.1)%	$1,367	117.3%

Personnel:
Management and Administrative	116		111		5	4.5%
Consultants	803		825		(22)	(2.7)%

Revenues

Revenues declined $2.1 million, or 7.5%, from the comparable period a year ago due to a reduction in volume at lower margin accounts (5.7%) and from our planned exit from a non-core line of business (1.8%). After adjusting for the planned exit a from non-core line of business, the number of billable hours for the first quarter of fiscal 2011 declined 6.7% from the prior year period as a result of fewer consultants serving lower margin business. The decline in billable hours was partially offset by a 1.7% increase in overall billing rates over the prior year period.

Cost of Revenues

Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using sub-contractors. This category of expense as a percentage of revenues decreased 270 basis points to 76.2%, in the first quarter of fiscal 2011 compared to the prior year period primarily due to a decrease in our benefit costs and more favorable customer billing rates.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs.  This category of costs decreased approximately $0.9 million from the comparable period in 2010 and represented 23.0% of revenue for the first quarter of fiscal 2011 compared to 24.5% in fiscal 2010. In the first quarter of fiscal 2011, SG&A expenses decreased as a result of personnel and related cost reductions, lower benefit costs, lower compensation expense as a result of lower business volumes and the implementation of general expense reductions.

Restructuring Costs and Other Severance Related Costs

During the first quarter of fiscal 2010, we recorded restructuring and severance related expenses of $0.2 million, all of which related to workforce reductions and severance.

Non-operating Income

We had no non-operating income in the first quarter of fiscal 2011.

Interest Expense

We had no borrowing outstanding in the first quarter of fiscal 2011 or 2010 under our revolving credit facility.

Income Taxes

Our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income. We currently have approximately $25.5 million of operating loss carryforwards available to offset federal and state taxes. For both the first quarters of fiscal 2011 and fiscal 2010, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our IT professional staff levels, which includes sub-contractors, finished the first quarter of fiscal 2011 at 803, a 2.7% decrease against the comparable period last year.  The decrease in IT professional staff levels is primarily due to the reduction of IT professional staff serving lower margin business. The increase in management and administrative personnel is due to our focus on increasing the number of account executives and recruiters that are necessary to increase revenues.

Certain Information Concerning Off-Balance Sheet Arrangements

As of April 2, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	April 2,	January 1,	Increase	Increase
(In thousands)	2011	2011	(Decrease)	(Decrease)

Cash and cash equivalents	$4,339	$4,328	$11	0.3%
Accounts receivable	17,964	17,425	539	3.1
Prepaid expenses and other current assets	836	643	193	30.0
Total current assets	$23,139	$22,396	$743	3.3%

Accounts payable	$4,263	$4,261	$2	0.0%
Line of credit	—	—	—	NM
Salaries and benefits	3,361	2,189	1,172	53.5
Deferred revenue	282	359	(77)	(21.4)
Deferred compensation	139	181	(42)	(23.2)
Restructuring accrual	302	339	(37)	(10.9)
Other current liabilities	588	694	(106)	(15.3)
Total current liabilities	$8,935	$8,023	$912	11.4%

Working capital	$14,204	$14,373	$(169)	(1.2)%
Current ratio	2.59	2.79	(0.20)	(7.2)%

Total shareholders’ equity	$14,907	$14,469	$438	3.0%

NM = not meaningful

Change in Working Capital

Working capital was $14.2 million at April 2, 2011, down approximately $0.2 million from January 1, 2011. The ratio of current assets to current liabilities decreased 0.20 to 2.59 at April 2, 2011 compared to 2.79 at January 1, 2011.

Our total current assets increased approximately $0.7 million at April 2, 2011 compared to the end of fiscal 2010 primarily as a result of increased accounts receivable balances. Our accounts receivable balance increased 3.1% as a result of higher revenues during the quarter and our days sales outstanding declined from 63 at the end of fiscal 2010 to 60 at April 2, 2011.

Our total current liabilities increased by approximately $0.9 million at April 2, 2011 compared to the end of fiscal 2010. The timing of our payroll periods from our fiscal year end to the first quarter of fiscal 2011 caused our salaries and benefits payable balance to increase approximately $1.2 million.

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

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents remained relatively flat from January 1, 2011 to April 2, 2011. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of amounts billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and through the use of our credit facility.

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

The Amended Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 1.50% - 2.50%, depending on our operating results. The Credit Facility had a one-time origination fee of $150,000, the balance of which is being amortized over the new term of the Amended Credit Facility. The annual unused line fee varies between 0.25% - 0.375%, depending on our operating results, on the daily average unused amount. The Amended Credit Facility may be terminated or reduced by us on 90 days notice in exchange for a termination fee of 1.0% of the maximum line amount through September 30, 2011, 0.50% thereafter until September 30, 2012, 0.25% thereafter until September 30, 2013 and no fee in the final year. Borrowings under the Amended Credit Facility are secured by all of our assets.

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

As of April 2, 2011, we were in compliance with all the requirements and had no borrowing under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.3 million as of April 2, 2011.

On March 3, 2010, we closed on an asset sale agreement for certain client contracts. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash.

During each of the first quarters of fiscal 2011 and fiscal 2010, we made capital expenditures of approximately $37,000 and $59,000, respectively.

During the first quarter of fiscal 2011, we paid off a loan on a Company owned life insurance policy of approximately $0.5 million. The Company owned life insurance policy is reported in Other assets in our Consolidated Balance Sheets.

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

Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a local and national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key client relationships or to attract new clients, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce or leverage our operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for clients or the risk that we may be subject to claims for indemnification under contracts with our clients, (viii) our inability to comply with the requirements in our line of credit or to obtain a replacement line of credit on commercially reasonable terms, and (ix) as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Quarterly Report on Form 10-Q for fiscal year 2011 (especially in the Management’s Discussion and Analysis and Risk Factors section thereof) and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

Item 1A.                                        Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended January 1, 2011.

Item 2.                                                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                 Defaults Upon Senior Securities.

None.

Item 4.                                                 Removed and Reserved

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

^3.6	Amendment to Articles of Incorporation to reduce authorized shares to 24 million.
^3.7	Amendment No. 1 to Restated Bylaws of Analysts International Corporation (Exhibit 3.1 to the Registrant’s Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).
^3.8	Articles of Incorporation, as amended (Exhibit 3.1 to the Registrant’s Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^3.9	Amendment to Bylaws of Analysts International Corporation (Exhibit 3.2 to the Registrant’s Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^ 4.1	Specimen Common Stock Certificate (Exhibit 4(a) to Annual Report on Form 10-K for fiscal year 1989, Commission File No. 0-4090, incorporated by reference).
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

^10.65

First Amendment to Credit & Security Agreement with Wells Fargo Bank, National Association, dated February 23, 2011 (Exhibit 10.1 to Current Report on Form 8-K, filed February 24, 2010, Commission File No. 1-33981, incorporated by reference).

^10.66

Employment Agreement together with Exhibits A and B, between the Company and Brittany B. McKinney, dated as of March 1, 2011 (Exhibit 10.1 to the Registrant’s Form 8-K filed February 24, 2010, Commission File No. 1-33981, incorporated by reference).

^10.67

Change in Control Severance Pay Plan, adopted February 22, 2011, dated March 1, 2011 (Exhibit 10.1 to Current Report on Form 8-K, filed February 28, 2011, Commission File No. 1-33981, incorporated by reference).

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

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 5, 2011	By:	/s/ Brittany B. McKinney
Brittany B. McKinney
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2011	By:	/s/ Randy W. Strobel
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

^3.6	Amendment to Articles of Incorporation to reduce authorized shares to 24 million.
^3.7	Amendment No. 1 to Restated Bylaws of Analysts International Corporation (Exhibit 3.1 to the Registrant’s Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).
^3.8	Articles of Incorporation, as amended (Exhibit 3.1 to the Registrant’s Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^3.9	Amendment to Bylaws of Analysts International Corporation (Exhibit 3.2 to the Registrant’s Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^ 4.1	Specimen Common Stock Certificate (Exhibit 4(a) to Annual Report on Form 10-K for fiscal year 1989, Commission File No. 0-4090, incorporated by reference).
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

^10.65

First Amendment to Credit & Security Agreement with Wells Fargo Bank, National Association, dated February 23, 2011 (Exhibit 10.1 to Current Report on Form 8-K, filed February 24, 2010, Commission File No. 1-33981, incorporated by reference).

^10.66

Employment Agreement together with Exhibits A and B, between the Company and Brittany B. McKinney, dated as of March 1, 2011 (Exhibit 10.1 to the Registrant’s Form 8-K filed February 24, 2010, Commission File No. 1-33981, incorporated by reference).

^10.67

Change in Control Severance Pay Plan, adopted February 22, 2011, dated March 1, 2011 (Exhibit 10.1 to Current Report on Form 8-K, filed February 28, 2011, Commission File No. 1-33981, incorporated by reference).

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