Form 10-Q
period 2011-07-02
ANALYSTS INTERNATIONAL CORP
filed 2011-08-04
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2011

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 1-33981

ANALYSTS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0905408
(State of Incorporation)	(IRS Employer Identification No.)

7700 France Ave South
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

As of August 1, 2011, 5,012,385 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	July 2,	January 1,
(In thousands, except share and per share amounts)	2011	2011

ASSETS

Current assets:
Cash and cash equivalents	$4,127	$4,328
Accounts receivable, less allowance for doubtful accounts of $689 and $713, respectively	18,102	17,425
Prepaid expenses and other current assets	546	643
Total current assets	22,775	22,396

Property and equipment, net of accumulated depreciation of $8,173 and $8,290, respectively	755	784
Other assets	450	432
Total assets	$23,980	$23,612

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,272	$4,261
Line of credit	—	—
Salaries and benefits	2,140	2,189
Deferred revenue	431	359
Deferred compensation	212	181
Restructuring accrual	830	339
Other current liabilities	651	694
Total current liabilities	8,536	8,023

Non-current liabilities:
Deferred compensation	372	901
Restructuring accrual	40	167
Other long-term liabilities	—	52
Total non-current liabilities	412	1,120

Shareholders’ equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 5,012,385 and 4,985,874, respectively	501	498
Additional capital	25,920	25,599
Accumulated deficit	(11,389)	(11,628)
Total shareholders’ equity	15,032	14,469
Total liabilities and shareholders’ equity	$23,980	$23,612

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands, except per share amounts)	2011	2010	2011	2010

Revenues	$26,835	$26,846	$53,147	$55,298
Cost of revenues	20,637	21,208	40,690	43,669
Gross profit	6,198	5,638	12,457	11,629

Selling, administrative and other operating costs	5,406	6,464	11,456	13,437
Restructuring costs and other severance related costs	746	8	746	182
Total operating expenses	6,152	6,472	12,202	13,619

Operating income (loss)	46	(834)	255	(1,990)

Non-operating income	—	5	—	10
Interest expense	—	(5)	—	(8)

Income (loss) before income taxes	46	(834)	255	(1,988)

Income tax expense	9	8	16	19

Net income (loss)	$37	$(842)	$239	$(2,007)

Per common share (basic):
Net income (loss)	$0.01	$(0.17)	$0.05	$(0.40)

Per common share (diluted):
Net income (loss)	$0.01	$(0.17)	$0.05	$(0.40)

Weighted-average shares outstanding:
Basic	5,012	4,986	5,004	4,986
Diluted	5,027	4,986	5,016	4,986

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	July 2,	July 3,
(In thousands)	2011	2010

Cash flows from operating activities:
Net income (loss)	$239	$(2,007)

Adjustments to net income (loss):
Loss on asset sales and disposals	—	107
Depreciation	346	467
Share based compensation	324	31

Changes in:
Accounts receivable	(677)	3,288
Prepaid expenses and other assets	34	319
Accounts payable	—	(1,623)
Salaries and benefits	(49)	418
Deferred revenue	72	28
Deferred compensation	(498)	(189)
Restructuring accrual	364	(1,189)
Other accrued liabilities	(35)	(45)
Net cash provided by (used in) operating activities	120	(395)

Cash flows from investing activities:
Expended for property and equipment additions	(306)	(78)
Proceeds from asset sale	—	184
Proceeds from cash surrender of insurance policy	531	—
Net cash provided by investing activities	225	106

Cash flows from financing activities:
Net change in line of credit	—	—
Payment of insurance policy loan	(486)	—
Payment of capital lease obligation	(60)	(90)
Net cash used in financing activities	(546)	(90)

Net decrease in cash and cash equivalents	(201)	(379)

Cash and cash equivalents at beginning of period	4,328	3,818

Cash and cash equivalents at end of period	$4,127	$3,439

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (“IT”) services company. We employ approximately 950 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2011 will end on Saturday, December 31, 2011. The second quarter of fiscal 2011 ended on July 2, 2011 and the second quarter of fiscal 2010 ended on July 3, 2010.

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

Changes to Consolidated Statements of Operations

As presented on our second quarter 2011 Form 10-Q, we have changed the format of our Consolidated Statements of Operations for reporting revenues and cost of revenues. The change in format combines Professional services provided directly and Professional services provided through subsuppliers for both revenues and cost of revenues. Professional services provided through subsuppliers is immaterial to our current and historical operations for the periods presented and we believe this change in format will better assist in the understanding of our business.

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

As of July 2, 2011, we were in compliance with all the requirements and had no borrowings under the Amended Credit Facility. Total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $6.4 million as of July 2, 2011.

5.   Restructuring Costs and Other Severance Related Costs

For the six month period ended July 2, 2011, we recorded severance and office closure charges of $0.7 million. Of these charges, $0.3 million related to severance and severance-related charges related to changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

For the six month period ended July 3, 2010, we recorded severance and office closure charges of $0.2 million. Of these charges, $0.2 million related to severance and severance-related charges.

A summary of the restructuring charges and subsequent activity in the restructuring accrual for the six months ended July 2, 2011 is as follows:

(In thousands)	Severance	Office Closure	Total
Balance as of January 1, 2011	$22	$484	$506
Additional restructuring charges	329	417	746
Cash expenditures	(91)	(291)	(382)
Balance as of July 2, 2011	$260	$610	$870

6.  Shareholders’ Equity

					Total
	Outstanding	Common	Additional	Accumulated	Shareholders’
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Equity

Balances as of January 1, 2011	4,985,874	$498	$25,599	$(11,628)	$14,469
Common stock issued	26,511	3	112	—	115
Share based compensation expense	—	—	209	—	209
Net income	—	—	—	239	239
Balance as of July 2, 2011	5,012,385	$501	$25,920	$(11,389)	$15,032

7. Share Based Compensation

Total share based compensation expense for the three and six month periods ended July 2, 2011 was approximately $0.1 million and $0.3 million, respectively. This includes compensation expense related to both stock options and stock awards. The tax benefit recorded for these same periods was approximately $19,000 and $32,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

Total share based compensation expense for the three- and six-month periods ended July 3, 2010 was approximately $0.1 million and $31,000, respectively. This includes compensation expense related to both stock options and stock awards. The tax benefit recorded for these same periods was approximately $4,000 and $6,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the periods ended July 2, 2011 and July 3, 2010. As of July 2, 2011, there was approximately $0.4 million of unrecognized share based compensation expense related to unvested stock options and awards that are expected to vest over a weighted-average period of 1.4 years. Options to purchase approximately 0.4 million and 0.5 million shares of common stock were outstanding at July 2, 2011 and July 3, 2010, respectively.

During the three and six month periods ended July 2, 2011 and July 3, 2010, we granted equity compensation awards as follows:

	Three Months Ended					Six Months Ended
	July 2, 2011		July 3, 2010			July 2, 2011		July 3, 2010
	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value		Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value

Stock Options	—	$—	—	$—	Stock Options	110,050	$2.74	86,800	$1.73
Stock Awards	—	$—	—	$—	Stock Awards	102,450	$4.40	1,200	$3.36

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

There were 362,067 and 315,739 anti-dilutive weighted average shares excluded from the calculation of weighted average number of common equivalent shares outstanding for the three and six month periods ended July 2, 2011, respectively. For the three and six month periods ended July 3, 2010, all potential common shares outstanding were considered anti-dilutive and excluded from the calculation of weighted average number of common and common equivalent shares outstanding because we reported a net loss. The computation of basic and diluted income (loss) per share for the three and six month periods ended July 2, 2011 and July 3, 2010, is as follows:

	Three Months Ended		Six Months Ended
	July 2,	July 3,	July 2,	July 3,
(In thousands except per share amounts)	2011	2010	2011	2010

Net income (loss)	$37	$(842)	$239	$(2,007)
Weighted-average number of common shares outstanding	5,012	4,986	5,004	4,986
Dilutive effect of potential common shares outstanding	15	—	12	—
Weighted-average number of common and common equivalent shares outstanding	5,027	4,986	5,016	4,986

Net income (loss) per share:
Basic	$0.01	$(0.17)	$0.05	$(0.40)
Diluted	$0.01	$(0.17)	$0.05	$(0.40)

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

A.          Our Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (“IT”) services company. We employ approximately 950 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

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

Our fiscal 2011 objectives in support of our strategy are as follows:

•                  Build a platform for growth

During fiscal year 2011, we expect to increase our sales and recruiting capacity by more than 40% from the beginning of fiscal 2011. We have added more than half of our targeted increase in sales and recruiting capacity by the end of the second quarter of fiscal 2011. Based on the time we believe it takes an account executive and a recruiter to reach full productivity, we believe there will be a positive impact of this investment on fiscal 2011 revenues; however, we expect a greater impact on future period revenues.

During the balance of fiscal 2011 and as part of our growth strategy, we will consider the possibility of strategic acquisitions if and when the right opportunity arises. Our acquisition strategy is to identify IT staffing firms located in our core markets that complement our existing IT staffing business. We evaluate potential future acquisitions based on the size of the firm, capabilities of their sales force and recruiter personnel and cultural fit as well as other relevant criteria.

•                  Improve gross margin rates

We anticipate further gross margin rate improvement from the 22.3% we achieved in fiscal 2010 as we continue to change our mix of business and focus on our core markets.

In the second quarter of fiscal 2011, we generated a gross margin rate of 23.1%, a 210 basis point improvement over the prior year second quarter and a 70 basis point decline over our fiscal 2011 first quarter gross margin rate. For the first six months of fiscal 2011, we generated a gross margin rate of 23.4%, a 240 basis point improvement over the prior year comparable period. The year over year improvement in gross margin rates is primarily due to lower benefit costs and changing our mix of business.

•                  Generate profitability in fiscal 2011

We plan to continue to make investments in our sales and recruiting operations, however, we believe improvements in our gross margin rate and continued focus on controlling our administrative and other operating costs will allow us to generate profitability in fiscal 2011.

For the second quarter of fiscal 2011, we generated net income of $37,000 and on a year-to-date basis we have generated net income of $0.2 million. In the second quarter of fiscal 2011, we incurred charges of approximately $0.7 million relating to the relocation of our corporate headquarters and for severance charges related to changes in our senior executive officers. We anticipate the relocation of our corporate headquarters will reduce our annualized operating expenses by approximately $0.3 million. We believe we will be profitable for fiscal 2011.

C.          Business Developments

Leadership

On February 22, 2011, our Board of Directors appointed Brittany B. McKinney as our President and Chief Executive Officer and on May 24, 2011, she was elected as a Director of our Company. Ms. McKinney served as our Interim President and Chief Executive Officer since September 2010. Previously, Ms. McKinney was our Vice President of Corporate Development and the Senior Vice President of the Central Region.

On May 4, 2011, Randy W. Strobel resigned from his employment as the Company’s Senior Vice President, Chief Financial Officer effective as of the close of business on August 31, 2011.

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

D.          Overview of Second Quarter Fiscal 2011 Operations

Our revenues were relatively flat as compared to the second quarter of fiscal 2010. When compared to the prior year quarter, the number of billable hours decreased 0.3% and was offset by a 2.0% increase in our average billing rates.

The gross margin rate increased 210 basis points primarily due to lower benefit costs and more favorable average billing rates.

SG&A expenses declined $1.1 million, or 16.4%, in the second quarter of fiscal 2011 over the prior year quarter as a result of personnel, benefit and non-personnel cost reductions.

We used cash from operations of $0.5 million during the second quarter of fiscal 2011. As of July 2, 2011, we had a cash balance of $4.1 million and no borrowings under our revolving line of credit.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JULY 2, 2011 VS. JULY 3, 2010

The following table illustrates the relationship between revenue and expense categories along with a count of management and administrative personnel and IT professionals for the three months ended July 2, 2011 and July 3, 2010.

	Three Months Ended July 2, 2011		Three Months Ended July 3, 2010
		% of		% of	Increase (Decrease)
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$26,835	100.0%	$26,846	100.0%	$(11)	(0.0)%
Cost of revenues	20,637	76.9	21,208	79.0	(571)	(2.7)
Gross profit	6,198	23.1	5,638	21.0	560	9.9

Selling, administrative and other operating costs	5,406	20.1	6,464	24.1	(1,058)	(16.4)
Restructuring costs and other severance related costs	746	2.8	8	0.0	738	NM
Total operating expenses	6,152	22.9	6,472	24.1	(320)	(4.9)

Operating income (loss)	46	0.2	(834)	(3.1)	880	NM

Non-operating income	—	0.0	5	0.0	(5)	(100.0)
Interest expense	—	0.0	(5)	(0.0)	(5)	(100.0)

Income (loss) before income taxes	46	0.2	(834)	(3.1)	880	NM

Income tax expense	9	0.0	8	0.0	1	12.5

Net income (loss)	$37	0.1%	$(842)	(3.1)%	$879	NM

Personnel:
Management and Administrative	116		113		3	2.7%
IT Professionals	835		809		26	3.2%

NM = not meaningful

Revenues

Revenues remained relatively flat from the comparable period a year ago. The number of billable hours for the second quarter of fiscal 2011 declined approximately 0.3% from the prior year period; however, the slight decline in billable hours was offset by a 2.0% increase in average billing rates over the prior year period.

Cost of Revenues

Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using sub-contractors. This category of expense as a percentage of revenues decreased 210 basis points to 76.9%, in the second quarter of fiscal 2011 compared to the prior year period primarily due to a decrease in our benefit costs and an increase in average billing rates.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs.  This category of costs decreased approximately $1.1 million from the comparable period in 2010 and represented 20.1% of revenue for the second quarter of fiscal 2011 compared to 24.1% in fiscal 2010. In the second quarter of fiscal 2011, SG&A expenses declined as a result of lower employee benefit costs ($0.2 million), personnel and related cost reductions ($0.1 million) and the implementation of general expense reductions ($0.4 million). In addition, during the second quarter of fiscal l 2011, we required the participants in our post-retirement medical benefit plan to move to a standardized plan or accept a buyout, which resulted in a decline in our future benefit obligation of $0.4 million.

Restructuring Costs and Other Severance Related Costs

For the three month period ended July 2, 2011, we recorded severance and office closure charges of $0.7 million. Of these charges, $0.3 million related to severance and severance-related charges related to changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

Non-operating Income

We had no non-operating income in the second quarter of fiscal 2011.

Interest Expense

We had no borrowing outstanding in the second quarter of fiscal 2011 or 2010 under our revolving credit facility.

Income Taxes

Our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income. We currently have approximately $25.7 million of operating loss carryforwards available to offset federal and state taxes. For both the second quarters of fiscal 2011 and fiscal 2010, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our IT professional staff levels, which include sub-contractors, finished the second quarter of fiscal 2011 at 835, a 3.2% increase against the comparable period last year. The increase in IT professional staff levels is primarily due to recent increases in our staffing business. The increase in management and administrative personnel is due to our focus on increasing the number of account executives and recruiters that are necessary to increase revenues.

Certain Information Concerning Off-Balance Sheet Arrangements

As of July 2, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

E.          Overview of Year to Date Fiscal 2011 Operations

Our revenues decreased $2.2 million, or 3.9%, from the first half of fiscal 2010 primarily due to a reduction in volume at lower margin accounts (3.0%) and from our planned exit from a non-core line of business (0.9%).

The gross margin rate increased 240 basis points primarily due to lower benefit costs.

SG&A expenses declined $2.0 million, or 14.7%, in first half of fiscal 2011 compared to the first half of fiscal 2010 as a result of personnel, benefit and non-personnel cost reductions.

We generated cash from operations of $0.1 million during the first half of fiscal 2011. As of July 2, 2011, we had a cash balance of $4.1 million and no borrowings under our revolving line of credit.

RESULTS OF OPERATIONS, SIX MONTHS ENDED JULY 2, 2011 VS. JULY 3, 2010

The following table illustrates the relationship between revenue and expense categories along with a count of management and administrative personnel and IT professionals as of July 2, 2011 and July 3, 2010.

	Six Months Ended		Six Months Ended
	July 2, 2011		July 3, 2010
		% of		% of	Increase (Decrease)
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$53,147	100.0%	$55,298	100.0%	$(2,151)	(3.9)%
Cost of revenues	40,690	76.6	43,669	79.0	(2,979)	(6.8)
Gross profit	12,457	23.4	11,629	21.0	828	7.1

Selling, administrative and other operating costs	11,456	21.6	13,437	24.3	(1,981)	(14.7)
Restructuring costs and other severance related costs	746	1.4	182	0.4	564	309.9
Total operating expenses	12,202	23.0	13,619	24.6	(1,417)	(10.4)

Operating income (loss)	255	0.5	(1,990)	(3.6)	2,245	NM

Non-operating income	—	0.0	10	0.0	(10)	(100.0)
Interest expense	—	0.0	(8)	(0.0)	(8)	(100.0)

Income (loss) before income taxes	255	0.5	(1,988)	(3.6)	2,243	NM

Income tax expense	16	0.0	19	0.0	(3)	(15.8)

Net income (loss)	$239	0.4%	$(2,007)	(3.6)%	$2,246	NM

Personnel:
Management and Administrative	116		113		3	2.7%
IT Professionals	835		809		26	3.2%

NM = not meaningful

Revenues

Revenues declined $2.2 million, or 3.9%, from the comparable period a year ago due to a reduction in volume at lower margin accounts (3.0%) and from our planned exit from a non-core line of business (0.9%). After adjusting for the planned exit from a non-core line of business, the number of billable hours for the first six months of fiscal 2011 declined 3.8% from the prior year period as a result of fewer consultants serving lower margin business. The decline in billable hours was partially offset by a 1.8% increase in average billing rates over the prior year period.

Cost of Revenues

Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using sub-contractors. This category of expense as a percentage of revenues decreased 240 basis points to 76.6%, in the first six months of fiscal 2011 compared to the prior year period primarily due to a decrease in our benefit costs.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs.  This category of costs decreased approximately $2.0 million from the comparable period in 2010 and represented 21.6% of revenue for the first six months of fiscal 2011 as compared to 24.3% in fiscal 2010. In the first six months of fiscal 2011, SG&A expenses declined as a result of lower employee benefit costs ($0.5 million), personnel and related cost reductions ($0.4 million) and the implementation of general expense reductions ($0.7 million). In addition, during the first half of fiscal l 2011, we required the participants in our post-retirement medical benefit plan to move to a standardized plan or accept a buyout, which resulted in a decline in our future benefit obligation of $0.4 million.

Restructuring Costs and Other Severance Related Costs

For the six month period ended July 2, 2011, we recorded severance and office closure charges of $0.7 million. Of these charges, $0.3 million related to severance and severance-related charges related to changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

During the first six months of fiscal 2010, we recorded restructuring and severance related expenses of $0.2 million.

Non-operating Income

We had no non-operating income in the first six months of fiscal 2011.

Interest Expense

We had no borrowing outstanding in the first six months of fiscal 2011 or 2010 under our revolving credit facility.

Income Taxes

Our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income. We currently have approximately $25.7 million of operating loss carryforwards available to offset federal and state taxes. For the six months ended July 2, 2011 and July 3, 2010, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our IT professional staff levels, which include sub-contractors, finished the first six months of fiscal 2011 at 835, a 3.2% increase against the comparable period last year. The increase in IT professional staff levels is primarily due to recent increases in our staffing business. The increase in management and administrative personnel is due to our focus on increasing the number of account executives and recruiters that are necessary to increase revenues.

Certain Information Concerning Off-Balance Sheet Arrangements

As of July 2, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	July 2,	January 1,	Increase	Increase
(In thousands)	2011	2011	(Decrease)	(Decrease)

Cash and cash equivalents	$4,127	$4,328	$(201)	(4.6)%
Accounts receivable	18,102	17,425	677	3.9
Prepaid expenses and other current assets	546	643	(97)	(15.1)
Total current assets	$22,775	$22,396	$379	1.7%

Accounts payable	$4,272	$4,261	$11	0.3%
Line of credit	—	—	—	NM
Salaries and benefits	2,140	2,189	(49)	(2.2)
Deferred revenue	431	359	72	20.1
Deferred compensation	212	181	31	17.1
Restructuring accrual	830	339	491	144.8
Other current liabilities	651	694	(43)	(6.2)
Total current liabilities	$8,536	$8,023	$513	6.4%

Working capital	$14,239	$14,373	$(134)	(0.9)%
Current ratio	2.67	2.79	(0.12)	(4.3)%

Total shareholders’ equity	$15,032	$14,469	$563	3.9%

NM = not meaningful

Change in Working Capital

Working capital was $14.2 million at July 2, 2011, down approximately $0.1 million from January 1, 2011. The ratio of current assets to current liabilities decreased 0.12 to 2.67 at July 2, 2011 compared to 2.79 at January 1, 2011.

Our total current assets increased approximately $0.4 million at July 2, 2011 compared to the end of fiscal 2010 primarily as a result of increased accounts receivable balances. Our accounts receivable balance increased 3.9% as a result of a 5.9% increase in our revenues during the second quarter of fiscal 2011 over the fourth quarter of fiscal 2010 which was partially offset by a decline in our days sales outstanding from 63 days at the end of fiscal 2010 to 60 days at July 2, 2011.

Our total current liabilities increased by approximately $0.5 million at July 2, 2011 compared to the end of fiscal 2010. The relocation of our corporate headquarters and changes in our senior executive officers during the second quarter of fiscal 2011 increased our restructuring accrual balance by approximately $0.5 million.

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

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents remained relatively flat from January 1, 2011 to July 2, 2011. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of amounts billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and through the use of our credit facility.

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

As of July 2, 2011, we were in compliance with all the requirements and had no borrowing under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $6.4 million as of July 2, 2011.

On March 3, 2010, we closed on an asset sale agreement for certain client contracts. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash.

During each of the second quarters of fiscal 2011 and fiscal 2010, we made capital expenditures of approximately $0.3 million and $19,000, respectively. For the six month periods ended July 2, 2011 and July 3, 2010, we made capital expenditures of approximately $0.3 million and $0.1 million, respectively.

During the first half of fiscal 2011, we paid off a loan on a Company owned life insurance policy of approximately $0.5 million and subsequently surrendered the Company owned life insurance policy and received proceeds of approximately $0.5 million.

Also during fiscal 2011, we required the participants in our post-retirement medical benefit plan to move to a standardized plan or accept a buyout, which resulted in a decline in our future benefit obligation by approximately $0.4 million. The reduction of our post-retirement medical benefits is recorded in our non-current Deferred compensation balance as reported in our Consolidated Balance Sheets.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) about: (i) our strategic plans, the objectives of those strategic plans and our ability to successfully implement our strategic plans, including our goal of profitability during fiscal 2011, (ii) our expectations with respect to the demand for our services and continuing pressure from clients to request lower cost offerings for IT staffing services, (iii) our expectations with respect to competition in our industry and our ability to compete, (iv) our expectations with respect to our financial results and operating performance, and (v) management’s beliefs with respect to its ability to manage its business, increase revenues, maintain profitability, achieve industry standard gross profit margin rates, build cash and return value to its shareholders. You can identify these statements by the use of words such as anticipate, estimate, expect, should, project, forecast, intend, plan, believe, will and other words and terms of similar meaning or import, or variations thereof, and in connection with any discussion of future operating or financial performance.

These forward-looking statements are based on current information, which we have assessed, but which by its nature is dynamic and subject to rapid and even abrupt changes.  As such, results may differ materially in response to a change in this information.  Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a local and national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key client relationships or to attract new clients, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce or leverage our operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for clients or the risk that we may be subject to claims for indemnification under contracts with our clients, (viii) our inability to comply with the requirements in our line of credit or to obtain a replacement line of credit on commercially reasonable terms, (ix) the risk that we will not be able to realize the benefits of its investments or exploit other opportunities of the business in a timely manner or on favorable terms, (x) potentially incorrect assumptions by management with respect to the financial effect of prior cost reduction initiatives and current strategic decisions, and (xi) as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Quarterly Report on Form 10-Q (especially in the Management’s Discussion and Analysis and Risk Factors section hereof) and our Current Reports on Form 8-K.  All forward-looking statements included in this Form 10-Q are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control.  We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

Item 1A.                                                Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended January 1, 2011, which risk factors are incorporated herein by reference.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                         Defaults Upon Senior Securities.

None.

Item 4.                                                         Removed and Reserved.

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

^10.68

Separation Agreement and Release of Claims dated May 4, 2011, between the Company and Randy W. Strobel (Exhibit 10.1 to the Registrant’s Form 8-K filed May 5, 2011, Commission File No. 1-33987, incorporated by reference)

^10.69

Separation Agreement and Release of Claims dated as of May 24, 2011, between Analysts International Corporation and Christopher T. Cain (Exhibit 10.1 to the Registrant’s Form 8-K filed May 27, 2011, Commission File No. 1-33987, incorporated by reference)

+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
++ 101.1

The following materials from Analysts International Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 4, 2011	By:	/s/ Brittany B. McKinney
Brittany B. McKinney
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2011	By:	/s/ Randy W. Strobel
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

^10.68

Separation Agreement and Release of Claims dated May 4, 2011, between the Company and Randy W. Strobel (Exhibit 10.1 to the Registrant’s Form 8-K filed May 5, 2011, Commission File No. 1-33987, incorporated by reference)

^10.69

Separation Agreement and Release of Claims dated as of May 24, 2011, between Analysts International Corporation and Christopher T. Cain (Exhibit 10.1 to the Registrant’s Form 8-K filed May 27, 2011, Commission File No. 1-33987, incorporated by reference)

+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
++ 101.1

The following materials from Analysts International Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.