Form 10-Q
period 2011-10-01
ANALYSTS INTERNATIONAL CORP
filed 2011-11-03
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2011

or

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

As of October 31, 2011, 5,017,385 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	October 1,	January 1,
(In thousands, except share and per share amounts)	2011	2011

ASSETS

Current assets:
Cash and cash equivalents	$5,787	$4,328
Accounts receivable, less allowance for doubtful accounts of $644 and $713, respectively	19,426	17,425
Prepaid expenses and other current assets	392	643
Total current assets	25,605	22,396

Property and equipment, net of accumulated depreciation of $7,369 and $8,290, respectively	1,494	784
Other assets	475	432
Total assets	$27,574	$23,612

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,616	$4,261
Salaries and benefits	3,697	2,189
Deferred revenue	379	359
Deferred compensation	138	181
Restructuring accrual	654	339
Other current liabilities	744	694
Total current liabilities	10,228	8,023

Non-current liabilities:
Deferred compensation	391	901
Restructuring accrual	34	167
Other long-term liabilities	—	52
Total non-current liabilities	425	1,120

Shareholders’ equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 5,017,385 and 4,985,874, respectively	502	498
Additional capital	26,014	25,599
Accumulated deficit	(9,595)	(11,628)
Total shareholders’ equity	16,921	14,469
Total liabilities and shareholders’ equity	$27,574	$23,612

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands, except per share amounts)	2011	2010	2011	2010

Revenues	$28,876	$26,049	$82,023	$81,347
Cost of revenues	21,659	20,187	62,349	63,856
Gross profit	7,217	5,862	19,674	17,491

Selling, administrative and other operating costs	5,389	5,772	16,845	19,209
Restructuring costs and other severance related costs	23	(482)	769	(300)
Total operating expenses	5,412	5,290	17,614	18,909

Operating income (loss)	1,805	572	2,060	(1,418)

Non-operating income	—	4	—	14
Interest expense	—	(3)	—	(11)

Income (loss) before income taxes	1,805	573	2,060	(1,415)

Income tax expense (benefit)	11	(14)	27	5

Net income (loss)	$1,794	$587	$2,033	$(1,420)

Per common share (basic):
Net income (loss)	$0.36	$0.12	$0.41	$(0.28)

Per common share (diluted):
Net income (loss)	$0.36	$0.12	$0.41	$(0.28)

Weighted-average shares outstanding:
Basic	5,015	4,986	5,008	4,986
Diluted	5,024	4,988	5,018	4,986

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	October 1,	October 2,
(In thousands)	2011	2010

Cash flows from operating activities:
Net income (loss)	$2,033	$(1,420)

Adjustments to net income (loss):
Loss on asset sales and disposals	—	157
Depreciation	464	677
Share based compensation	419	(33)

Changes in:
Accounts receivable	(2,001)	4,571
Prepaid expenses and other assets	163	851
Accounts payable	265	(2,576)
Salaries and benefits	1,508	1,392
Deferred revenue	20	(11)
Deferred compensation	(553)	(377)
Restructuring accrual	182	(2,064)
Other accrued liabilities	58	(215)
Net cash provided by operating activities	2,558	952

Cash flows from investing activities:
Expended for property and equipment additions	(1,084)	(91)
Proceeds from asset sale	—	186
Proceeds from cash surrender of insurance policy	531	—
Net cash (used in) provided by investing activities	(553)	95

Cash flows from financing activities:
Payment of insurance policy loan	(486)	—
Payment of capital lease obligation	(60)	(135)
Net cash used in financing activities	(546)	(135)

Net increase in cash and cash equivalents	1,459	912

Cash and cash equivalents at beginning of period	4,328	3,818

Cash and cash equivalents at end of period	$5,787	$4,730

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (“IT”) services company. We employ approximately 970 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2011 will end on Saturday, December 31, 2011. The third quarter of fiscal 2011 ended on October 1, 2011 and the third quarter of fiscal 2010 ended on October 2, 2010.

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

Changes to Consolidated Statements of Operations

As presented on our third quarter 2011 Form 10-Q, we have changed the format of our Consolidated Statements of Operations for reporting revenues and cost of revenues. The change in format combines Professional services provided directly and Professional services provided through subsuppliers for both revenues and cost of revenues. Professional services provided through subsuppliers is immaterial to our current and historical operations for the periods presented.

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

4.   Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. The balances of our Property and equipment as of October 1, 2011 and January 2, 2011 and the estimated useful lives used in the financial statements are as follows:

(In thousands)	October 1, 2011	January 1, 2011	Useful lives (in years)

Leasehold improvements	$237	$269	Shorter of useful life or lease term
Office furniture & equipment	1,772	1,656	5 - 10
Computer hardware	1,482	1,793	2 - 5
Software	4,575	5,356	2 - 5
Work in process	797	—
	8,863	9,074
Accumulated depreciation	(7,369)	(8,290)
Property and equipment, net	$1,494	$784

In the third quarter of fiscal 2011, the Company commenced a project to replace its current financial and human resource information systems with a fully integrated enterprise resource planning (“ERP”) solution. The project to implement the ERP solution resulted in approximately $0.8 million of costs being capitalized in the third quarter of fiscal 2011.

In the second and third quarters of fiscal 2011, the Company disposed of approximately $1.4 million of fully amortized and depreciated property and equipment. The disposed property and equipment primarily relates to decommissioned software, computer hardware and the relocation of our corporate headquarters.

5.  Financing Agreement

Revolving Credit Facility

On February 23, 2011, we entered into the First Amendment to Credit and Security Agreement (“Amended Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), pursuant to which the interest rate on future borrowings and the unused line fee were reduced, the maturity date was extended until September 30, 2014 and certain covenants were made less restrictive. On September 21, 2011, we entered into the Second Amendment to the Amended Credit Facility with Wells Fargo, which increased our annual capital expenditures covenant for fiscal 2011 from $2.0 million to $2.5 million.

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

The Amended Credit Facility requires us to meet certain levels of year-to-date earnings before taxes. The Amended Credit Facility limit on our annual capital expenditures is $2.5 million for fiscal 2011 and $2.0 million for each fiscal year thereafter. The facility contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control of the Company and bankruptcy events.

As of October 1, 2011, we were in compliance with all the requirements and had no borrowings under the Amended Credit Facility. Total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.1 million as of October 1, 2011.

6.   Restructuring Costs and Other Severance Related Costs

For the nine month period ended October 1, 2011, we recorded severance and office closure charges of $0.8 million. Of these charges,

$0.4 million related to severance and severance-related charges for changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

For the nine month period ended October 2, 2010, we recorded a net reversal of restructuring costs and other severance-related costs of $0.3 million. The net reversal is comprised of a $0.4 million charge relating to severance and severance-related expenses and a reversal of $0.7 million, primarily relating to the modification of lease agreements for office space previously vacated.

A summary of the restructuring charges and subsequent activity in the restructuring accrual for the nine months ended October 1, 2011 is as follows:

(In thousands)	Severance	Office Closure	Total
Balance as of January 1, 2011	$22	$484	$506
Additional restructuring charges	370	399	769
Cash expenditures	(145)	(442)	(587)
Balance as of October 1, 2011	$247	$441	$688

7.  Shareholders’ Equity

					Total
	Outstanding	Common	Additional	Accumulated	Shareholders’
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Equity

Balances as of January 1, 2011	4,985,874	$498	$25,599	$(11,628)	$14,469
Common stock issued	31,511	3	128	—	131
Share based compensation expense	—	—	288	—	288
Net income	—	—	—	2,033	2,033
Balance as of October 1, 2011	5,017,385	$501	$26,015	$(9,595)	$16,921

8. Share Based Compensation

Total share based compensation expense for the three and nine month periods ended October 1, 2011 was approximately $0.1 million and $0.4 million, respectively. This includes compensation expense related to both stock options and stock awards. The tax benefit recorded for these same periods was approximately $16,000 and $48,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

As a result of changes in our senior leadership personnel, we recorded a reversal of equity-based compensation expense for the three- and nine-month periods ended October 2, 2010 of approximately $0.1 million and $33,000, respectively. This includes compensation expense related to both stock options and stock awards, and the reversal of compensation expense related to the forfeiture of unvested stock options in excess of original estimates. The reduction in tax benefit recorded for third quarter of fiscal 2010 was approximately $5,000 and the tax benefit recorded for the nine-month period ended October 2, 2010 was approximately $10,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

No stock options were exercised during the periods ended October 1, 2011 and October 2, 2010. As of October 1, 2011, there was approximately $0.3 million of unrecognized share based compensation expense related to unvested stock options and awards that are expected to vest over a weighted-average period of 1.4 years. Options to purchase approximately 448,000 and 348,000 shares of common stock were outstanding at October 1, 2011 and October 2, 2010, respectively.

During the three and nine month periods ended October 1, 2011 and October 2, 2010, we granted equity compensation awards as follows:

	Three Months Ended
	October 1, 2011		October 2, 2010
	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value

Stock Options	20,000	$1.99	—	$—
Stock Awards	20,000	$3.10	—	$—

	Nine Months Ended
	October 1, 2011		October 2, 2010
	Grants	Weighted- Average Grant Date Fair Value	Grants	Weighted- Average Grant Date Fair Value

Stock Options	130,050	$2.62	86,800	$1.73
Stock Awards	122,450	$4.19	1,200	$3.36

9.  Net Income (Loss) Per Share

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

There were approximately 373,000 and 335,000 anti-dilutive weighted average shares excluded from the calculation of weighted average number of common equivalent shares outstanding for the three and nine month periods ended October 1, 2011, respectively. For the three-month period ended October 2, 2010, approximately 462,000 anti-dilutive weighted shares were excluded from the calculation of weighted average number of common equivalent shares outstanding. For the nine month period ended October 2, 2010, all potential common shares outstanding were considered anti-dilutive and excluded from the calculation of weighted average number of common and common equivalent shares outstanding because we reported a net loss. The computation of basic and diluted income (loss) per share for the three and nine month periods ended October 1, 2011 and October 2, 2010, is as follows:

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
(In thousands except per share amounts)	2011	2010	2011	2010

Net income (loss)	$1,794	$587	$2,033	$(1,420)
Weighted-average number of common shares outstanding	5,015	4,986	5,008	4,986
Dilutive effect of potential common shares outstanding	9	2	11	—
Weighted-average number of common and common equivalent shares outstanding	5,024	4,988	5,018	4,986

Net income (loss) per share:
Basic	$0.36	$0.12	$0.41	$(0.28)
Diluted	$0.36	$0.12	$0.41	$(0.28)

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

A.          Our Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (“IT”) services company. We employ approximately 970 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

B.          Fiscal 2011 Strategic Plan

Our primary goals for fiscal 2011 are to deliver profitability while making the investments required to position us for long-term growth and position AIC as a leading IT services company. Our strategy emphasizes:

•                       Building on our strong brand;

•                       Leveraging our longstanding client relationships; and

•                       Investing in core markets where we believe we can become a market leader in either presence or specialty.

Our fiscal 2011 objectives in support of our strategy are as follows:

•                  Build a platform for growth

During fiscal year 2011, we expect to increase our sales and recruiting capacity by more than 40% from the beginning of fiscal 2011. We have added approximately three-quarters of our targeted increase in sales and recruiting capacity by the end of the third quarter of fiscal 2011. These investments have had a positive effect on fiscal 2011 revenues; however, based on the time we believe it takes an account executive and a recruiter to reach full productivity, we expect a greater impact on future period revenues.

During the balance of fiscal 2011 and as part of our long-term growth strategy, we will consider the possibility of strategic acquisitions if and when the right opportunity arises. Our acquisition strategy is to identify IT staffing firms located in our core markets that complement our existing IT staffing business. We evaluate potential future acquisitions based on the size of the firm, capabilities of their sales force and recruiter personnel and cultural fit as well as other relevant criteria.

•                  Improve gross margin rates

We anticipate additional gross margin rate improvement from the 22.3% we achieved in fiscal 2010 as we continue to change our mix of business and focus on our core markets.

In the third quarter of fiscal 2011, we generated a gross margin rate of 25.0%, a 250 basis point improvement over the prior year third quarter and a 190 basis point improvement over our fiscal 2011 second quarter gross margin rate. For the first nine months of fiscal 2011, we generated a gross margin rate of 24.0%, a 250 basis point improvement over the prior year comparable period. The year-over-year improvement in gross margin rates is primarily due to implementing our strategy of evolving our mix of business and lower benefit costs.

•                  Generate profitability in fiscal 2011

We plan to continue to make investments in our sales and recruiting operations and we believe that improvements in our gross margin rate and continued focus on controlling our administrative and other operating costs will allow us to generate profitability in fiscal 2011.

For the third quarter of fiscal 2011, we generated net income of $1.8 million and on a year-to-date basis we have generated net income of $2.0 million. In the third quarter of fiscal 2011, we incurred charges of approximately $23,000 relating to restructuring costs and other severance related costs. For the first nine months of fiscal 2011, we have incurred charges of approximately $0.8 million relating to the relocation of our corporate headquarters and for severance charges related to changes in our senior executive officers. We anticipate the relocation of our corporate headquarters will reduce our annualized operating expenses by approximately $0.3 million. We believe we will be profitable for the balance of fiscal 2011.

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

On May 4, 2011, Randy W. Strobel resigned from his employment as the Company’s Senior Vice President, Chief Financial Officer effective on August 31, 2011. On August 3, 2011, Mr. Strobel resigned from his position as the Company’s Senior Vice President, Chief Financial Officer effective as of August 5, 2011; however, Mr. Strobel remained an employee through August 31, 2011.

On August 3, 2011, the Company and William R. Wolff entered into an Employment Agreement with an effective date of August 8, 2011, which provides that Mr. Wolff will be employed as Senior Vice President, Chief Financial Officer of the Company. Prior to this appointment, since December 2009, Mr. Wolff served as Chief Executive for a startup video hosting website for youth sports, TeamKLPZ, LLC of Burnsville, Minnesota.

Lawson Enterprise Resource Planning (“ERP”) Solution

In mid-August, our Board of Directors approved a project to replace our existing financial and human resource information systems with a fully integrated Lawson ERP solution. The Lawson ERP solution should allow us to streamline our business processes and allow for cost efficient scalability as well as improve management reporting and analysis. We believe the implementation of the ERP solution will be complete in early fiscal 2012 and estimate the total capitalized project costs at approximately $1.5 million. Through the third quarter of fiscal 2011, we have incurred capitalized expenditures related to the implementation of the ERP solution of approximately $0.8 million.

Revolving Credit Facility

On February 23, 2011, we entered into the First Amendment to the Credit and Security Agreement (“Amended Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), which amended the terms of the Credit Facility and extended the maturity date to September 30, 2014. On September 21, 2011, we entered into the Second Amendment to the Amended Credit Facility with Wells Fargo, which increased our annual capital expenditures covenant for fiscal 2011 from $2.0 million to $2.5 million. Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit.

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

D.          Overview of Third Quarter Fiscal 2011 Operations

Our revenues increased $2.8 million compared to the third quarter of fiscal 2010. When compared to the prior year quarter, the number of billable hours increased 5.1% and our average billing rates increased 4.2%.

The gross margin rate increased 250 basis points primarily due to our strategy of evolving our mix of business.

SG&A expenses declined $0.4 million, or 6.6%, in the third quarter of fiscal 2011 over the prior year quarter as a result of personnel, benefit and non-personnel cost reductions. Restructuring costs and other severance related costs increased approximately $0.5 million in the third quarter of fiscal 2011 due to a net expense reversal in the prior year quarter primarily as a result of the modification of lease agreements.

We provided cash from operations of $2.4 million during the third quarter of fiscal 2011. As of October 1, 2011, we had a cash balance of $5.8 million and no borrowings under our Amended Credit Facility.

RESULTS OF OPERATIONS - THREE MONTHS ENDED OCTOBER 1, 2011 VS. OCTOBER 2, 2010

The following table illustrates the relationship between revenue and expense categories along with a count of management and administrative personnel and IT professionals for the three months ended October 1, 2011 and October 2, 2010.

	Three Months Ended		Three Months Ended
	October 1, 2011		October 2, 2010
		% of		% of	Increase (Decrease)
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$28,876	100.0%	$26,049	100.0%	$2,827	10.9%
Cost of revenues	21,659	75.0	20,187	77.5	1,472	7.3
Gross profit	7,217	25.0	5,862	22.5	1,355	23.1

Selling, administrative and other operating costs	5,389	18.7	5,772	22.2	(383)	(6.6)
Restructuring costs and other severance related costs	23	0.0	(482)	(1.9)	505	104.8
Total operating expenses	5,412	18.7	5,290	20.3	122	2.3

Operating income	1,805	6.3	572	2.2	1,233	215.6

Non-operating income	—	0.0	4	0.0	(4)	(100.0)
Interest expense	—	0.0	(3)	(0.0)	(3)	(100.0)

Income before income taxes	1,805	6.3	573	2.2	1,232	215.0

Income tax expense (benefit)	11	0.1	(14)	(0.1)	25	178.6

Net income	$1,794	6.2%	$587	2.3%	$1,207	205.6%

Personnel:
Management and Administrative	119		111		8	7.2%
IT Professionals	852		819		33	4.0%

Revenues

Our revenues increased $2.8 million, or 10.9%, from the comparable period a year ago. The increase in our third quarter of fiscal 2011 revenues over the prior year period is primarily due a 5.1% ($1.3 million) increase in the number of hours billed coupled with a 4.2% ($1.1 million) increase in our average billing rates.

Cost of Revenues

Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using subcontractors. This category of expense as a percentage of revenues decreased 250 basis points from 77.5% to 75.0%, in the third quarter of fiscal 2011 compared to the prior year period primarily due to our strategy of evolving our mix of business.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs and other administrative costs.  This category of costs decreased approximately $0.4 million from the comparable period in 2010 and represented 18.7% of revenue for the third quarter of fiscal 2011 compared to 22.2% in fiscal 2010. In the third quarter of fiscal 2011, SG&A expenses declined as a result of previously implemented general expense reductions ($0.5 million) and lower employee benefit costs ($0.1 million), which was partially offset by higher sales and recruiting costs ($0.2 million).

Restructuring Costs and Other Severance Related Costs

In the third quarter of fiscal 2011, we recorded severance and office closure charges of $23,000.

In the third quarter of fiscal 2010, we recorded a net expense reversal of $0.5 million. The net reversal is comprised of a $0.2 million charge relating to severance and severance-related expenses and a reversal of $0.7 million for modification of lease agreements.

Non-operating Income

We had no non-operating income in the third quarter of fiscal 2011.

Interest Expense

We had no borrowing outstanding in the third quarter of fiscal 2011 or 2010 under our revolving credit facility.

Income Taxes

Our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income. We currently have approximately $25.5 million of operating loss carryforwards available to offset federal and state taxes. For both the third quarters of fiscal 2011 and fiscal 2010, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our IT professional staff levels, which include subcontractors, finished the third quarter of fiscal 2011 at 852, a 4.0% increase against the comparable period last year and is primarily due to recent increases in our staffing business. The increase in management and administrative personnel is due to our focus on increasing the number of account executives and recruiters that are necessary to increase revenues.

Certain Information Concerning Off-Balance Sheet Arrangements

As of October 1, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

E.          Overview of Year to Date Fiscal 2011 Operations

Our revenues increased $0.7 million, or 0.8%, from the first nine months of fiscal 2010. When compared to the prior year period, our average billing rates increased 2.6%; however, the increase in our average billing rates was partially offset by a 1.3% decline in the number of billable hours.

The gross margin rate increased 250 basis points primarily due our strategy of evolving our mix of business and lower benefit costs.

SG&A expenses declined $2.4 million, or 12.3%, in first nine months of fiscal 2011 compared to the first nine months of fiscal 2010 as a result of personnel, benefit and non-personnel cost reductions. Restructuring costs and other severance related costs increased approximately $1.1 million as a result of changes in senior executives and the relocation of our corporate headquarters in fiscal 2011 compared to a net expense reversal in the prior year primarily as a result of the modification of lease agreements.

We generated cash from operations of $2.6 million during the first nine months of fiscal 2011. As of October 1, 2011, we had a cash balance of $5.8 million and no borrowings under our Amended Credit Facility.

RESULTS OF OPERATIONS, NINE MONTHS ENDED OCTOBER 1, 2011 VS. OCTOBER 2, 2010

The following table illustrates the relationship between revenue and expense categories along with a count of management and administrative personnel and IT professionals as of October 1, 2011 and October 2, 2010.

	Nine Months Ended		Nine Months Ended
	October 1, 2011		October 2, 2010
		% of		% of	Increase (Decrease)
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$82,023	100.0%	$81,347	100.0%	$676	0.8%
Cost of revenues	62,349	76.0	63,856	78.5	(1,507)	(2.4)
Gross profit	19,674	24.0	17,491	21.5	2,183	12.5

Selling, administrative and other operating costs	16,845	20.5	19,209	23.6	(2,364)	(12.3)
Restructuring costs and other severance related costs	769	0.9	(300)	(0.3)	1,069	356.3
Total operating expenses	17,614	21.5	18,909	23.2	(1,295)	(6.8)

Operating income (loss)	2,060	2.5	(1,418)	(1.7)	3,478	245.3

Non-operating income	—	0.0	14	0.0	(14)	(100.0)
Interest expense	—	0.0	(11)	(0.0)	(11)	(100.0)

Income (loss) before income taxes	2,060	2.5	(1,415)	(1.7)	3,475	245.6

Income tax expense	27	0.0	5	0.0	22	440.0

Net income (loss)	$2,033	2.5%	$(1,420)	(1.7)%	$3,453	243.2%

Personnel:
Management and Administrative	119		111		8	7.2%
IT Professionals	852		819		33	4.0%

Revenues

Our revenues increased $0.7 million, or 0.8%, from the comparable period a year ago. The increase in our revenues over the prior comparable period is primarily from a 2.6% ($2.1 million) increase in average billing rates which was partially offset by a 1.3% ($1.0 million) decline in the number of billing hours and approximately $0.6 million of subsupplier revenues, which we no longer pursue as a result of implementing our strategy of evolving our mix of business.

After adjusting for the planned exit from a non-core line of business, revenues increased 1.4% from the comparable period a year ago as a result of a 2.9% increase in the average billing rates which is was partially offset by a 0.8% decline in the number of billing hours.

Cost of Revenues

Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using subcontractors. This category of expense as a percentage of revenues decreased 250 basis points from 78.5% to 76.0%, in the first nine months of fiscal 2011 compared to the prior year period primarily due a decrease in our benefit costs and implementing our strategy of evolving our mix of business.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs and other administrative costs.  This category of costs decreased approximately $2.4 million from the comparable period in 2010 and represented 20.5% of revenue for the first nine months of fiscal 2011 as compared to 23.6% in fiscal 2010. In the first nine months of fiscal 2011, SG&A expenses declined as a result of previously implemented general expense reductions ($1.2 million), lower employee benefit costs ($1.0 million) and personnel and related cost reductions ($0.1 million), which was partially offset by higher sale and recruiting costs ($0.3 million). In addition, during the first nine months of fiscal l 2011, we required the participants in our post-retirement medical benefit plan to move to a standardized plan or accept a buyout, which resulted in a decline in our future benefit obligation of $0.4 million.

Restructuring Costs and Other Severance Related Costs

For the nine month period ended October 1, 2011, we recorded severance and office closure charges of $0.8 million. Of these charges, $0.4 million related to severance and severance-related charges for changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

For the nine month period ended October 2, 2010, we recorded a net expense reversal of $0.3 million. The net reversal is comprised of a $0.4 million charge relating to severance and severance-related expenses and a reversal of $0.7 million for modification of lease agreements.

Non-operating Income

We had no non-operating income for the first nine months of fiscal 2011.

Interest Expense

We had no borrowing outstanding in the first nine months of fiscal 2011 or 2010 under our revolving credit facility.

Income Taxes

Our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income. We currently have approximately $25.5 million of operating loss carryforwards available to offset federal and state taxes. For the nine months ended October 1, 2011 and October 2, 2010, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our IT professional staff levels, which include subcontractors, finished third quarter of fiscal 2011 at 852, a 4.0% increase against the comparable period last year and is primarily due to recent increases in our staffing business. The increase in management and administrative personnel is due to our focus on increasing the number of account executives and recruiters that are necessary to increase revenues.

Certain Information Concerning Off-Balance Sheet Arrangements

As of October 1, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

The following table provides information relative to the liquidity of our business.

				Percentage
	October 1,	January 1,	Increase	Increase
(In thousands)	2011	2011	(Decrease)	(Decrease)

Cash and cash equivalents	$5,787	$4,328	$1,459	33.7%
Accounts receivable	19,426	17,425	2,001	11.5
Prepaid expenses and other current assets	392	643	(251)	(39.0)
Total current assets	$25,605	$22,396	$3,209	14.3%

Accounts payable	$4,616	$4,261	$355	8.3%
Salaries and benefits	3,697	2,189	1,508	68.9
Deferred revenue	379	359	20	5.6
Deferred compensation	138	181	(43)	(23.8)
Restructuring accrual	654	339	315	92.9
Other current liabilities	744	694	50	7.2
Total current liabilities	$10,228	$8,023	$2,205	27.5%

Working capital	$15,377	$14,373	$1,004	7.0%
Current ratio	2.50	2.79	(0.29)	(10.4)%

Total shareholders’ equity	$16,921	$14,469	$2,452	16.9%

Change in Working Capital

Working capital was $15.4 million at October 1, 2011, an increase of approximately $1.0 million from January 1, 2011. The ratio of current assets to current liabilities decreased 0.29 to 2.50 at October 1, 2011 compared to 2.79 at January 1, 2011.

Our total current assets increased approximately $3.2 million at October 1, 2011 compared to the end of fiscal 2010 primarily as a result of increased Accounts receivable balances and an increase in cash. Our Accounts receivable balance increased 11.5% as a result of a 13.9% increase in our revenues during the third quarter of fiscal 2011 over the fourth quarter of fiscal 2010 which was partially offset by a decline in our days sales outstanding from 63 days at the end of fiscal 2010 to 59 days at October 1, 2011.

Our total current liabilities increased by approximately $2.2 million at October 1, 2011 compared to the end of fiscal 2010. The timing of our payroll periods from our fiscal year end to the third quarter of fiscal 2010 caused our Salaries and benefits payable balance to increase approximately $1.5 million. The relocation of our corporate headquarters and changes in our senior executive officers during the second quarter of fiscal 2011 increased our Restructuring accrual balance.

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

Sources and Uses of Cash/Credit Facility

Cash and cash equivalents increased $1.5 million from January 1, 2011 to October 1, 2011. Our primary need for working capital is to fund the time lag between payroll and vendor disbursements and receipt of amounts billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds and through the use of our credit facility.

On February 23, 2011, we entered into the Amended Credit Facility, which amended the terms of the Credit Facility and extended the maturity date to September 30, 2014. On September 21, 2011, we entered into the Second Amendment to the Amended Credit Facility with Wells Fargo, which increased our annual capital expenditures covenant for fiscal 2011 from $2.0 million to $2.5 million. Under the Amended

Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Amended Credit Facility will fluctuate based on our level of eligible accounts receivable.

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

The Amended Credit Facility requires us to meet certain levels of year-to-date earnings before taxes. Additionally, the Amended Credit Facility limit on our annual capital expenditures is $2.5 million in fiscal 2011 and $2.0 million for each fiscal year thereafter and contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control and bankruptcy events.

As of October 1, 2011, we were in compliance with all the requirements and had no borrowing under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.1 million as of October 1, 2011.

On March 3, 2010, we closed on an asset sale agreement for certain client contracts. In consideration for the assets sold and the liabilities transferred, we received $0.2 million in cash.

During each of the third quarters of fiscal 2011 and fiscal 2010, we made capital expenditures of approximately $0.8 million and $13,000, respectively. For the nine month periods ended October 1, 2011 and October 2, 2010, we made capital expenditures of approximately $1.1 million and $0.1 million, respectively.

In the third quarter of fiscal 2011, we commenced a project to replace our existing financial and human resource information systems with a fully integrated ERP solution. We believe the implementation of the ERP solution will be complete in early fiscal 2012 and estimate the total capitalized project costs at approximately $1.5 million. We have incurred capitalized expenditures related to the implementation of the ERP solution of approximately $0.8 million through the third quarter of fiscal 2011, which have been recorded in our Property and equipment, net of accumulated depreciation balance as reported in our Consolidated Balance Sheets.

During the first nine months of fiscal 2011, we paid off a loan on a Company owned life insurance policy of approximately $0.5 million and subsequently surrendered the Company owned life insurance policy and received proceeds of approximately $0.5 million.

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

These forward-looking statements are based on current information, which we have assessed, but which by its nature is dynamic and subject to rapid and even abrupt changes.  As such, results may differ materially in response to a change in this information.  Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a local and national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key client relationships or to attract new clients, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce or leverage our operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for clients or the risk that we may be subject to claims for indemnification under contracts with our clients, (viii) our inability to comply with the requirements in our line of credit or to obtain a replacement line of credit on commercially reasonable terms, (ix) the risk that we will not be able to realize the benefits of our investments or exploit other opportunities of the business in a timely manner or on favorable terms, (x) potentially incorrect assumptions by management with respect to the financial effect of prior cost reduction initiatives and current strategic decisions, and (xi) other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Quarterly Report on Form 10-Q (especially in the Management’s Discussion and Analysis and Risk Factors sections hereof) and our Current Reports on Form 8-K.  All forward-looking statements included in this Form 10-Q are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control.  We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

(a)                      Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Brittany B. McKinney and Chief Financial Officer, William R. Wolff. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1A.                                                  Risk Factors

Unforeseen difficulties with the implementation of our new Lawson enterprise resource planning (“ERP”) solution could have an impact on our operations.

During the third quarter of fiscal 2011, we began a project to replace our existing financial and human resource information systems with a fully integrated Lawson ERP solution. We believe the implementation of the Lawson ERP solution will be complete in early fiscal

2012; however, unforeseen delays in the implementation of the Lawson ERP solution or unforeseen difficulties in the transition between our existing financial and human resource information systems and the Lawson ERP solution could have a negative effect on our operations.

Except as noted above, there were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended January 1, 2011, which risk factors are incorporated herein by reference.

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

+ 4.4	Second Amendment to Credit & Security Agreement dated as of September 21, 2011 by and between Analysts International Corporation and Wells Fargo Bank, N.A.
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

^10.68

Separation Agreement and Release of Claims dated May 4, 2011, between the Company and Randy W. Strobel (Exhibit 10.1 to the Registrant’s Form 8-K filed May 5, 2011, Commission File No. 1-33987, incorporated by reference)

^10.69

Separation Agreement and Release of Claims dated as of May 24, 2011, between Analysts International Corporation and Christopher T. Cain (Exhibit 10.1 to the Registrant’s Form 8-K filed May 27, 2011, Commission File No. 1-33987, incorporated by reference)

^10.70

Employment Agreement between Analysts International Corporation and William R. Wolff, fully executed on August 3, 2011, with an effective date of August 8, 2011(Exhibit 10.1 to the Registrant’s Form 8-K filed August 3, 2011, Commission File No. 1-33981, incorporated by reference)

+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
++ 101.1

The following materials from Analysts International Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: November 3, 2011	By:	/s/ Brittany B. McKinney
Brittany B. McKinney
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2011	By:	/s/ William R. Wolff
William R. Wolff
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

+ 4.4	Second Amendment to Credit & Security Agreement dated as of September 21, 2011 by and between Analysts International Corporation and Wells Fargo Bank, N.A.
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

^10.68

Separation Agreement and Release of Claims dated May 4, 2011, between the Company and Randy W. Strobel (Exhibit 10.1 to the Registrant’s Form 8-K filed May 5, 2011, Commission File No. 1-33987, incorporated by reference)

^10.69

Separation Agreement and Release of Claims dated as of May 24, 2011, between Analysts International Corporation and Christopher T. Cain (Exhibit 10.1 to the Registrant’s Form 8-K filed May 27, 2011, Commission File No. 1-33987, incorporated by reference)

^10.70

Employment Agreement between Analysts International Corporation and William R. Wolff, fully executed on August 3, 2011, with an effective date of August 8, 2011(Exhibit 10.1 to the Registrant’s Form 8-K filed August 3, 2011, Commission File No. 1-33981, incorporated by reference)

+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
++ 101.1

The following materials from Analysts International Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.