Form 10-K
period 2011-12-31
ANALYSTS INTERNATIONAL CORP
filed 2012-02-23
CIK 6292

Use these links to rapidly review the document

Item 15. Exhibits and Financial Statement Schedules.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File number 1-33981

ANALYSTS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Minnesota (State of incorporation)	41-0905408 (I.R.S. Employer Identification No.)
7700 France Ave South, Minneapolis, Minnesota (Address of principal executive offices)	55435 (Zip Code)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (July 2, 2011) was $16,540,871 based upon the closing price as reported by Nasdaq.

         As of February 20, 2012, there were 5,033,959 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III of the Form 10-K is incorporated by reference from the registrant's definitive proxy statement which will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

PART I

Item 1.    Business.

Company Overview

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is a national information technology ("IT") services company. We employ approximately 965 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

        From IT Staffing to Project Based Solutions, we provide a broad range of services designed to help businesses and government agencies drive value, control costs and deliver on the promise of a more efficient and productive enterprise. Our value proposition is based on:

  •
  Our 46 years of experience in the IT staffing industry—our understanding of the labor market, the requirements of complex organizations and the competitive pricing and compensation rates for quality IT professionals;

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

IT Services

        We provide quality IT professionals on demand. We supply consultants across a number of technology disciplines to companies in diversified industries. We maintain a strong consultant network, which is comprised of full-time and temporary employees and contract professionals. When recruiting candidates, we tailor our searches to match our clients' requirements and search through our consultant network, job boards and referrals. This client-centric approach leads to more successful placements and faster ramp-up times that adds value to our clients.

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

        We use three primary delivery methods for our IT Services: Staff Augmentation, Managed Teams and Project-Based Solutions. The type of delivery method is determined by the needs and objectives of our clients.

  Staff Augmentation

        In Staff Augmentation, we source IT talent in line with our client's requirements to work with their internal staff and provide them with a flexible staffing model to meet their varying needs. In Staff Augmentation engagements, our client provides overall direction during the length of the engagement.

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

        We determine contract pricing based on bill rates and mark-ups from our employees' hourly rate of pay, the hourly cost of our contract professionals and the negotiated cost of our subsuppliers. The majority of our project-based solutions contracts are fixed price contracts and we invoice our clients in accordance with the terms of our agreement.

        Based on the guidance and criteria described in ASC 280, Segment Reporting ("ASC 280"), we aggregate our Staff Augmentation and Project-Based Solutions operating segments into one reportable segment.

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

Client Information

        Approximately 90% of our annual revenue is from services provided to our existing client base, which consists primarily of mid-market to Fortune 500® companies. This high percentage of repeat business demonstrates our commitment to client satisfaction and the development of long-term relationships with our clients. Many of our client relationships go back more than a decade, some as far back as 25 years.

        We provided services to more than 250 clients during fiscal 2011. Our revenue for fiscal 2011 was derived from services rendered to clients in the following industry groups:

Approximate Percent of FY 2011 Revenue
Manufacturing	33.7%
Government	16.9%
Energy	14.9%
Business & Technology Services	13.3%
Retail	5.4%
Healthcare	4.8%
Finance & Insurance	3.9%
Other	3.5%
Utilities	1.9%
Communications	1.7%

        International Business Machines Corporation ("IBM") and Chevron have been significant clients of ours for several years. The services we provide to IBM and Chevron are predominantly in the area of Staff Augmentation. The IBM and the Chevron business accounted for approximately 7%, 11% and 11% and 11%, 9% and 7%, respectively, of our total revenue for fiscal years 2011, 2010 and 2009, respectively.

Personnel

        Our business is dependent on our ability to attract and retain talented personnel to serve our clients. Our staff consists of 965 personnel. Of these, 845 are IT professionals and 120 are individuals who work in sales, recruiting, management, delivery, administrative and support positions. We believe that our relationship with our employees is good. No employees are covered by a collective bargaining agreement or are represented by a labor union. AIC is an equal opportunity employer.

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

Fiscal 2011 Business Developments

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

Previously, Ms. McKinney was our Vice President of Corporate Development and the Senior Vice President of the Central Region.

        On May 4, 2011, Randy W. Strobel resigned from his employment as the Company's Senior Vice President, Chief Financial Officer effective on August 31, 2011. On August 3, 2011, Mr. Strobel resigned from his position as the Company's Senior Vice President, Chief Financial Officer effective as of August 5, 2011; however, Mr. Strobel remained an employee through August 31, 2011.

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

  Lawson Enterprise Resource Planning ("ERP") Solution

        On August 18, 2011, our Board of Directors approved a project to replace our existing financial and human resource information systems with a fully integrated Lawson ERP solution. The Lawson ERP solution will allow us to streamline our business processes and allow for cost efficient scalability as well as improve management reporting and analysis. We completed the initial implementation of the ERP solution in early fiscal 2012 and the total capitalized project costs were approximately $1.5 million.

  Revolving Credit Facility

        On February 23, 2011, we entered into the First Amendment to the Credit and Security Agreement ("Amended Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo"), which amended the terms of the Credit Facility and extended the maturity date to September 30, 2014.

        On September 21, 2011, we entered into the Second Amendment to the Amended Credit Facility with Wells Fargo, which increased our annual capital expenditures covenant for fiscal 2011 from $2.0 million to $2.5 million.

        On February 22, 2012, we entered into the Third Amendment to the Amended Credit Facility ("Third Amendment") with Wells Fargo. The Third Amendment increased the total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, by approximately $4.0 million. In addition, the Third Amendment increased our minimum trailing twelve months earnings before taxes financial covenant from a loss of $0.8 million to earnings of $0.25 million. Finally, the Third Amendment added an additional financial covenant which will require us to maintain a minimum excess borrowing base availability of not less than $3.0 million for each reporting period in fiscal 2012 and thereafter.

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

Forward-Looking Statements

        This Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) about: (i) our strategic plans, the objectives of those strategic plans and our ability to successfully implement our strategic plans, (ii) our expectations with respect to the demand for our services and continuing pressure from clients to request lower cost offerings for IT staffing services, (iii) our expectations with respect to competition in our industry and our ability to compete, and (iv) our expectations with respect to our financial results and operating performance. You can identify these statements by the use of words such as anticipate, estimate, expect, should, project, forecast, intend, plan, believe, will and other words and terms of similar meaning or import, or variations thereof, and in connection with any discussion of future operating or financial performance.

        Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a local and national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key client relationships or to attract new clients, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce or leverage our operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for clients or the risk that we may be subject to claims for indemnification under contracts with our clients, (viii) our inability to comply with the requirements in our line of credit or to obtain a replacement line of credit on commercially reasonable terms, and (ix) as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Annual Report on Form 10-K for fiscal year 2011 (especially in the Management's Discussion and Analysis and Risk Factors section thereof) and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-K are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        In May 2011, we moved our principal executive offices to 7700 France Avenue South, Minneapolis, Minnesota 55435, in a 300,000 square foot office building in which we currently lease approximately 20,500 square feet. This lease is set to expire in March 2022.

        Prior to May 2011, our principal executive offices were located at 3601 West 76th Street, Minneapolis, Minnesota 55435, in a 134,000 square foot office building, in which we leased approximately 31,000 square feet. In September 2010, we amended the lease agreement for our principal executive offices to remove approximately 22,000 leased square feet in exchange for a significant reduction in our rental payments over the remaining term of the lease. In addition, the amended lease agreement provided our landlord with an option to take possession of the remaining 31,000 square feet in exchange for a significant reduction in our rental payments over the remaining term of the lease. In December 2010, the landlord exercised their option for the remaining 31,000 square feet, which required us to vacate the majority of our leased square footage by May 31, 2011 and vacate the remaining leased square footage by August 31, 2011.

        All other locations are held under leases with varying expiration dates ranging from two months to approximately ten years.

Item 3.    Legal Proceedings.

        There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the Company's shareholders during the fourth quarter of fiscal 2011.

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

	Market Range
	High	Low
Fiscal Year Ended December 31, 2011
Fourth Quarter	$5.94	$2.93
Third Quarter	3.71	2.54
Second Quarter	4.50	3.09
First Quarter	5.00	2.40
Fiscal Year Ended January 1, 2011
Fourth Quarter	$2.65	$1.63
Third Quarter	2.59	2.01
Second Quarter	3.37	2.18
First Quarter	7.00	1.60

b)    Holders of our Common Equity

        As of February 20, 2012, there were approximately 925 shareholders of record of our common stock.

c)     Dividends

        We have not declared or paid dividends on our common stock during the last five fiscal years and currently have no intention of initiating a dividend paying policy.

d)    Stock Performance

        Not applicable.

e)     Issuer Purchases of Equity Securities

        We did not engage in any repurchases of our common stock during the fourth quarter of the fiscal year ended December 31, 2011.

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

A.    Our Business

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is a national information technology ("IT") services company. We employ approximately 965 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

B.    Review of Fiscal 2011 Strategic Plan

        Our primary goals for fiscal 2011 were to deliver profitability while making the investments required to position us for long-term growth and position AIC as a leading IT services company. Our strategy emphasized:

  •
  Building on our strong brand;

  •
  Leveraging our longstanding client relationships; and

  •
  Investing in core markets where we believe we can become a market leader in either presence or specialty.

        Our fiscal 2011 objectives in support of our strategy were as follows:

  •
  Build a platform for growth

    During fiscal year 2011, we expected to increase our sales and recruiting capacity by more than 40% from the beginning of fiscal 2011. By the end of fiscal year 2011, we had achieved our objective. These investments have had a positive effect on fiscal 2011 revenues; however, based on the time we believe it takes an account executive and a recruiter to reach full productivity, we expect a greater impact on future period revenues.

    As part of our long-term growth strategy, we continue to consider the possibility of strategic acquisitions if and when the right opportunity arises. While we made no acquisitions during fiscal 2011, our acquisition strategy is to identify IT staffing firms located in our core markets that complement our existing IT staffing business. We evaluate potential future acquisitions based on the size of the firm, capabilities of their sales force and recruiter personnel and cultural fit as well as other relevant criteria.

  •
  Improve gross margin rates

    We anticipated additional gross margin rate improvement from the 22.3% we achieved in fiscal 2010 as we continue to change our mix of business and focus on our core markets.

    In fiscal 2011, we generated a gross margin rate of 24.2%, a 190 basis point improvement over the prior year. The year-over-year improvement in gross margin rates is primarily due to implementing our strategy of evolving our mix of business and lower benefit costs.

  •
  Generate profitability in fiscal 2011

    During fiscal 2011, we continued to make investments in our sales and recruiting operations and we believed that improvements in our gross margin rate and continued focus on controlling our administrative and other operating costs would allow us to generate profitability in fiscal 2011.

    For fiscal 2011, we generated net income of $3.3 million. In fiscal 2011, we incurred charges of approximately $0.8 million relating to severance and office closure charges. The relocation of our corporate headquarters will reduce our annualized operating expenses by approximately $0.3 million.

C.    Fiscal 2012 Strategic Plan

        In fiscal 2012, our plan is to continue our focus on investing for growth in our business while delivering profitability. Our plan includes:

  •
  Leveraging our fiscal 2011 investments in sales and recruiting personnel and continue to invest in our core markets with the highest potential for growth;

  •
  Leveraging strategic client relationships and expand our national sales capabilities; and

  •
  Continue to grow our consultant community with a focus on higher IT skill sets.

        AIC has a long history of serving mid-market to Fortune 500 companies throughout the country. With our renewed focus on providing IT services to our national clients with multiple buying locations around the country, we intend to expand our presence within these clients.

        In fiscal 2011, we expanded our sales and recruiting team in our core markets and began to realize the return on these investments. In 2012, these investments will continue to drive revenue growth. We will also make additional investments in those markets where we believe we have the highest potential for growth. We expect to exceed the $109.1 million in revenue we achieved in 2011.

        In fiscal 2012, we expect to maintain a gross margin rate in a range of 23% to 25%. While we continue to invest in our business in areas such as IT and making strategic investments in our core markets, we anticipate continued profitability for fiscal 2012.

D.    Business Developments

  Change in Leadership

        On December 14, 2009, our Board of Directors terminated the employment of Elmer N. Baldwin, pursuant to the terms of his employment agreement. Mr. Baldwin served as the President, Chief Executive Officer and Director of the Company. On December 18, 2009, our Board of Directors appointed Andrew K. Borgstrom as President and Chief Executive Officer. Mr. Borgstrom has been a member of our Board since May 2008.

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

        On May 4, 2011, Randy W. Strobel resigned from his employment as the Company's Senior Vice President, Chief Financial Officer effective on August 31, 2011. On August 3, 2011, Mr. Strobel resigned from his position as the Company's Senior Vice President, Chief Financial Officer effective as of August 5, 2011; however, Mr. Strobel remained an employee through August 31, 2011.

        On August 3, 2011, the Company and William R. Wolff entered into an Employment Agreement with an effective date of August 8, 2011, which provided that Mr. Wolff will be employed as Senior Vice President, Chief Financial Officer of the Company. Prior to this appointment, since December 2009, Mr. Wolff served as Chief Executive for a startup video hosting website for youth sports, TeamKLPZ, LLC of Burnsville, Minnesota.

  Lawson Enterprise Resource Planning ("ERP") Solution

        On August 18, 2011, our Board of Directors approved a project to replace our existing financial and human resource information systems with a fully integrated Lawson ERP solution. The Lawson ERP solution will allow us to streamline our business processes and allow for cost efficient scalability as well as improve management reporting and analysis. The initial implementation of the ERP solution was completed in early fiscal 2012. Through the end of fiscal 2011, we have incurred capitalized expenditures related to the implementation of approximately $1.5 million.

  Revolving Credit Facility

        On February 23, 2011, we entered into the First Amendment to the Credit and Security Agreement ("Amended Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo"), which amended the terms of the Credit Facility and extended the maturity date to September 30, 2014.

        On September 21, 2011, we entered into the Second Amendment to the Amended Credit Facility with Wells Fargo, which increased our annual capital expenditures covenant for fiscal 2011 from $2.0 million to $2.5 million.

        On February 22, 2012, we entered into the Third Amendment to the Amended Credit Facility ("Third Amendment") with Wells Fargo. The Third Amendment increased the total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, by approximately $4.0 million. In addition, the Third Amendment increased our minimum trailing twelve months earnings before taxes financial covenant from a loss of $0.8 million to earnings of $0.25 million. Finally, the Third Amendment added an additional financial covenant which will require us to maintain a minimum excess borrowing base availability of not less than $3.0 million for each reporting period in fiscal 2012 and thereafter.

        Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit.

  Restructuring Costs and Other Severance Related Costs

        For fiscal 2011, we recorded severance and office closure charges totaling $0.8 million. Of these charges, $0.4 million related to severance and $0.4 million related to relocation of our corporate headquarters.

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

        To reflect the effect of the Reverse Stock Split, we have retroactively adjusted all share and per share data and the weighted-average shares outstanding in our Consolidated Statements of Operations and related disclosures for the periods presented.

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

  Sale of Customer Contracts

        On March 3, 2010, we sold certain customer contracts, property and equipment and sublet a facility lease. In consideration for the assets sold and the liabilities transferred, the Company received $0.2 million in cash. The Company recorded a loss on the sale of approximately $50,000 which is included within Selling, administrative and other operating costs ("SG&A") in our Consolidated Statement of Operations. For the preceding 12 months before the sale date, the customer contracts generated revenues of approximately $3.2 million and had an unfavorable contribution margin of approximately $0.7 million.

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

  Sale of the Company's Value Added Reseller ("VAR") Assets

        On August 4, 2009, we entered into and closed on an asset sale agreement for our VAR operations. In consideration for the assets sold, which were primarily client contracts, and the liabilities transferred, we received $3.0 million in cash at closing and, based on the number of client contract assignments received prior to December 31, 2009, we earned an additional $0.5 million, which was collected in fiscal 2010. We recorded a gain on the sale of the net assets of $0.1 million in fiscal 2009.

        For fiscal 2009, the VAR operations generated revenues of approximately $21.4 million and had an unfavorable contribution margin of approximately $0.7 million.

E.    Overview of Fiscal 2011 Results

        During fiscal 2011, we focused on building a platform for growth, increasing our mix of higher margin services and generating profitability.

        For fiscal 2011, our revenues increased $2.4 million, or 2.3%, from fiscal 2010. When compared to the prior year, the number of billable hours increased 0.2% and our average billing rates increased 2.5%.

        The gross margin rate increased 190 basis points from 22.3% in fiscal 2010 to 24.2% in fiscal 2011 primarily due to our strategy of evolving our mix of business and lower benefit costs.

        SG&A expenses declined $2.3 million, or 9.3%, in fiscal 2011 over fiscal 2010 as a result of previously implemented general expense reductions and lower benefit costs. Restructuring costs and other severance related costs increased approximately $1.1 million in fiscal 2011 over fiscal 2010 as a result of changes in senior executives, the relocation of our corporate headquarters and, in fiscal 2010, we reported a net expense reversal as a result of the modification of lease agreements for office space previously vacated.

        We generated cash from operations of $2.4 million during fiscal 2011. As of December 31, 2011, we had a cash balance of $5.1 million and no borrowings under our Credit Facility.

RESULTS OF OPERATIONS FOR FISCAL 2011 AS COMPARED TO FISCAL 2010

        The following table illustrates the relationship between revenue and expense categories and provides a count of employees and technical consultants for fiscal 2011 versus fiscal 2010.

	Year Ended Fiscal 2011		Year Ended Fiscal 2010
					Increase (Decrease)
		% of Revenue		% of Revenue
(Dollars in thousands)	Amount		Amount		Amount	%
Revenues	$109,118	100.0%	$106,688	100.0%	$2,430	2.3%
Cost of revenues	82,734	75.8	82,911	77.7	(177)	(0.2)

Gross profit	26,384	24.2	23,777	22.3	2,607	11.0
Selling, administrative and other operating costs	22,279	20.4	24,554	23.0	(2,275)	(9.3)
Restructuring costs and other severance related costs	769	0.7	(300)	(0.3)	1,069	356.3

Total operating expenses	23,048	21.1	24,254	22.7	(1,206)	(5.0)
Operating income (loss)	3,336	3.1	(477)	(0.4)	3,813	799.4
Non-operating income	—	0.0	14	0.0	(14)	(100.0)
Interest expense	—	0.0	(13)	(0.0)	(13)	(100.0)

Income (loss) before income taxes	3,336	3.1	(476)	(0.4)	3,812	800.8
Income tax expense	42	0.1	4	0.0	38	950.0

Net income (loss)	$3,294	3.0%	$(480)	(0.4)%	$3,774	786.3%

Personnel:
Management and Administrative	120		110		10	9.1%
IT Professionals	845		799		46	5.8%

  Revenues

        Our revenues for fiscal 2011 increased $2.4 million, or 2.3%, from fiscal 2010. The increase in our fiscal 2011 revenues over fiscal 2010 is primarily due an increase in our average billing rates of 2.5%, which resulted in approximately $2.2 million of additional revenues, and a slight increase in the number of hours billed, which resulted in approximately $0.2 million in additional revenues.

  Cost of Revenues

        Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using subcontractors. This category of expense as a percentage of revenues decreased 190 basis points from 77.7% to 75.8%, in fiscal 2011 compared to fiscal 2010 primarily due to our strategy of evolving our mix of business.

  Selling, Administrative and Other Operating Costs

        SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs and other administrative costs. This category of costs decreased approximately $2.3 million in fiscal 2011 from fiscal 2010 and represented 20.4% of revenue in fiscal 2011 as compared to 23.0% in fiscal 2010. In fiscal 2011, SG&A expenses declined as a result of previously implemented general expense reductions ($1.4 million), lower employee benefit costs ($0.9 million) and personnel and related cost reductions ($0.1 million), which was partially offset by higher sales and recruiting costs ($0.5 million). In addition, during fiscal 2011, we required the participants in our post-retirement medical benefit plan to move to a standardized plan or accept a buyout, which resulted in a decline in our future benefit obligation of $0.4 million.

  Restructuring Costs and Other Severance Related Costs

        During fiscal 2011, we recorded severance and office closure charges of $0.8 million. Of these charges, $0.4 million related to severance and severance-related charges for changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

        During fiscal 2010, we recorded a net reversal of restructuring costs and other severance-related costs of $0.3 million. The net reversal is comprised of a $0.4 million charge relating to severance and severance-related expenses and a reversal of $0.7 million primarily relating to the modification of lease agreements for office space previously vacated.

  Non-operating Income

        We had no Non-operating income during fiscal 2011.

  Interest Expense

        We had no borrowings outstanding at any time during fiscal 2011 or 2010 under our revolving credit facility.

  Income Taxes

        For fiscal 2011 and 2010, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. Our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income. We currently have approximately $25.4 million of operating loss carryforwards available to offset federal and state taxes. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset. If, however, we maintain sustained future profitability and return to a point where future realization of deferred tax assets, which are currently reserved, become "more likely than not," we may be required to reverse the existing valuation allowance associated with these assets.

  Personnel

        Our IT professional staff levels, which include subcontractors, finished fiscal 2011 at 845, a 5.8% increase from the end fiscal 2010 and is primarily due to recent increases in our staffing business. The increase in management and administrative personnel is due to our focus on increasing the number of account executives and recruiters that are necessary to increase revenues.

  Certain Information Concerning Off-Balance Sheet Arrangements

        As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

 RESULTS OF OPERATIONS FOR FISCAL 2010 AS COMPARED TO FISCAL 2009

        The following table illustrates the relationship between revenue and expense categories and provides a count of employees and technical consultants for fiscal 2010 versus fiscal 2009.

	Year Ended Fiscal 2010		Year Ended Fiscal 2009
					Increase (Decrease)
		% of Revenue		% of Revenue
(Dollars in thousands)	Amount		Amount		Amount	%
Revenues	$106,688	100.0%	$143,165	100.0%	$(36,477)	(25.5)%
Cost of revenues	82,911	77.7	114,574	80.0	(31,663)	(27.6)

Gross profit	23,777	22.3	28,591	20.0	(4,814)	(16.8)
Selling, administrative and other operating costs	24,554	23.0	37,886	26.5	(13,332)	(35.2)
Restructuring costs and other severance related costs	(300)	0.0	3,825	2.7	(4,125)	(107.8)
Impairment of intangible assets	—	0.0	2,268	1.6	(2,268)	(100.0)
Amortization of intangible assets	—	0.0	491	0.3	(491)	(100.0)

Total operating expenses	24,254	22.7	44,470	31.1	(20,216)	(45.5)
Operating loss	(477)	(0.4)	(15,879)	(11.1)	15,402	97.0
Non-operating income	14	0.0	41	0.0	(27)	(65.9)
Interest expense	(13)	(0.0)	(39)	(0.0)	(26)	(66.7)

Loss before income taxes	(476)	(0.4)	(15,877)	(11.1)	15,401	97.0
Income tax expense	4	0.1	30	0.0	(26)	(86.7)

Net loss	$(480)	(0.4)%	$(15,907)	(11.1)%	$15,427	97.0%

Personnel:
Management and Administrative	110		137		(27)	(19.7)%
IT Professionals	799		878		(79)	(9.0)%

  Revenues

        Our revenues declined $36.5 million, or 25.5%, from fiscal 2009. The $36.5 million decrease in our fiscal 2010 revenues from the prior year is primarily due to our exit from non-core and low-margin lines of business, which resulted in a 18.0% revenue decline, or $25.8 million, and from less demand for our IT services, which resulted in an additional revenue decline of 7.5%, or $10.7 million.

        Revenues declined from the prior year as the number of billable hours decreased 19.5%, but was partially offset by a 4.7% increase in overall billing rates. After adjusting for our exit from non-core and low-margin lines of business, billable hours decreased 12.2% and were partially offset by a 6.8% increase in overall billing rates.

  Cost of Revenues

        Cost of revenues represents our payroll and benefit costs associated with our billable consultants and out cost of using subcontractors. This category of expense as a percentage of revenues decreased 330 basis points from 80.0% in fiscal 2009 to 77.7% in fiscal 2010 as a result of focusing on higher margin business and reducing volume at lower margin staffing accounts.

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

  Income Taxes

        Our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income. For fiscals 2010 and 2009, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating losses because any tax benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.

  Personnel

        Our IT professional staff levels, which includes subcontractors, finished fiscal 2010 at 799, a 9.0% decline from the end of fiscal 2009. The decline in IT professional staff levels is primarily due to an overall decline in business volume and the sale of assets. The decline in management and administrative personnel is due to our focus on reducing the number of management and administrative personnel that are necessary to support the existing business operations.

  Certain Information Concerning Off-Balance Sheet Arrangements

        As of January 1, 2011, we did not have any relationships with unconsolidated entities or financial partnerships that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Liquidity and Capital Resources

        The following table provides information relative to the liquidity of our business.

(In thousands)	December 31, 2011	January 1, 2011	Increase (Decrease)	Percentage Increase (Decrease)
Cash and cash equivalents	$5,135	$4,328	$807	18.6%
Accounts receivable	18,016	17,425	591	3.4
Prepaid expenses and other current assets	489	643	(154)	(24.0)

Total current assets	$23,640	$22,396	$1,244	5.6%

Accounts payable	$3,847	$4,261	$(414)	(9.7)%
Salaries and benefits	2,078	2,189	(111)	(5.1)
Deferred revenue	285	359	(74)	(20.6)
Deferred compensation	136	181	(45)	(24.9)
Restructuring accrual	442	339	103	30.4
Other current liabilities	664	694	(30)	(4.3)

Total current liabilities	$7,452	$8,023	$(571)	(7.1)%

Working capital	$16,188	$14,373	$1,815	12.6%
Current ratio	3.17	2.79	0.38	13.6%
Total shareholders' equity	$18,333	$14,469	$3,864	26.7%

  Change in Working Capital

        Working capital was $16.2 million at December 31, 2011, a $1.8 million increase from January 1, 2011. The current ratio increased by 13.6% to 3.17 at December 31, 2011 compared to 2.79 at January 1, 2011.

        Our total current assets increased approximately $1.2 million in fiscal 2011 compared to fiscal 2010 as a result of higher cash and cash equivalents and accounts receivable offset slightly by a decrease in our prepaid expenses and other current assets. Our accounts receivable increased 3.4% due to a 6.9% increase in our fiscal 2011 fourth quarter revenues over the fourth quarter of fiscal 2010, which was offset by improved collection experience. Our days sales outstanding at the end of fiscal 2011 was 61 compared to 63 at the end of fiscal 2010. Our prepaid expenses and other current assets decreased primarily from collecting approximately $0.1 million in contingent consideration during fiscal 2011 related to the sale of the VAR assets in fiscal 2009.

        Our total current liabilities decreased approximately $0.6 million in fiscal 2011 compared to fiscal 2010 primarily as a result of lower accounts payable balances due to reduced usage of subcontractors.

        We believe our existing working capital and availability under our Amended Credit Facility with Wells Fargo will be sufficient to support the cash flow needs of our business in fiscal 2012. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

  Sources and Uses of Cash/Credit Facility

        Cash and cash equivalents increased by $0.8 million from January 1, 2011 to December 31, 2011. Our primary need for working capital is to support accounts receivable and to fund the time lag between payroll and vendor disbursements and receipt of fees billed to clients. Historically, we have been able to support internal growth in our business with internally generated funds.

        On February 22, 2012, we entered into the Third Amendment to the Amended Credit Facility ("Third Amendment") with Wells Fargo. The Third Amendment increased the total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, by approximately $4.0 million. In addition, the Third Amendment increased our minimum trailing twelve months earnings before taxes financial covenant from a loss of $0.8 million to earnings of $0.25 million. Finally, the Third Amendment added an additional financial covenant which will require us to maintain a minimum excess borrowing base availability of not less than $3.0 million for each reporting period in fiscal 2012 and thereafter.

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

        The Amended Credit Facility requires us to meet certain levels of year-to-date earnings before taxes. For fiscal 2011, we were required to exceed a minimum trailing twelve months loss before taxes of $0.8 million and for each reporting period thereafter we are required to exceed a minimum trailing twelve months earnings before taxes of $0.25 million. Additionally, the Amended Credit Facility limit on our annual capital expenditures was $2.5 million in fiscal 2011 and $2.0 million for each fiscal year thereafter. Beginning in fiscal 2012, we will also be required to maintain a minimum excess borrowing base availability of not less than $3.0 million. The Amended Credit Facility contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

        Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control and bankruptcy events.

        On September 29, 2009 upon consummating the Credit Facility with Wells Fargo, we extinguished our previous asset-based revolving credit facility. Extinguishment expenses of $40,000, relating to the remaining deferred financing costs and transaction-related expenses were expensed in the third quarter of fiscal 2009 and are included within SG&A in the Consolidated Statement of Operations.

        As of December 31, 2011, we were in compliance with all the requirements and had no borrowing under the Credit Facility. Total availability under the Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.7 million as of December 31, 2011.

        On August 4, 2009, we entered into and closed on an asset sale agreement for our VAR operations. In consideration for the assets sold, which were primarily client contracts, and the liabilities transferred, we received $3.0 million in cash at closing and based on the number of client contracts assignments received prior to December 31, 2009, we earned an additional $0.5 million, which we collected during fiscal 2010.

        On September 25, 2009, we entered into and closed on an asset sale agreement for our MCS operations. In consideration for the assets sold and the liabilities transferred, we received $0.5 million in cash.

        On March 3, 2010, we closed on an asset sale agreement for certain client contracts. In consideration for the asset sold and the liabilities transferred, we received $0.2 million in cash.

        During fiscal 2011, we paid off a loan on a Company owned life insurance policy of approximately $0.5 million and subsequently surrendered the Company owned life insurance policy and received proceeds of approximately $0.5 million.

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

        During fiscal 2011, we made capital expenditures totaling $1.7 million compared to $0.1 million in fiscal 2010. In the third quarter of fiscal 2011, we commenced a project to replace our existing financial and human resource information systems with a fully integrated ERP solution. The initial implementation of the ERP solution was completed in early fiscal 2012. Through the end of fiscal 2011, we incurred capitalized expenditures related to the initial implementation of the ERP solution of approximately $1.5 million, which have been recorded in our Property and equipment, net of accumulated depreciation balance as reported in our Consolidated Balance Sheets.

        As of December 31, 2011, we had federal and state net operating loss carry forwards of approximately $22.7 million and $2.7 million, respectively. If we are successful in sustaining profitability, we expect our federal and state net operating loss carry forwards to offset approximately $66.7 million of pretax earnings.

  Contractual Obligations

        We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies. We lease office facilities under non-cancelable operating leases and have deferred compensation that is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan and other agreements. We incur interest expense on our deferred compensation obligation. Minimum future obligations on operating leases (net of sublease contracts) and deferred compensation as of December 31, 2011, are as follows:

(In thousands)	1 Year	2 - 3 Years	4 - 5 Years	Over 5	Total
Operating leases	$1,290	$2,021	$1,748	$3,869	$8,928
Deferred compensation	136	128	96	155	515

Total	$1,426	$2,149	$1,844	$4,024	$9,443

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

  Revenue Recognition Policy

        We generally recognize revenue as hours are worked and costs are expended. This includes IT Staffing, Managed Team and Project-Based Solutions services that are billed on an hourly basis, which is the majority of our revenue.

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

        In some cases, we provide permanent placement services for clients for a fee. When we provide such services, revenue is recognized when the candidate commences in the position.

        In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry. If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, these revenues typically are recorded on a gross versus net basis because we retain credit risk and are the primary obligor to our client. All revenue derived from services provided by our employees or other contractors working directly for us are recorded as direct revenue.

  Income Taxes

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal and Ontario province. As of December 31, 2011, there are no federal, state, and foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2008, and with few exceptions, the same for state and local audits.

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

        We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The Financial Accounting Standards Board guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical and projected future taxable income, tax planning strategies and recent financial operations. Our three-year historical cumulative loss was a significant negative factor in determining that a valuation allowance on these assets continues to be appropriate. In the event we were to determine that we would be able to realize a portion, or all, of our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which could materially impact our financial position and results of operations.

        ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We recognize interest and penalties related to uncertain tax positions within interest and penalties expense.

New Accounting Pronouncements and Interpretations

        There have been no new accounting pronouncements issued or changes to existing pronouncements during the fiscal year ended December 31, 2011 that would have a material impact on our financial results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)	December 31, 2011	January 1, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,135	$4,328
Accounts receivable, less allowance for doubtful accounts of $644 and $713, respectively	18,016	17,425
Prepaid expenses and other current assets	489	643

Total current assets	23,640	22,396
Property and equipment, net of accumulated depreciation of $7,535 and $8,290, respectively	2,095	784
Other assets	457	432

Total assets	$26,192	$23,612

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,847	$4,261
Salaries and benefits	2,078	2,189
Deferred revenue	285	359
Deferred compensation	136	181
Restructuring accrual	442	339
Other current liabilities	664	694

Total current liabilities	7,452	8,023
Non-current liabilities:
Deferred compensation	379	901
Restructuring accrual	28	167
Other long-term liabilities	—	52

Total non-current liabilities	407	1,120
Shareholders' equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 5,032,759 and 4,985,874, respectively	503	498
Additional capital	26,164	25,599
Accumulated deficit	(8,334)	(11,628)

Total shareholders' equity	18,333	14,469

Total liabilities and shareholders' equity	$26,192	$23,612

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands except per share amounts)	2011	2010	2009
Revenues	$109,118	$106,688	$143,165
Cost of revenues	82,734	82,911	114,574

Gross profit	26,384	23,777	28,591
Selling, administrative and other operating costs	22,279	24,554	37,886
Restructuring costs and other severance related costs	769	(300)	3,825
Intangible assets impairment	—	—	2,268
Amortization of intangible assets	—	—	491

Total operating expenses	23,048	24,254	44,470
Operating income (loss)	3,336	(477)	(15,879)
Non-operating income	—	14	41
Interest expense	—	(13)	(39)

Income (loss) before income taxes	3,336	(476)	(15,877)
Income tax expense	42	4	30

Net income (loss)	$3,294	$(480)	$(15,907)

Per common share (basic):
Net income (loss)	$0.66	$(0.10)	$(3.19)
Per common share (diluted):
Net income (loss)	$0.66	$(0.10)	$(3.19)
Weighted-average shares outstanding:
Basic	5,012	4,986	4,985
Diluted	5,027	4,986	4,985

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$3,294	$(480)	$(15,907)
Adjustments to net income (loss):
Depreciation	632	860	1,348
Amortization of intangible assets	—	—	491
Impairment of intangible assets	—	—	2,268
Loss (gain) on sale or disposal of assets	—	167	(222)
Share based compensation	531	1	460
Changes in:
Accounts receivable	(591)	5,603	18,128
Accounts payable	(705)	(2,726)	(8,089)
Salaries and benefits	(111)	(309)	(749)
Restructuring accrual	(36)	(2,577)	2,834
Deferred compensation	(567)	(477)	(107)
Prepaid expenses and other assets	84	910	(264)
Deferred revenue	(74)	49	(489)
Other accrued liabilities	(22)	(395)	(65)

Net cash provided by (used in) operating activities	2,435	626	(363)
Cash flows from investing activities:
Expended for property and equipment additions	(1,652)	(122)	(1,259)
Proceeds from asset sales, net	—	186	3,294
Proceeds from cash surrender of insurance policy	531	—	—

Net cash (used in) provided by investing activities	(1,121)	64	2,035
Cash flows from financing activities:
Proceeds from stock option exercises	39	—	—
Payment of insurance policy loan	(486)	—	—
Payment of capital lease obligation	(60)	(180)	(142)

Net cash used in financing activities	(507)	(180)	(142)
Net increase in cash and cash equivalents	807	510	1,530
Cash and cash equivalents at beginning of period	4,328	3,818	2,288

Cash and cash equivalents at end of period	$5,135	$4,328	$3,818

Cash paid (received) during the year for:
Income taxes	$34	$(9)	$70
Interest	$—	$13	$134
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$291	$—	$7

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Shareholders' Equity

(In thousands)	Outstanding Shares	Common Stock	Additional Capital	Accumulated Earnings (Deficit)	Total Shareholder Equity
Balance as of January 3, 2009	4,982,274	$498	$25,138	$4,759	$30,395
Common stock issued—2,400 shares issued	2,400	—	5	—	5
Share based compensation expense	—	—	455	—	455
Net loss (Comprehensive loss)	—	—	—	(15,907)	(15,907)

Balance as of January 2, 2010	4,984,674	498	25,598	(11,148)	14,948
Common stock issued—1,200 shares issued	1,200	—	3	—	3
Share based compensation expense	—	—	(2)	—	(2)
Net loss (Comprehensive loss)	—	—	—	(480)	(480)

Balance as of January 1, 2011	4,985,874	498	25,599	(11,628)	14,469
Common stock issued—46,885 shares issued	34,011	4	139	—	143
Share based compensation expense	—	—	388	—	388
Stock option exercises	12,874	1	38	—	39
Net income (Comprehensive income)	—	—	—	3,294	3,294

Balance as of December 31, 2011	5,032,759	$503	$26,164	$(8,334)	$18,333

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Summary of Significant Accounting Policies

  Description of business

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is a national information technology ("IT") services company with 10 U.S. office locations. We employ approximately 965 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

  Basis of presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

  Fiscal year

        Our fiscal year ends on the Saturday closest to December 31. References to fiscal years 2011, 2010 and 2009 refer to the fiscal years ended December 31, 2011, January 1, 2011, and January 2, 2010 respectively. Fiscal years 2011, 2010 and 2009 all contain 52 weeks.

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

  Changes to Consolidated Statement of Operations

        As presented in our fiscal 2011 Form 10-K, we have changed the format of our Consolidated Statement of Operations for reporting revenues and cost of revenues. The change in format combines Professional services provided directly and Professional services provided through subsuppliers for both revenues and cost of revenues. Professional services provided through subsuppliers is immaterial to our current and historical operations for the periods presented.

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

  •
  requires that the use of observable inputs be maximized and the use of unobservable inputs be minimized; and

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

  •
  expands disclosures about instruments measured at fair value.

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

        We also follow the guidance of FASB ASC Topic 825, Financial Instruments. This ASC permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We did not elect the fair value measurement option for any items that are not already required to be measured at fair value.

  Cash equivalents

        Short-term cash investments in money market accounts are considered to be cash equivalents. The estimated fair values for cash equivalents approximate their carrying values due to the short-term maturities of these instruments. Accordingly, cash equivalents are classified as Level 1.

  Intangible assets

        Intangible assets consisted of client lists. FASB ASC Topic 360, Property, Plant, and Equipment herein referred to as ("ASC Topic 360") requires that if the sum of the undiscounted cash flows is less than the carrying value of the asset, impairment must be evaluated. If an asset is deemed to be impaired, then the amount of the impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value, based on management's assumptions and projections. In the second quarter of fiscal 2009, we evaluated our client lists for impairment in accordance with ASC Topic 360 and recorded a $2.3 million impairment loss.

  Equity compensation

        FASB ASC Topic 718, Compensation—Stock Compensation herein referred to as ("ASC Topic 718") requires us to recognize expense related to the fair value of our stock-based compensation awards.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

        In accordance with ASC Topic 718, the presentation of our consolidated statement of cash flows will report the excess tax benefits from the exercise of stock options as financing cash flows.

  Revenue recognition

        We generally recognize revenue as services are performed.

        We periodically enter into fixed price engagements. When we enter into such an engagement, revenue is recognized over the life of the contract based on time and materials input to date and estimate time and materials to complete the project. This method of revenue recognition relies on accurate estimates of the cost, scope, and duration of the engagement. If we do not accurately estimate the resources required or the scope of the work to be performed, then future revenues may be negatively affected or losses on contracts may need to be recognized. All future anticipated losses are recognized in the period they are identified. There were no such material losses recorded in fiscal 2011, 2010 or 2009.

        In some cases, we provide permanent placement services for clients for a fee. When we provide such services, revenue is recognized when the candidate commences in the position.

        In certain client situations, where the nature of the engagement requires it, we utilize the services of other companies in our industry. If these services are provided under an arrangement whereby we agree to retain only a fixed portion of the amount billed to the client to cover our management and administrative costs, these revenues typically are recorded on a gross versus net basis because we retain credit risk and are the primary obligor to our client. All revenue derived from services provided by our employees or other contractors working directly for us are recorded as direct revenue.

  Depreciation

        Property and equipment is being depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. See table below for estimated useful lives used in the financial statements.

Useful lives in years
Leasehold improvements	Shorter of useful life or lease term
Office furniture & equipment	5 - 10
Computer hardware	2 - 5
Software	2 - 5

  Taxes

        In accordance with FASB ASC Topic 740, Income Taxes ("ASC Topic 740"), we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

        We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The Financial Accounting Standards Board guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical and projected future taxable income, tax planning strategies and recent financial operations. Our three-year historical cumulative loss was a significant negative factor in determining that a valuation allowance on these assets continues to be appropriate. In the event we were to determine that we would be able to realize a portion, or all, of our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which could materially impact our financial position and results of operations

        ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We recognize interest and penalties related to uncertain tax positions within interest and penalties expense.

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal and Ontario province. As of December 31, 2011, there are no federal, state, and foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2008, and with few exceptions, the same for state and local audits.

        We account for our sales tax and any other taxes that are collected from our clients and remitted to governmental authorities on a net basis. The assessment, collection and payment of these taxes are not reflected on our Consolidated Statement of Operations.

  Net income (loss) per share

        Basic and diluted income (loss) per share are presented in accordance with FASB ASC Topic 260, Earnings per Share herein referred to as ("ASC 260"). Basic income (loss) per share excludes dilution and is computed by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share includes dilutive potential common shares outstanding and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common and common equivalent shares outstanding for the period.

        Options to purchase 315,000, 296,000, and 618,000 shares of common stock were outstanding at the end of fiscal 2011, 2010, and 2009, respectively. There were approximately 255,000 anti-dilutive weighted average shares excluded from the calculation of weighted average number of common and common equivalent shares outstanding for fiscal 2011. For fiscal 2010 and 2009, all potential common shares outstanding were considered anti-dilutive and excluded from the calculation of weighted average

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A. Summary of Significant Accounting Policies (Continued)

number of common and common equivalent share outstanding because we reported a loss. The computation of basic and diluted income (loss) per share for fiscal 2011, 2010 and 2009 is as follows:

	Fiscal Year Ended
(In thousands except per share amounts)	2011	2010	2009
Net income (loss)	$3,294	$(480)	$(15,907)

Weighted-average number of common shares outstanding	5,012	4,986	4,985
Dilutive effect of equity compensation awards	15	—	—

Weighted-average number of common and common equivalent shares outstanding	5,027	4,986	4,985

Net income (loss) per share:
Basic	$0.66	$(0.10)	$(3.19)
Diluted	$0.66	$(0.10)	$(3.19)

  Significant clients

        International Business Machines ("IBM") and Chevron are our most significant clients. Our IBM and Chevron business accounted for approximately 7%, 11% and 11% and 11%, 9% and 7%, respectively, of our total revenue for fiscal years 2011, 2010 and 2009.

  Accounting Pronouncements

        There have been no new accounting pronouncements issued or changes to existing pronouncements during the fiscal year ended December 31, 2011 that did or will have a material impact on our financial results.

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

        We recorded a gain on the sale of the net assets of $0.1 million which is included within SG&A in our fiscal 2009 Consolidated Statement of Operations.

C. Property and Equipment

        Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. The balances of our property and equipment as of December 31, 2011 and January 1, 2011 and the estimated useful lives used in the financial statements are as follows:

(In thousands)	December 31, 2011	January 1, 2011	Useful lives in years
Leasehold improvements	$247	$269	Shorter of useful life or lease term
Office furniture & equipment	1,808	1,656	5 - 10
Computer hardware	1,569	1,793	2 - 5
Software	4,574	5,356	2 - 5
Work in process	1,432	—

	9,630	9,074
Accumulated depreciation	(7,535)	(8,290)

	$2,095	$784

        In the third quarter of fiscal 2011, we commenced a project to replace our current financial and human resource information systems with a fully integrated ERP solution which was completed in early fiscal 2012. For fiscal 2011, the project to implement the ERP solution resulted in approximately $1.5 million of costs being capitalized which are included in computer hardware and work in process at December 31, 2011.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

C. Property and Equipment (Continued)

        In the second and third quarters of fiscal 2011, the Company disposed of approximately $1.4 million of fully amortized and depreciated property and equipment. The disposed property and equipment primarily related to decommissioned software, computer hardware and the relocation of our corporate headquarters. These disposals did not result in any gain or loss.

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

E. Financing Agreements

  Revolving Credit Facility

        On February 23, 2011, we entered into the First Amendment to Credit and Security Agreement ("Amended Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo"), pursuant to which the interest rate on future borrowings and the unused line fee were reduced, the maturity date was extended until September 30, 2014 and certain covenants were made less restrictive. On September 21, 2011, we entered into the Second Amendment to the Amended Credit Facility with Wells Fargo, which increased our annual capital expenditures covenant for fiscal 2011 from $2.0 million to $2.5 million. On February 22, 2012, we entered into the Third Amendment to the Amended Credit Facility ("Third Amendment") with Wells Fargo. The Third Amendment increased the total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, by approximately $4.0 million. In addition, the Third Amendment increased our minimum trailing twelve months earnings before taxes financial covenant from a loss of $0.8 million to earnings of $0.25 million. Finally, the Third Amendment added an additional financial covenant which will require us to maintain a minimum excess borrowing base availability of not less than $3.0 million for each reporting period in fiscal 2012 and thereafter.

        Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Amended Credit Facility will fluctuate based on our level of eligible accounts receivable.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

E. Financing Agreements (Continued)

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

        The Amended Credit Facility requires us to meet certain levels of trailing twelve months earnings before taxes. For fiscal 2011, we were required to exceed a minimum trailing twelve months loss before taxes of $0.8 million and for each reporting period thereafter we are required to exceed a minimum trailing twelve months earnings before taxes of $0.25 million. Additionally, the Amended Credit Facility limit on our annual capital expenditures was $2.5 million in fiscal 2011 and $2.0 million for each fiscal year thereafter. Beginning in fiscal 2012, we will also be required to maintain a minimum excess borrowing base availability of not less than $3.0 million. The Amended Credit Facility contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

        Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control of the Company and bankruptcy events.

        As of December 31, 2011, we were in compliance with all the requirements and had no borrowings under the Amended Credit Facility. Total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $7.7 million as of December 31, 2011.

        On September 30, 2009, upon consummating the Credit and Security Agreement with Wells Fargo, we extinguished our previous asset-based revolving credit facility. Extinguishment expenses of $40,000, relating to the remaining deferred financing costs and transaction-related expenses were expensed in the third quarter of fiscal 2009 and included within SG&A in the Consolidated Statements of Operations.

  Capital Lease Obligation

        Effective July 1, 2008, we entered into a three-year software enterprise license agreement. The license agreement qualified for capital lease accounting treatment which resulted in the establishment of a $0.5 million software asset and related financing liability. As of December 31, 2011, we no longer have any remaining future minimum lease payments as our last minimum lease payment was completed in fiscal 2011.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

F. Restructuring Costs and Other Severance Related Costs

        A summary of the restructuring charges and subsequent activity in the restructuring accrual accounts is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total
Balance as of January 3, 2009	$28	$221	$249
Restructuring charges	1,625	2,200	3,825
Cash expenditures	(438)	(553)	(991)

Balance as of January 2, 2010	1,215	1,868	3,083
Restructuring charges (reversals)	413	(713)	(300)
Cash expenditures	(1,606)	(671)	(2,277)

Balance as of January 1, 2011	22	484	506
Restructuring charges	370	399	769
Cash expenditures	(213)	(592)	(805)

Balance as of December 31, 2011	$179	$291	$470

        During fiscal 2011, we recorded severance and office closure charges of $0.8 million. Of these charges, $0.4 million related to severance and severance-related charges for changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

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

        We believe all restructuring reserves remaining at December 31, 2011 are adequate; however, differences in actual expenses in the future could create the need for future adjustments to these reserves. We expect all remaining restructuring reserves will be paid during fiscal 2012.

G. Deferred Compensation

        The Restated Special Executive Retirement Plan (the "Deferred Plan") is an unfunded deferred compensation plan for past and present AIC executives. The Deferred Plan calls for us to credit periodically all existing account balances at a rate equivalent to the 10-year treasury rate plus one to three percent as determined each year by our Board of Directors. Previously, the Deferred Plan credited active executives' accounts at an agreed upon percentage of base pay; however, these contributions were discontinued effective January 3, 2010. Active executives, however, can continue to contribute up to fifty percent of their annual base pay and one hundred percent of their incentive bonus, if any. Previous employer accruals and employee contributions are one hundred percent vested at all times. Additionally, the Deferred Plan allows for discretionary employer contributions with

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

G. Deferred Compensation (Continued)

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

        During fiscal 2011, we required the participants in our post-retirement medical benefit plan to move to a standardized plan or accept a buyout, which resulted in a decline in our future benefit obligation of approximately $0.4 million. The liability balance for our expected future post-retirement medical benefits is recorded in our non-current Deferred compensation balance as reported in our Consolidated Balance Sheets.

        As of December 31, 2011 and January 1, 2011, our liability to active and former employees under the Deferred Plan, post-retirement medical benefits and other deferred compensation arrangements was $0.5 million and $1.1 million, respectively. Deferred compensation expense for fiscal 2011, 2010 and 2009 was $19,000, $42,000, and $0.2 million, respectively.

H. Income Taxes

        The provision for income tax expense was as follows:

	Fiscal Year Ended
(In thousands)	2011	2010	2009
Currently payable:
Federal	$—	$—	$—
State	42	4	30

	42	4	30
Deferred:
Federal	1,369	(44)	(4,926)
State	201	(7)	(725)

	1,570	(51)	(5,651)
Valuation allowance for deferred tax assets	(1,570)	51	5,651

Deferred provision	—	—	—

Total	$42	$4	$30

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. Income Taxes (Continued)

        Net deferred tax assets (liabilities) are comprised of the following:

(In thousands)	December 31, 2011	January 1, 2011
Federal net operating loss carry forward	$22,675	$23,545
State net operating loss carry forwards	2,696	2,922
Depreciation	1,243	1,193
Goodwill and other intangible assets	265	473
Deferred compensation	174	383
Other	(262)	(155)
Valuation allowance	(26,791)	(28,361)

Net deferred tax assets	$—	$—

        We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. The Financial Accounting Standards Board guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical and projected future taxable income, tax planning strategies and recent financial operations. Our three-year historical cumulative loss was a significant negative factor in determining that a valuation allowance on these assets continues to be appropriate. In the event we were to determine that we would be able to realize a portion, or all, of our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which could materially impact our financial position and results of operations.

        As of December 31, 2011, we had federal and state net operating loss carry forwards of approximately $22.7 million and $2.7 million, respectively. The federal net operating loss carry forward benefits of $3.6 million, $1.1 million, $1.7 million, $3.5 million, $11.1 million, and $1.7 million expire in 2025, 2026, 2027, 2028, 2029, and 2030, respectively. The state net operating loss carry forward benefits expire as follows: $1.2 million in 2011 through 2020 and $1.5 million in 2021 and beyond.

        The provision for income taxes differs from the amount of income tax determined by applying the federal statutory income tax rates to pretax (loss) income as a result of the following differences:

	Fiscal Year Ended
(In thousands)	2011	2010	2009
Income tax (benefit) at statutory federal rate	$1,120	$(157)	$(5,381)
State and local taxes, net of federal (benefit)	189	(20)	(764)
Valuation allowance for deferred tax assets	(1,570)	51	5,651
Meals and entertainment	50	53	83
Goodwill	(22)	(22)	(22)
Other	275	99	463

Total tax provision	$42	$4	$30

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

H. Income Taxes (Continued)

        The provisions of ASC 740 clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2011, we determined our positions will more-likely-than-not be sustained if challenged.

        We recognize interest and penalties related to uncertain tax positions within interest and penalties expense. During fiscal years 2011, 2010 and 2009, we have not recognized expense for interest and penalties and do not have any amounts accrued as of December 31, 2011 and January 1, 2011, respectively, for the payment of interest and penalties.

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal and Ontario province. As of December 31, 2011, there are no federal, state, or foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2008, and with few exceptions, the same for state and local audits.

I. Equity

  Equity Compensation Plans

        Currently, we have equity based options outstanding from five plans and have the ability to issue equity-based options from three of these plans. Under the 2000 Stock Option Plan, we may grant non-qualified options to our employees for up to 34,000 shares of common stock. Under the 2004 Equity Incentive Plan, we may grant incentive options, non-qualified options or restricted stock awards to our employees and non-qualified options or restricted stock awards to our Board of Directors for up to 105,000 shares of common stock. Under the 2009 Equity Incentive Plan, we may grant incentive options to our employees and may award non-qualified options, restricted stock and other stock awards, restricted stock units, stock appreciation rights, performance share awards and other stock awards to our Board of Directors and non-employee consultants for up to 337,000 shares of common stock. We also have options outstanding under the 1996 Stock Option Plan for Non-Employee Directors and the 1999 Stock Option Plan.

        The maximum term for options is 10 years, the exercise price of each option is equal to the closing market price of our stock on the date of grant and the options and awards become exercisable or vest in one of two vesting schedules that comprise nearly all of the current outstanding options. The first vesting schedule is in annual increments of 25% beginning one year after the grant date and the second schedule is to vest 25% of the option awards immediately and 25% each year thereafter, beginning one year after the date of grant. Upon the exercise of stock options or the vesting of awards, new shares are issued from the authorized, unissued common stock.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. Equity (Continued)

        The following table summarizes the stock option activity for the fiscal year ended December 31, 2011:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on January 1, 2011	296,080	$6.02	7.71	$—
Granted	140,050	4.15
Exercised	(12,874)	3.06
Forfeited/Cancelled	(108,556)	6.59

Outstanding on December 31, 2011	314,700	$5.11	7.75	$436,774

Vested or expected to vest at December 31, 2011	290,136	5.22	7.67	$391,903
Exercisable on December 31, 2011	176,276	6.12	6.90	$191,673

        The total fair value of the options that vested during 2011 was $0.2 million. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was approximately $23,000 for fiscal 2011 and nil for fiscal years 2010 and 2009.

        The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option-pricing model. The weighted average grant date fair value of stock options granted during fiscals 2011, 2010 and 2009 was $2.66, $1.73 and $1.96, respectively.

Fiscal Year Ended
Black-Scholes Option Valuation Assumptions(1)	December 31, 2011	January 1, 2011	January 2, 2010
Risk-free interest rate(2)	0.1 - 2.0%	0.3 - 3.4%	0.5 - 3.8%
Expected dividend yield	—	—	—
Expected stock price volatility(3)	65.4 - 96.6	76.4 - 104.9	73.2 - 114.3
Expected life of stock options (in years)(4)	4.1	4.1	3.8

(1)
Forfeitures are estimated and based on historical experience.

(2)
Based on the U.S. Treasury zero-coupon bond with a term consistent with the expected life of the options.

(3)
Expected stock price volatility is based on historical experience.

(4)
Expected life of stock options is based upon historical experience.

        Approximately 13,000 options were exercised during fiscal 2011. No options were exercised during fiscals 2010 and 2009. The actual income tax benefit realized from stock option exercises totaled nil in fiscal years 2011, 2010 and 2009.

        Total stock option expense included in our Consolidated Statements of Operations for the fiscal year 2011, 2010 and 2009 was $0.2 million, nil and $0.5 million, respectively. The tax benefit recorded for the same periods were $12,000, nil and $42,000, respectively. This tax benefit is offset against our valuation allowance for our deferred tax assets.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

I. Equity (Continued)

        As of December 31, 2011, there was $0.1 million of unrecognized compensation expense related to unvested option awards that were expected to vest over a weighted average period of one year.

  Stock Awards

        In fiscal 2011, we granted 132,450 stock awards to our employees, of which 25% vested immediately and 25% each year thereafter, beginning one year after the date of grant. The fair value of each stock award is equal to the closing price of our stock as measured on the grant date.

        In addition, annually on or about the first business day of the fiscal year, each of the non-chair independent members of the Board of Directors is awarded 200 shares of fully vested common stock, whereas our independent board chair is awarded 400 shares of fully vested common stock.

        The following table summarizes the stock award activity for fiscal 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2011	—	$—
Granted	132,450	4.25
Vested	(34,011)	(4.20)
Forfeited	(10,313)	(4.44)

Non-vested at December 31, 2011	88,126	$4.24

        Total stock award expense included in our Consolidated Statements of Operations for the fiscal year 2011, 2010 and 2009 was $0.3 million, nil and nil, respectively. The tax benefit recorded for the same periods were $54,000, nil, and nil, respectively. This tax benefit is offset against our valuation allowance for our deferred tax assets.

        The total fair value of stock awards that vested during fiscal years 2011, 2010, and 2009 was approximately $143,000, $4,000, and $5,000, respectively.

        As of December 31, 2011, there was $0.2 million of unrecognized compensation expense related to unvested stock awards that were expected to vest over a weighted average period of one year.

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

J. Commitments

        As of December 31, 2011, aggregate net minimum lease commitments under non-cancelable operating leases having an initial or remaining term of more than one year are payable as follows:

(In thousands)	Lease Commitments
Fiscal year ending
2012	$1,534
2013	1,309
2014	1,018
2015	921
Later	4,696
Less: sublease contracts	550

Total minimum obligation	$8,928

        Rent expense, primarily for office facilities, for fiscal 2011, 2010 and 2009 was $1.2 million, $1.4 million, and $2.7 million, respectively.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

J. Commitments (Continued)

        We have compensation arrangements with our corporate officers and certain other key employees which provide for certain payments in the event of a change of control of the Company.

        We also sponsor a 401(k) plan. Substantially all employees are eligible to participate and may contribute up to 50% of their pre-tax earnings, subject to Internal Revenue Service maximum annual contribution amounts. Beginning in September 2009, we ceased making matching contributions to employees' pre-tax contributions. Prior to this change, after one year of employment, we made matching contributions for non-highly compensated participants in the form of Company stock of 18% of a participant's first 15% of pre-tax contributions. Matching contributions vest at the rate of 20% per year and are fully vested after five years of service. We made matching contributions for fiscal 2009 in the amount of $0.2 million.

K. Subsequent Event

        On February 22, 2012, we entered into the Third Amendment to the Amended Credit Facility ("Third Amendment") with Wells Fargo. The Third Amendment increased the total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, by approximately $4.0 million. In addition, the Third Amendment increased our minimum trailing twelve months earnings before taxes financial covenant from a loss of $0.8 million to earnings of $0.25 million. Finally, the Third Amendment added an additional financial covenant which will require us to maintain a minimum excess borrowing base availability of not less than $3.0 million for each reporting period in fiscal 2012 and thereafter.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Analysts International Corporation
Minneapolis, Minnesota

        We have audited the accompanying consolidated balance sheets of Analysts International Corporation and subsidiaries (the "Company") as of December 31, 2011 and January 1, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended December 31, 2011, January 1, 2011, and January 2, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Analysts International Corporation and subsidiaries as of December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years ended December 31, 2011, January 1, 2011, and January 2, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP Minneapolis, Minnesota February 23, 2012

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

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

        In the first quarter of fiscal 2012, we completed the initial implementation of a fully integrated Lawson Enterprise Resource Planning ("ERP") solution. The Lawson ERP solution replaced our previous financial and human resource information systems. The implementation of the Lawson ERP solution is not the result of any identified deficiencies in our internal control over financial reporting. We expect the Lawson ERP solution will allow us to streamline our business processes and allow for cost efficient scalability as well as improve management reporting and analysis.

Item 9B.    Other Information.

        The foregoing description of the Third Amendment to our credit facility is merely intended to be a summary of the amendment and is qualified in its entirety by reference to the full text of the Third Amendment, which is included with this Form 10-K as Exhibit 10.72.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding executive officers and significant employees as required by Item 10 is set forth below.

Executive Officers and Significant Employees	Age	Title
Brittany B. McKinney	40	President and Chief Executive Officer
William R. Wolff	53	Senior Vice President, Chief Financial Officer

        On February 22, 2011, our Board of Directors appointed Brittany B. McKinney as our President and Chief Executive Officer and on May 24, 2011, she was elected as a Director of our Company. Ms. McKinney served as our Interim President and Chief Executive Officer since September 2010 and was also responsible for managing our Central Region. Previously, Ms. McKinney was our Vice President of Strategy and Operations since November 2007. Prior to joining AIC in November 2007, Ms. McKinney served as Director of Operations and Integration Program Manager at Fujitsu Consulting. Prior to its acquisition by Fujitsu in 2005, Ms. McKinney served as a director—level employee at BORN Information Services, Inc. where she contributed to corporate strategy and planning initiatives.

        On August 3, 2011, the Company and William R. Wolff entered into an Employment Agreement with an effective date of August 8, 2011, which provides that Mr. Wolff will be employed as Senior Vice President, Chief Financial Officer of the Company. Prior to this appointment, since December 2009, Mr. Wolff served as Chief Executive for a startup video hosting website for youth sports, TeamKLPZ, LLC of Burnsville, Minnesota. Prior to joining TeamKLPZ, LLC, Mr. Wolff served as the Chief Executive Officer at Dascom Systems Group since May 2009.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a).(1)  Consolidated Financial Statements

        The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent registered public accounting firm's reports are included in the following pages of its annual report to shareholders for the fiscal year ended December 31, 2011.

(a).(2)  Consolidated Financial Statement Schedule

Description	Page Herein
Report of Independent Registered Public Accounting Firm	46
Schedule II. Valuation and Qualifying Accounts	59

        Other consolidated financial statement schedules are omitted because they are not required or the information is presented in the consolidated financial statements or notes thereto.

(b)    Exhibits

Exhibit No.	Description
^2.1	Asset Purchase Agreement, dated August 4, 2009, by and between Netarx LLC and the Company (with Ex. K, Form of Promissory Note) (Exhibit 2.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 1-33981, incorporated by reference).

^3.1	Articles of Incorporation, as amended (Exhibit 3-a to Annual Report on Form 10-K for fiscal year 1988, Commission File No. 0-4090, incorporated by reference).

^3.2	Restated Bylaws (Exhibit 3-b to Annual Report on Form 10-K for fiscal year 2000, Commission File No. 0-4090, incorporated by reference).

^3.3	Amendment to Articles of Incorporation to increase authorized shares to 40 million (Exhibit A to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).

^3.4	Amendment to Articles of Incorporation to increase authorized shares to 60 million (Exhibit 3-d to Annual Report on Form 10-K for fiscal year 1998, Commission File No. 0-4090, incorporated by reference).

^3.5	Amendment to Articles of Incorporation to increase authorized shares to 120 million (Exhibit A to Definitive Proxy Statement dated September 8, 1998, Commission File No. 0-4090, incorporated by reference).

^3.6	Amendment to Articles of Incorporation to reduce authorized shares to 24 million (Exhibit 3.6 to Quarterly Report on Form 10-Q dated May 5, 2010, Commission File No. 0-4090, incorporated by reference).

^3.7	Amendment No. 1 to Restated Bylaws of Analysts International Corporation (Exhibit 3.1 to the Registrant's Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).

^3.8	Articles of Incorporation, as amended (Exhibit 3.1 to the Registrant's Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).

^3.9	Amendment to Bylaws of Analysts International Corporation (Exhibit 3.2 to the Registrant's Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).

^4.1	Specimen Common Stock Certificate (Exhibit 4.2 to Quarterly Report on Form 10-Q for period ended October 3, 2009, Commission File No. 1-33981, incorporated by reference).

^4.2	Amended and Restated Rights Agreement dated as of February 27, 2008 between the Company and Wells Fargo Bank N.A. and Form of Right Certificate (Exhibit 4.1 to the Registrant's Form 8-A12B dated February 27, 2008, Commission File No. 1-33981, incorporated by reference).

^4.3	Amendment No. 1 to Amended and Restated Rights Agreement dated as of May 25, 2010 by and between Analysts International Corporation and Wells Fargo Bank, N.A. (Exhibit 4.1 to the Registrant's Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).

*^10.1	1994 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 6, 1994 for registrant's 1994 Annual Meeting of Shareholders, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
*^10.2	1996 Stock Option Plan for Non-employee Directors (Exhibit B to Definitive Proxy Statement dated September 5, 1996, Commission File No. 0-4090, incorporated by reference).

*^10.3	1999 Stock Option Plan (Exhibit A to Definitive Proxy Statement dated September 13, 1999, Commission File No. 0-4090, incorporated by reference).

*^10.4	2000 Non-Qualified Stock Option Plan (Exhibit 6(d) to Quarterly Report on Form 10-Q for period ended March 31, 2001, Commission File No. 0-4090, incorporated by reference).

^10.5	Credit Agreement dated April 11, 2002 between the Company and General Electric Capital Corporation (Exhibit 2.1 to Current Report on Form 8-K dated April 26, 2002, Commission File No. 0-4090, incorporated by reference).

^10.6	Lease Agreement by and between the Company and Centennial Lakes III, LLC dated May 15, 2002 (Exhibit 2.4 to Current Report on Form 8-K, filed May 28, 2002, Commission File No. 0-4090, incorporated by reference).

^10.7	First Amendment to Credit Agreement dated as of July 24, 2002 (Exhibit 10-l to Annual Report on Form 10-K for fiscal year 2002, Commission File No. 0-4090, incorporated by reference).

^10.8	Waiver and Second Amendment to Credit Agreement dated as of April 7, 2003 (Exhibit 10-m to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).

^10.9	Third Amendment to Credit Agreement dated as of April 28, 2003 (Exhibit 10-n to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).

^10.10	Consent and Fourth Amendment to Credit Agreement dated as of December 31, 2003 (Exhibit 10-o to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).

*^10.11	Fifth Amendment to Credit Agreement dated as of August 5, 2004 (Exhibit 10-r to Quarterly Report on Form 10-Q for period ended October 2, 2004, Commission File No. 0-4090, incorporated by reference).

^10.12	Consent and Sixth Amendment to Credit Agreement dated as of January 6, 2005 (Exhibit 10-t to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^10.13	Standard Nonqualified Stock Option Agreement for Board Members under 2004 Equity Incentive Plan (Exhibit 10-u to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^10.14	Standard Restricted Stock Agreement for Board Members under 2004 Equity Incentive Plan (Exhibit 10-v to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

*^10.15	Standard Nonqualified Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-w to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
*^10.16	Standard Restricted Stock Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-x to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
*^10.17	Standard Incentive Stock Option Agreement for Certain Employees under 2004 Equity Incentive Plan (Exhibit 10-y to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).

^10.18	Eighth Amendment to Credit Agreement dated January 20, 2006 (Exhibit 99.2 to Current Report on Form 8-K, filed January 26, 2006, Commission File No. 0-4090, incorporated by reference).

^10.19	Amendment to Lease Agreement by and between the Company and Centennial Lakes III, LLC dated March 24, 2006 (Exhibit 10.1 to Current Report on Form 8-K, filed March 28, 2006, Commission File No. 0-4090, incorporated by reference).

*^10.20	Restated Special Executive Retirement Plan, dated December 27, 2006 (Exhibit 10-jj to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).

^10.21	Waiver, Consent and Ninth Amendment to Credit Agreement, dated February 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed February 7, 2007, Commission File No. 0-4090, incorporated by reference).

^10.22	Trust Agreement between the Company and Wachovia Bank, dated February 15, 2007, under the Restated Special Executive Retirement Plan (Exhibit 10.1 to Current Report on Form 8-K, filed February 15, 2007, Commission File No. 0-4090, incorporated by reference).

*^10.23	2004 Equity Incentive Plan, as amended through May 25, 2006 (Exhibit 10.1 to Quarterly Report on Form 10-Q for period ended July 1, 2006, Commission File No. 0-4090, incorporated by reference).

*^10.24	Form of incentive stock option agreement for long term incentive option grants for fiscal year 2007 (Exhibit 10-kk to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).

*^10.25	Form of restricted stock award agreement for long-term incentive restricted stock awards in January 2007 for fiscal year 2007 (Exhibit 10-ll to Annual Report on Form 10-K for fiscal year 2006, Commission File No. 0-4090, incorporated by reference).

^10.26	Waiver and Tenth Amendment to Credit Agreement, dated May 1, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed May 7, 2007, Commission File No. 0-4090, incorporated by reference).

^10.27	Waiver and Eleventh Amendment to Credit Agreement, dated July 26, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed August 1, 2007, Commission File No. 0-4090, incorporated by reference).

*^10.28	Elmer Baldwin Incentive Stock Option Agreement (2004 Equity Incentive Plan), effective November 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).

*^10.29	Elmer Baldwin Nonqualified Stock Option Agreement (2004 Equity Incentive Plan), effective November 1, 2007 (Exhibit 10.3 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).
*^10.30	Elmer Baldwin Nonqualified Stock Option Agreement (2000 Nonqualified Stock Option Plan), effective November 1, 2007 (Exhibit 10.3 to Current Report on Form 8-K, filed November 5, 2007, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
*^10.31	Summary of Terms and Conditions of Severance Policy for executive officers and other senior management personnel (contained in Current Report on Form 8-K, filed October 25, 2007, Commission File No. 0-4090, incorporated by reference).

*^10.32	Severance Agreement and Release of Claims between the Company and Colleen M. Davenport dated January 4, 2008 (Exhibit 10.4 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*^10.33	Severance Agreement and Release of Claims between the Company and David J. Steichen dated January 22, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*10.34	Amendment No. 1 to Restated Special Executive Retirement Plan as of September 1, 2007 (Exhibit 10-mm to Annual Report on Form 10-K, filed March 5, 2008, incorporated by reference).

*^10.35	Non-Compete and Confidentiality Agreement between the Company and Robert E. Woods dated January 3, 2008 (Exhibit 10.2 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*^10.36	Form of Change of Control Agreement between the Company and management personnel M. Gange, L. Gilmore and A. Wise (Exhibit 10.5 to Current Report on Form 8-K, filed January 8, 2008, Commission File No. 0-4090, incorporated by reference).

*^10.37	Incentive Stock Option Agreement (2004 Equity Incentive Plan) dated January 16, 2008 between the Company and Robert E. Woods (Exhibit 10.1 to Current Report on Form 8-K, filed January 17, 2008, Commission File No. 0-4090, incorporated by reference).

*^10.38	Letter Agreement between the Company and Walter Michels dated February 12, 2008 (Exhibit 99.2 to Current Report on Form 8-K, filed April 22, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.39	Employment Agreement between the Company and Michael W. Souders, executed on June 27, 2008, effective July 1, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.40	Change in Control Agreement between the Company and Michael W. Souders, executed on June 27, 2008, effective July 1, 2008 (Exhibit A to the Souders Employment Agreement) (Exhibit 10.2 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.41	Annual Management Incentive Plan (AMIP) between the Company and Michael W. Souders, executed on June 27, 2008 (Exhibit B to the Souders Employment Agreement) (Exhibit 10.3 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.42	Incentive Stock Option Agreement (2004 Equity Incentive Plan) between the Company and Michael W. Souders, executed on June 27, 2008 (Exhibit C-1 to the Souders Employment Agreement) (Exhibit 10.4 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.43	Incentive Stock Option Agreement (1999 Stock Option Plan) between the Company and Michael W. Souders, executed on June 27, 2008 (Exhibit C-2 to the Souders Employment Agreement) (Exhibit 10.5 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).

Exhibit No.	Description
*^10.44	Employee Agreement between the Company and Brittany McKinney, executed on June 27, 2008, effective June 23, 2008 (without Exhibits) (Exhibit 10.6 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.45	Amendment No. 2 to Restated Special Executive Compensation Plan (Exhibit 10.7 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.46	Exhibit A to Amendment No. 2 to Restated Special Executive Compensation Plan (Exhibit 10.8 to Current Report on Form 8-K, filed July 3, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.47	Employment Agreement between the Company and Randy W. Strobel, executed on August 8, 2008, effective August 25, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed August 12, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.48	Change in Control Agreement between the Company and Randy W. Strobel, executed on August 8, 2008, effective August 25, 2008 (Exhibit 10.2 to Current Report on Form 8-K, filed August 12, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.49	Annual Management Incentive Plan (AMIP) between the Company and Randy W. Strobel, executed on August 8, 2008, effective August 25, 2008 (Exhibit 10.3 to Current Report on Form 8-K, filed August 12, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.50	Amended and Restated Employment Agreement between the Company and Elmer Baldwin, executed on August 19, 2008, effective November 1, 2007 (Exhibit 10.1 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.51	Change in Control Agreement between the Company and Elmer Baldwin, executed on August 19, 2008, effective November 1, 2007 (Exhibit 10.2 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.52	Amended and Restated Employment Agreement between the Company and Robert E. Woods, executed on August 19, 2008, effective January 1, 2008 (Exhibit 10.1 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).

*^10.53	Change in Control Agreement between the Company and Robert E. Woods, executed on August 19, 2008, effective January 1, 2008 (Exhibit 10.2 to Current Report on Form 8-K, filed August 22, 2008, Commission File No. 1-33981, incorporated by reference).

^10.54	Consent and Twelfth Amendment to Credit Agreement, date August 4, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed August 5, 2009, Commission File No. 1-33981, incorporated by reference).

*^10.55	Employment Agreement between the Company and James D. Anderson, executed and effective on September 1, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed September 3, 2009, Commission File No. 1-33981, incorporated by reference).

*^10.56	Change in Control Agreement between the Company and James D. Anderson, executed and effective on September 1, 2009 (Exhibit 10.2 to Current Report on Form 8-K, filed September 3, 2009, Commission File No. 1-33981, incorporated by reference).

Exhibit No.	Description
**^10.57	Credit and Security Agreement with Wells Fargo Bank, National Association acting through its Wells Fargo Business Credit operating division, dated September 30, 2009 (Exhibit 10.1 to Current Report on Form 8-K, filed October 5, 2009, Commission File No. 1-33981, incorporated by reference).

*^10.58	Employment Agreement together with Exhibit A, dated December 17, 2009, between the Company and Andrew K. Borgstrom (Exhibit 10.1 to Current Report on Form 8-K, filed December 18, 2009, Commission File No. 1-33981, incorporated by reference).

*^10.59	Separation Agreement and Release of Claims, dated December 23, 2009, between the Company and Elmer Baldwin (Exhibit 10.1 to Current Report on Form 8-K, filed December 23, 2009, Commission File No. 1-33981, incorporated by reference).

*^10.60	Agreement for Legal Services between the Company and Robert E. Woods Professional Association dated March 5, 2010. (Exhibit 10.60 to Quarterly Report on Form 10-Q, filed May 5, 2010, Commission File No. 1-33981, incorporated by reference).

*^10.61	Separation Agreement and Release of Claims dated July 28, 2010, between the Company and James D. Anderson. (Exhibit 10.61 to Quarterly Report on Form 10-Q, filed November 4, 2010, Commission File No. 1-33981, incorporated by reference.

*^10.62	Separation Agreement and Release of Claims dated September 29, 2010, between the Company and Andrew K. Borgstrom (Exhibit 10.1 to the Registrant's Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).

*^10.63	Transitional Services Agreement dated September 29, 2010, between the Company and Andrew K. Borgstrom (Exhibit 10.2 to the Registrant's Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).

*^10.64	Letter Agreement dated September 29, 2010, between the Company and Brittany B. McKinney (Exhibit 10.3 to the Registrant's Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).

*^10.65	First Amendment to Credit & Security Agreement with Wells Fargo Bank, National Association, dated February 23, 2011 (Exhibit 10.1 to Current Report on Form 8-K, filed February 24, 2010, Commission File No. 1-33981, incorporated by reference).

*^10.66	Employment Agreement together with Exhibits A and B, between the Company and Brittany B. McKinney, dated as of March 1, 2011 (Exhibit 10.1 to the Registrant's Form 8-K filed February 24, 2010, Commission File No. 1-33981, incorporated by reference).

^10.65	First Amendment to Credit & Security Agreement with Wells Fargo Bank, National Association, dated February 23, 2011 (Exhibit 10.1 to Current Report on Form 8-K, filed February 24, 2010, Commission File No. 1-33981, incorporated by reference).

*^10.66	Employment Agreement together with Exhibits A and B, between the Company and Brittany B. McKinney, dated as of March 1, 2011 (Exhibit 10.1 to the Registrant's Form 8-K filed February 24, 2010, Commission File No. 1-33981, incorporated by reference).

^10.67	Change in Control Severance Pay Plan, adopted February 22, 2011, dated March 1, 2011 (Exhibit 10.1 to Current Report on Form 8-K, filed February 28, 2011, Commission File No. 1-33981, incorporated by reference).

Exhibit No.	Description
*^10.68	Separation Agreement and Release of Claims dated May 4, 2011, between the Company and Randy W. Strobel (Exhibit 10.1 to the Registrant's Form 8-K filed May 5, 2011, Commission File No. 1-33987, incorporated by reference)

*^10.69	Separation Agreement and Release of Claims dated as of May 24, 2011, between Analysts International Corporation and Christopher T. Cain (Exhibit 10.1 to the Registrant's Form 8-K filed May 27, 2011, Commission File No. 1-33987, incorporated by reference)

*^10.70	Employment Agreement between Analysts International Corporation and William R. Wolff, fully executed on August 3, 2011, with an effective date of August 8, 2011(Exhibit 10.1 to the Registrant's Form 8-K filed August 3, 2011, Commission File No. 1-33981, incorporated by reference)

^10.71	Second Amendment to Credit & Security Agreement dated as of September 21, 2011 by and between Analysts International Corporation and Wells Fargo Bank, N.A (Exhibit 4.4 to Quarterly Report on Form 10-Q for period ended October 1, 2011, Commission File No. 1-33981, incorporated by reference).

+10.72	Third Amendment to Credit and Security Agreement dated as of February 22, 2012 by and between Analysts International Corporation and Wells Fargo Bank, N.A. (Exhibit 10.71 to Annual Report on Form 10-K for the period ended December 31, 2011, Commission File No. 1-33981).

+21	Subsidiaries of Registrant

+23	Consent of Independent Registered Public Accounting Firm.

+24.1	Power of Attorney.

+31.1	Certification of CEO under section 302 of the Sarbanes-Oxley Act of 2002.

+31.2	Certification of CFO under section 302 of the Sarbanes-Oxley Act of 2002.

++32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

++101.1	The following materials from Analysts International Corporation's Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, (iv) Consolidated Statement of Shareholders' Equity, and (v) Notes to Consolidated Financial Statements.

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

+
Filed herewith.

++
Furnished herewith.

Schedule II

Analysts International Corporation
Valuation and Qualifying Accounts

	Allowance for doubtful accounts
(In thousands)	Beginning balance	Charged to costs and expenses	Write-offs, net of (recoveries)	Ending balance
Twelve months ended December 31, 2011	$713	$49	$118	$644
Twelve months ended January 1, 2011	$958	$(251)	$(6)	$713
Twelve months ended January 2, 2010	$1,092	$(35)	$99	$958

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
Date: February 23, 2012	By:	/s/ BRITTANY B. MCKINNEY Brittany B. McKinney, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRITTANY B. MCKINNEY Brittany B. McKinney	President and Chief Executive Officer (Principal Executive Officer)	February 23, 2012
/s/ WILLIAM R. WOLFF William R. Wolff	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2012
/s/ BRIGID A. BONNER Brigid A. Bonner	Director	February 23, 2012
/s/ KRZYSZTOF K. BURHARDT Krzysztof K. Burhardt	Director	February 23, 2012
/s/ JOSEPH T. DUNSMORE Joseph T. Dunsmore	Director	February 23, 2012
/s/ GALEN G. JOHNSON Galen G. Johnson	Director	February 23, 2012
/s/ DOUGLAS C. NEVE Douglas C. Neve	Director	February 23, 2012
/s/ ROBERT E. WOODS Robert E. Woods	Director	February 23, 2012

EXHIBIT INDEX

Exhibit 10.72	Third Amendment to Credit and Security Agreement
Exhibit 21	Subsidiaries of Registrant
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 24.1	Power of Attorney
Exhibit 31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002