Form 10-Q
period 2012-03-31
ANALYSTS INTERNATIONAL CORP
filed 2012-05-03
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 1-33981

ANALYSTS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Minnesota	41-0905408
(State of Incorporation)	(IRS Employer Identification No.)

7700 France Avenue S
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

As of May 3, 2012, 5,074,107 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands, except share and per share amounts)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$2,014	$5,135
Accounts receivable, less allowance for doubtful accounts of $573 and $644, respectively	21,166	18,016
Prepaid expenses and other current assets	492	489
Total current assets	23,672	23,640

Property and equipment, net of accumulated depreciation of $7,686 and $7,535, respectively	2,376	2,095
Other assets	438	457
Total assets	$26,486	$26,192

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,263	$3,847
Salaries and benefits	2,756	2,078
Deferred revenue	397	285
Deferred compensation	68	136
Restructuring accrual	241	442
Other current liabilities	658	664
Total current liabilities	7,383	7,452

Non-current liabilities:
Deferred compensation	339	379
Restructuring accrual	22	28
Total non-current liabilities	361	407

Shareholders’ equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 5,074,107 and 5,032,759, respectively	507	503
Additional capital	26,371	26,164
Accumulated deficit	(8,136)	(8,334)
Total shareholders’ equity	18,742	18,333
Total liabilities and shareholders’ equity	$26,486	$26,192

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,	April 2,
(In thousands, except per share amounts)	2012	2011

Revenues	$26,723	$26,312
Cost of revenues	20,347	20,053
Gross profit	6,376	6,259

Selling, administrative and other operating costs	6,186	6,050
Total operating expenses	6,186	6,050

Operating income	190	209

Interest expense	(1)	—

Income before income taxes	189	209

Income tax (benefit) expense	(9)	7

Net income	$198	$202

Per common share (basic):
Net income	$0.04	$0.04

Per common share (diluted):
Net income	$0.04	$0.04

Weighted-average shares outstanding:
Basic	5,044	4,995
Diluted	5,114	5,007

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,	April 2,
(In thousands)	2012	2011

Cash flows from operating activities:
Net income	$198	$202

Adjustments to net income:
Depreciation	151	190
Share based compensation	191	236

Changes in:
Accounts receivable	(3,150)	(539)
Prepaid expenses and other assets	16	(305)
Accounts payable	(473)	(16)
Salaries and benefits	657	1,172
Deferred revenue	112	(77)
Deferred compensation	(108)	(117)
Restructuring accrual	(207)	(111)
Other accrued liabilities	(6)	(56)
Net cash (used in) provided by operating activities	(2,619)	579

Cash flows from investing activities:
Expended for property and equipment additions	(543)	(37)
Net cash used in investing activities	(543)	(37)

Cash flows from financing activities:
Proceeds from line of credit	1,500	—
Payments on line of credit	(1,500)	—
Proceeds from stock option exercises	41	—
Payment of insurance policy loan	—	(486)
Payment of capital lease obligation	—	(45)
Net cash provided by (used in) financing activities	41	(531)

Net (decrease) increase in cash and cash equivalents	(3,121)	11

Cash and cash equivalents at beginning of period	5,135	4,328

Cash and cash equivalents at end of period	$2,014	$4,339

Cash paid during the year for:
Income taxes	$—	$4
Interest	$1	$—

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$181	$19

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.  Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (“IT”) services company. We employ approximately 900 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2.  Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of AIC have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to Consolidated Financial Statements) necessary for fair presentation of the results of operations for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Revenues, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

Change in Fiscal Year

Beginning on January 1, 2012, we changed from a 52—53 week fiscal year ending on the Saturday closest to December 31 to a calendar year ending as of the last day of the month. As a result of the change, our first, second, third and fourth quarters will now end on March 31, June 30, September 30 and December 31, respectively.

3.   Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. The balances of our Property and equipment as of March 31, 2012 and December 31, 2011 and the estimated useful lives used in the financial statements are as follows:

(In thousands)	March 31, 2012	December 31, 2011	Useful lives (in years)

Leasehold improvements	$304	$247	Shorter of useful life or lease term
Office furniture & equipment	1,808	1,808	5 - 10
Computer hardware	1,605	1,569	2 - 5
Software	6,005	4,574	2 - 5
Work in process	340	1,432
	10,062	9,630
Accumulated depreciation	(7,686)	(7,535)
Property and equipment, net	$2,376	$2,095

In the third quarter of fiscal 2011, the Company commenced a project to replace its current financial and human resource information systems with a fully integrated enterprise resource planning (“ERP”) solution. The project to implement the ERP solution resulted in approximately $1.5 million of costs being capitalized in fiscal 2011. During the first quarter of fiscal 2012, the Company capitalized an additional $0.3 million of costs related to the ERP solution.

4.  Financing Agreement

Revolving Credit Facility

On February 22, 2012, we entered into the Third Amendment to the Amended Credit Facility (“Third Amendment”) with Wells Fargo. The Third Amendment increased the total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, by approximately $4.0 million. In addition, the Third Amendment increased our minimum trailing twelve months earnings before taxes financial covenant from a loss of $0.8 million to earnings of $0.25 million. Finally, the Third Amendment added an additional financial covenant which will require us to maintain a minimum excess borrowing base availability of not less than $3.0 million for each reporting period in 2012 and thereafter. Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit.

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

The Amended Credit Facility requires us to meet certain levels of year-to-date earnings before taxes. For 2012 and thereafter, we are required to exceed a minimum trailing twelve months earnings before taxes of $0.25 million. The Amended Credit Facility limits our annual capital expenditures to $2.0 million. For 2012 and thereafter, we will also be required to maintain a minimum excess borrowing base availability of not less than $3.0 million. The Amended Credit Facility contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control and bankruptcy events.

As of March 31, 2012, we were in compliance with all the requirements and had no borrowings outstanding under the Amended Credit Facility. Total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $9.8 million as of March 31, 2012.

5.   Restructuring Costs and Other Severance Related Costs

A summary of the restructuring charges and subsequent activity in the restructuring accrual for the three months ended March 31, 2012 is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total
Balance as of December 31, 2011	$179	$291	$470
Additional restructuring charges	—	—	—
Cash expenditures	(59)	(148)	(207)
Balance as of March 31, 2012	$120	$143	$263

We had no restructuring or other severance related costs during the first quarters of either fiscal 2011 or 2012.

6.  Shareholders’ Equity

					Total
	Outstanding	Common	Additional	Accumulated	Shareholders’
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Equity

Balances as of December 31, 2011	5,032,759	$503	$26,164	$(8,334)	$18,333
Common stock issued	28,098	3	132	—	135
Share based compensation expense	—	—	28	—	28
Stock option exercises	13,250	1	47	—	48
Net income	—	—	—	198	198
Balance as of March 31, 2012	5,074,107	$507	$26,371	$(8,136)	$18,742

7. Share Based Compensation

Total share based compensation expense for the first quarters of 2012 and fiscal 2011 was approximately $0.2 million and includes compensation expense related to both stock options and stock awards.

In the first quarter of 2012, we recorded a reduction of the tax benefit of $13,000 and for the first quarter of fiscal 2011, we recorded a tax benefit of $13,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

Stock Options

The following table summarized the stock option activity for the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on January 1, 2012	314,700	$5.11	7.75	$436,774
Granted	53,800	5.78
Exercised	(13,250)	3.60
Forfeited/Cancelled	(10,950)	3.73
Outstanding on March 31, 2012	344,300	$5.25	7.88	$367,630

Vested or expected to vest at March 31, 2012	319,240	5.30	7.77	$344,238
Exercisable on March 31, 2012	209,000	5.78	7.09	$215,461

The total fair value of the stock options that vested during the three months ended March 31, 2012 was approximately $123,000.

For the three month period ended March 31, 2012, 13,250 options were exercised and the total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was approximately $30,000. The income tax benefit realized from stock option exercises was nil. There were no stock options exercised for the three months ended April 2, 2011.

Total stock option expense for the three months ended March 31, 2012 was approximately $0.1 million. As of March 31, 2012, there was approximately $0.2 million of unrecognized share based compensation expense related to unvested stock that are expected to vest over a weighted-average period of approximately 1.5 years. Options to purchase 344,300 were outstanding at March 31, 2012.

Stock Awards

The following table summarizes the stock award activity for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	88,126	$4.24
Granted	46,200	5.78
Vested	(33,072)	(4.90)
Forfeited	(3,750)	(4.44)
Non-vested at March 31, 2012	97,504	$4.73

The total fair value of stock awards that vested during the three months ended March 31, 2012 was approximately $163,000, respectively.

Total stock award expense for the three months ended March 31, 2012 was $0.1 million.

As of March 31, 2012, there was $0.3 million of unrecognized compensation expense related to unvested stock awards that were expected to vest over a weighted average period of 1.6 years.

8.  Net Income Per Share

Basic and diluted income per share is presented in accordance with ASC Topic 260, Earnings Per Share. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted income per share includes dilutive potential common shares outstanding and is computed by dividing income available to common stockholders by the weighted-average number of common and common equivalent shares outstanding for the period.

For the three-month period ended March 31, 2012, anti-dilutive weighted average shares of 123,768 were excluded from the calculation of weighted average number of common equivalent shares outstanding. For the three-month period ended April 2, 2011, anti-dilutive weighted average shares of 260,352 were excluded from the calculation of weighted average number of common equivalent shares outstanding. The computation of basic and diluted income per share for the three months ended March 31, 2012 and April 2, 2011 is as follows:

	Three Months Ended
	March 31	April 2,
(In thousands except per share amounts)	2012	2011

Net income	$198	$202
Weighted-average number of common shares outstanding	5,044	4,995
Dilutive effect of potential common shares outstanding	69	12
Weighted-average number of common and common equivalent shares outstanding	5,114	5,007

Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, including the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

A.                        Our Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is a national information technology (“IT”) services company. We employ approximately 900 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

B.                        2012 Strategic Plan

In 2012, our plan is to continue our focus on investing for growth in our business while delivering profitability. Our plan includes:

•                  Leveraging our fiscal 2011 investments in sales and recruiting personnel and continue to invest in our core markets with the highest potential for growth;

•                  Leveraging strategic client relationships and expand our national sales capabilities; and

•                  Continuing to grow our consultant community with a focus on higher-end IT skill sets.

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

In 2012, we expect to maintain a gross margin rate in a range of 23% to 25%. While we continue to invest in our business in areas such as IT and making strategic investments in our core markets, we anticipate continued profitability for 2012.

For the first quarter of 2012, we generated net income of $0.2 million and maintained a gross margin rate of 23.9%.

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

On May 4, 2011, Randy W. Strobel resigned from his employment as the Company’s Senior Vice President, Chief Financial Officer which was effective on August 5, 2011; however, Mr. Strobel remained an employee through August 31, 2011.

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

Enterprise Resource Planning (“ERP”) Solution

On August 18, 2011, our Board of Directors approved a project to replace our financial and human resource information systems with a fully integrated ERP solution. The ERP solution will allow us to streamline our business processes and allow for cost efficient scalability as well as improve management reporting and analysis. The initial implementation of the ERP solution was completed in early fiscal 2012 and resulted in approximately $1.5 million of costs being capitalized in fiscal 2011. Through the end of first quarter of 2012, we have incurred additional capitalized expenditures related to the ERP solution of approximately $0.3 million.

Change in Fiscal Year

Beginning on January 1, 2012, we changed from a 52 — 53 week fiscal year ending on the Saturday closest to December 31 (“52-53 Week Method”) to a calendar year ending as of the last day of the month (“Calendar Year Method”). As a result of the change, our first, second, third and fourth quarters will now end on March 31, June 30, September 30 and December 31, respectively.

In 2012, the 52—53 Week Method would have resulted in 253 billing days and the Calendar Year Method will result in 254 billing days. In fiscal 2011, there were 254 billing days. The additional billing day provided by the change to the Calendar Year Method will take place in the fourth quarter of fiscal 2012. There are no variances between the 52-53 Week Method and the Calendar Year Method in the number of billing days for the first, second or third quarters of 2012.

In the first quarter of fiscal 2012, there were 64 billing days compared to 65 billing days in fiscal 2011.

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

On February 22, 2012, we entered into the Third Amendment to the Amended Credit Facility (“Third Amendment”) with Wells Fargo. The Third Amendment increased the total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, by approximately $4.0 million. In addition, the Third Amendment increased our minimum trailing twelve months earnings before taxes financial covenant from a loss of $0.8 million to earnings of $0.25 million. Finally, the Third Amendment added an additional financial covenant which will require us to maintain a minimum excess borrowing base availability of not less than $3.0 million for each reporting period in fiscal 2012 and thereafter.

Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit.

D.                        Overview of First Quarter Fiscal 2012 Operations

Our revenues increased $0.4 million, or 1.6%, from the first quarter of fiscal 2011. When compared to the prior year quarter, the number of billable hours increased 1.5% and was partially offset by a 0.2% decrease in our average bill rate.

The gross margin rate increased 10 basis points from the prior year quarter to 23.9%.

SG&A expenses increased $0.1 million, or 2.2%, in first quarter of 2012 over the prior year quarter as a result of an increase in personnel expenses partially offset by non-personnel cost reductions.

We used cash from operations of $2.6 million during the first quarter of 2012 due to our days sales outstanding (DSO) increasing from 61 at the end of fiscal 2011 to 68 at March 31, 2012 as a result of the implementation of the ERP solution, which caused a delay in our normal billing cycles. As of March 31, 2012, we had a cash balance of $2.0 million and no borrowings under our revolving line of credit.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2012 VS. APRIL 2, 2011

The following table illustrates the relationship between revenue and expense categories along with a count of employees and technical consultants as of March 31, 2012 and April 2, 2011.

	Three Months Ended		Three Months Ended
	March 31, 2012		April 2, 2011
		% of		% of	Increase (Decrease)
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$26,723	100.0%	$26,312	100.0%	$411	1.6%
Cost of revenues	20,347	76.1	20,053	76.2	294	1.5
Gross profit	6,376	23.9	6,259	23.8	117	1.9

Selling, administrative and other operating costs	6,186	23.1	6,050	23.0	136	2.2
Total operating expenses	6,186	23.1	6,050	23.0	136	2.2

Operating income	190	0.7	209	0.8	(19)	(9.1)

Interest expense	(1)	(0.0)	—	0.0	1	NM

Income before income taxes	189	0.7	209	0.8	(20)	(9.6)

Income tax (benefit) expense	(9)	(0.0)	7	0.0	(16)	(228.6)

Net income	$198	0.7%	$202	0.8%	$(4)	(2.0)%

Personnel:
Management and Administrative	116		116		0	0.0%
Consultants	794		803		(9)	(1.1)%

Revenues

Revenues increased $0.4 million, or 1.6%, from the comparable period a year ago. The increase in our first quarter of 2012 revenues over the prior year is due to a 1.5% ($0.4 million) increase in the number of hours billed which was partially offset by a 0.2% ($0.1 million) decrease in our average billing rates.

In the first quarter of 2012, there were 64 billing days compared to 65 billing days in fiscal 2011.

Cost of Revenues

Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using sub-contractors. This category of expense as a percentage of revenues decreased 10 basis points to 76.1%, in the first quarter of 2012 compared to the prior year period.

Selling, Administrative and Other Operating Costs

Selling, Administrative and Other Operating Costs (“SG&A”) costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs.  This category of costs increased approximately $0.1 million from the comparable period in 2011 and represented 23.1% of revenue for the first quarter of 2012 compared to 23.0% in fiscal 2011. In the first quarter of 2012, SG&A expenses increased as a result of an increase in sales and recruiting expenses of $0.2 million which was partially offset by general expense reductions of $0.1 million.

Interest Expense

In the first quarter of 2012, the implementation of the ERP solution caused a delay in our normal billing cycles which caused an increase in our operating working capital. As a result, we borrowed and repaid $1.5 million on our Amended Credit Facility. Our average borrowings for the first quarter of 2012 were approximately $49,000. We had no borrowings during the first quarter of fiscal 2011.

Income Taxes

In the first quarter of 2012, our income tax benefit was the result of a foreign tax refund and more than offset our income tax expense, which reflects the utilization of net operating loss carryforwards to offset taxable income. In the first quarter of fiscal 2011, our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income.

We currently have approximately $24.1 million of operating loss carryforwards available to offset federal and state taxes. For both the first quarters of 2012 and fiscal 2011, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Personnel

Our IT professional staff levels, which includes sub-contractors, finished the first quarter of fiscal 2012 at 794, a 1.1% decrease against the comparable period last year.

Certain Information Concerning Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

At March 31, 2012, we had $2.0 million of cash and cash equivalents on hand. In addition to our cash balances, we have access to our Amended Credit Facility with $15 million of maximum availability, under which our borrowing availability was $9.8 million as of March 31, 2012. Working capital was $16.3 million at March 31, 2012, up approximately $0.1 million from December 31, 2011. The ratio of current assets to current liabilities increased slightly to 3.21 at March 31, 2012 compared to 3.17 at December 31, 2011.

Historically, we have been able to support internal growth in our business with internally generated funds and through the use of our credit facility. We believe our existing working capital and availability under our Amended Credit Facility with Wells Fargo will be sufficient to support the cash flow needs of our business in 2012. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

The following table summarizes the major captions from our Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31,	April 2,
(In thousands)	2012	2011
Cash provided by (used in):
Net cash (used in) provided by operating activities	$(2,619)	$579
Net cash (used in) provided by investing activities	(543)	(37)
Net cash (used in) provided by financing activities	41	(531)
Net (decrease) increase in cash and cash equivalents	$(3,121)	$11

Operating Activities

Cash used in operating activities for the three months ended March 31, 2012 was $2.6 million compared to cash provided by operating activities of $0.6 million for the three months ended April 2, 2011.

The elements of cash used in operations for the three months ended March 31, 2012 are as follows: net income of $0.2 million and non-cash charges of $0.3 million which was more than offset by an increase in operating working capital of approximately $3.1 million.

The major component of the increase in operating working capital during the first quarter of 2012 was a $3.2 million increase in our accounts receivable. The 17.5% increase in accounts receivable from December 31, 2011 is due to our DSO increasing 7 days, or 11.5%, from 61 at the end of fiscal 2011 to 68 at March 31, 2012 as a result of the implementation of the ERP solution which caused a delay in our normal billing cycles.

In the prior year quarter, the elements of cash provided by operating activities were as follows: net income of $0.2 million and non-cash charges of $0.4 million which was slightly offset by an increase in operating working capital. Our DSO at the end of the prior year quarter was 60 days.

Investing Activities

Cash used in investing activities for the three months ended March 31, 2012 was $0.5 million compared to $37,000 for the three months ended April 2, 2011.

In the first quarter of 2012, we made capital expenditures of $0.5 million, the majority of which related to the ERP solution which we implemented in early 2012. In the first quarter of fiscal 2011, we made capital expenditures of $37,000. These capital expenditures have been recorded in our Property and equipment, net of accumulated depreciation balance as reported in our Consolidated Balance Sheets.

Financing Activities

Cash provided by financing activities for the three months ended March 31, 2012 was $41,000 compared to cash used in financing activities of $0.5 million for the three months ended April 2, 2011.

In the first quarter of 2012, we borrowed and repaid $1.5 million on our Amended Credit Facility. Our average borrowings for the first quarter of 2012 were approximately $49,000.

During the first quarter of fiscal 2011, we paid off a loan on a Company owned life insurance policy of approximately $0.5 million. The Company owned life insurance policy is reported in Other assets in our Consolidated Balance Sheets.

On February 22, 2012, we entered into the Third Amendment to the Amended Credit Facility (“Third Amendment”) with Wells Fargo. The Third Amendment increased the total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, by approximately $4.0 million. In addition, the Third Amendment increased our minimum trailing twelve months earnings before taxes financial covenant from a loss of $0.8 million to earnings of $0.25 million. Finally, the Third Amendment added an additional financial covenant which will require us to maintain a minimum excess borrowing base availability of not less than $3.0 million for each reporting period in 2012 and thereafter. Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit.

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

The Amended Credit Facility requires us to meet certain levels of year-to-date earnings before taxes. For 2012 and thereafter, we are required to exceed a minimum trailing twelve months earnings before taxes of $0.25 million. The Amended Credit Facility limits our annual capital expenditures to $2.0 million. For 2012 and thereafter, we will also be required to maintain a minimum excess borrowing base availability of not less than $3.0 million. The Amended Credit Facility contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control and bankruptcy events.

As of March 31, 2012, we were in compliance with all the requirements and had no borrowing outstanding under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $9.8 million as of March 31, 2012.

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

Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a local and national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key client relationships or to attract new clients, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce or leverage our operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for clients or the risk that we may be subject to claims for indemnification under contracts with our clients, (viii) our inability to comply with the requirements in our line of credit or to obtain a replacement line of credit on commercially reasonable terms, and (ix) as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Quarterly Report on Form 10-Q for 2012 (especially in the Management’s Discussion and Analysis and Risk Factors section thereof) and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

(b)                                 Changes in Internal Controls

In the first quarter of 2012, we completed the initial implementation of a fully integrated ERP solution, which replaced our previous financial and human resource information systems. The implementation of the ERP solution is not the result of any identified deficiencies in our internal control over financial reporting. Our internal controls over financial reporting operated effectively during the period covered by this report.

PART II. OTHER INFORMATION

Item 1.                                                           Legal Proceedings

There are no pending legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to the business.

Item 1A.  Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 31, 2011.

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

^10.72

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
++101.1

The following materials from Analysts International Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 3, 2012	By:	/s/ Brittany B. McKinney
Brittany B. McKinney
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2012	By:	/s/ William R. Wolff
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

^10.72

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
++ 101.1

The following materials from Analysts International Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.