Form 10-Q
period 2012-06-30
ANALYSTS INTERNATIONAL CORP
filed 2012-08-02
CIK 6292

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, 5,081,607 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands, except share and per share amounts)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$3,107	$5,135
Accounts receivable, less allowance for doubtful accounts of $596 and $644, respectively	19,375	18,016
Prepaid expenses and other current assets	461	489
Total current assets	22,943	23,640

Property and equipment, net of accumulated depreciation of $7,849 and $7,535, respectively	2,263	2,095
Other assets	417	457
Total assets	$25,623	$26,192

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,108	$3,847
Salaries and benefits	1,665	2,078
Deferred revenue	300	285
Deferred compensation	82	136
Restructuring accrual	186	442
Other current liabilities	615	664
Total current liabilities	5,956	7,452

Non-current liabilities:
Deferred compensation	327	379
Restructuring accrual	16	28
Total non-current liabilities	343	407

Shareholders’ equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 5,075,357 and 5,032,759, respectively	508	503
Additional capital	26,419	26,164
Accumulated deficit	(7,603)	(8,334)
Total shareholders’ equity	19,324	18,333
Total liabilities and shareholders’ equity	$25,623	$26,192

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In thousands, except per share amounts)	2012	2011	2012	2011

Revenues	$27,079	$26,835	$53,802	$53,147
Cost of revenues	20,827	20,637	41,174	40,690
Gross profit	6,252	6,198	12,628	12,457

Selling, administrative and other operating costs	5,590	5,406	11,776	11,456
Restructuring costs and other severance related costs	113	746	113	746
Total operating expenses	5,703	6,152	11,889	12,202

Operating income	549	46	739	255

Interest expense	(1)	—	(2)	—

Income before income taxes	548	46	737	255

Income tax expense	15	9	6	16

Net income	$533	$37	$731	$239

Per common share (basic):
Net income	$0.10	$0.01	$0.14	$0.05

Per common share (diluted):
Net income	$0.10	$0.01	$0.14	$0.05

Weighted-average shares outstanding:
Basic	5,075	5,012	5,059	5,004
Diluted	5,103	5,027	5,106	5,016

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	July 2,
(In thousands)	2012	2011

Cash flows from operating activities:
Net income	$731	$239

Adjustments to net income:
Depreciation	314	346
Share based compensation	240	324

Changes in:
Accounts receivable	(1,359)	(677)
Prepaid expenses and other assets	68	34
Accounts payable	(461)	—
Salaries and benefits	(434)	(49)
Deferred revenue	15	72
Deferred compensation	(106)	(498)
Restructuring accrual	(268)	364
Other accrued liabilities	(49)	(35)
Net cash (used in) provided by operating activities	(1,309)	120

Cash flows from investing activities:
Expended for property and equipment additions	(760)	(306)
Proceeds from cash surrender of insurance policy	—	531
Net cash (used in) provided by investing activities	(760)	225

Cash flows from financing activities:
Proceeds from line of credit	5,000	—
Payments on line of credit	(5,000)	—
Proceeds from stock option exercises	41	—
Payment of insurance policy loan	—	(486)
Payment of capital lease obligation	—	(60)
Net cash provided by (used in) financing activities	41	(546)

Net decrease in cash and cash equivalents	(2,028)	(201)

Cash and cash equivalents at beginning of period	5,135	4,328

Cash and cash equivalents at end of period	$3,107	$4,127

Cash paid during the year for:
Income taxes	$36	$22
Interest	$2	$—

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$14	$11

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

Change in Fiscal Year

In our Form 10-Q for the period ended March 31, 2012, we stated that we would change from a 52-53 week fiscal year ending on the Saturday closest to December 31 (“52-53 Week Method”) to a calendar year ending as of the last day of the month (“Calendar Year Method”). During the second quarter of fiscal 2012, we reassessed our decision to change to the Calendar Year Method and, as a result, we will retain the 52-53 Week Method.  This change has no impact on the comparability of our quarterly financial information previously presented.

For fiscal year 2012, our first and second quarters would have ended on March 31 and June 30 under either method and our third and fourth quarters will now end on September 29 and December 29, respectively.

3.   Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. The balances of our Property and equipment as of June 30, 2012 and December 31, 2011 and the estimated useful lives used in the financial statements are as follows:

(In thousands)	June 30, 2012	December 31, 2011	Useful lives (in years)

Leasehold improvements	$304	$247	Shorter of useful life or lease term
Office furniture & equipment	1,808	1,808	5 - 10
Computer hardware	1,616	1,569	2 - 5
Software	6,346	4,574	2 - 5
Work in process	38	1,432
	10,112	9,630
Accumulated depreciation	(7,849)	(7,535)
Property and equipment, net	$2,263	$2,095

In the third quarter of fiscal 2011, the Company commenced a project to replace its current financial and human resource information systems with a fully integrated enterprise resource planning (“ERP”) system. The project to implement the ERP system resulted in approximately $1.5 million of costs being capitalized in fiscal 2011. During the first six months of fiscal 2012, the Company capitalized an additional $0.4 million of costs related to the ERP system.

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

As of June 30, 2012, we were in compliance with all the requirements and had no borrowings outstanding under the Amended Credit Facility. Total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $12.7 million as of June 30, 2012.

5.   Restructuring Costs and Other Severance Related Costs

For the six month period ended June 30, 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers.

For the six month period ended July 2, 2011, we recorded severance and office closure charges of $0.7 million. Of these charges, $0.3 million related to severance and severance-related charges related to changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

A summary of the restructuring charges and subsequent activity in the restructuring accrual for the six months ended June 30, 2012 is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total
Balance as of December 31, 2011	$179	$291	$470
Additional restructuring charges	113	—	113
Cash expenditures	(131)	(250)	(382)
Balance as of June 30, 2012	$161	$41	$202

6.  Shareholders’ Equity

					Total
	Outstanding	Common	Additional	Accumulated	Shareholders’
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Equity

Balances as of December 31, 2011	5,032,759	$503	$26,164	$(8,334)	$18,333
Common stock issued	29,348	4	136	—	140
Share based compensation expense	—	—	72	—	72
Stock option exercises	13,250	1	47	—	48
Net income	—	—	—	731	731
Balance as of June 30, 2012	5,075,357	$508	$26,419	$(7,603)	$19,324

7. Share Based Compensation

Total share based compensation expense for the first six months of fiscal years 2012 and 2011 was approximately $0.2 million and $0.3 million, respectively, and includes compensation expense related to both stock options and stock awards.

In the first six months of 2012, we recorded a reduction of the tax benefit of approximately $1,000 related to the share based compensation and for the first six months of fiscal 2011, we recorded a tax benefit of $32,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

Stock Options

The following table summarizes the stock option activity for the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on January 1, 2012	314,700	$5.11	7.75	$436,774
Granted	58,800	5.61
Exercised	(13,250)	3.60
Forfeited/Cancelled	(31,575)	4.48
Outstanding on June 30, 2012	328,675	$5.32	7.56	$126,796

Vested or expected to vest at June 30, 2012	307,665	$5.36	7.46	$122,493
Exercisable on June 30, 2012	210,250	$5.77	6.86	$88,568

The total fair value of the stock options that vested during the six months ended June 30, 2012 was approximately $120,000.

For the six month period ended June 30, 2012, 13,250 options were exercised and the total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was approximately $30,000. The income tax benefit realized from stock option exercises was negligible. There were no stock options exercised in the six months ended July 2, 2011.

Total stock option expense for the six months ended June 30, 2012 was approximately $0.1 million.

As of June 30, 2012, there was approximately $0.2 million of unrecognized share based compensation expense related to unvested stock options that are expected to vest over a weighted-average period of approximately 1.3 years. Options to purchase 328,675 shares were outstanding at June 30, 2012.

Stock Awards

The following table summarizes the stock award activity for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	88,126	$4.24
Granted	51,200	5.58
Vested	(34,322)	4.89
Forfeited	(24,375)	3.92
Non-vested at June 30, 2012	80,629	$4.92

The total fair value of stock awards that vested during the six months ended June 30, 2012 was approximately $160,000.

Total stock award expense for the six months ended June 30, 2012 was $0.1 million.

As of June 30, 2012, there was $0.2 million of unrecognized compensation expense related to unvested stock awards that were expected to vest over a weighted average period of 1.4 years.

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

For the six-month period ended June 30, 2012, anti-dilutive weighted average shares of 233,410 were excluded from the calculation of weighted average number of common equivalent shares outstanding. For the six-month period ended July 2, 2011, anti-dilutive weighted average shares of 315,739 were excluded from the calculation of weighted average number of common equivalent shares outstanding. The computation of basic and diluted income per share for the three and six months ended June 30, 2012 and July 2, 2011 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	July 2,	June 30,	July 2,
(In thousands except per share amounts)	2012	2011	2012	2011

Net income	$533	$37	$731	$239
Weighted-average number of common shares outstanding	5,075	5,012	5,059	5,004
Dilutive effect of potential common shares outstanding	28	15	47	12
Weighted-average number of common and common equivalent shares outstanding	5,103	5,027	5,106	5,016

Net income per share:
Basic	$0.10	$0.01	$0.14	$0.05
Diluted	$0.10	$0.01	$0.14	$0.05

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

B.         2012 Strategic Plan

In 2012, our plan is to continue our focus on investing for growth in our business while delivering profitability. Our plan includes:

•                  Leveraging our fiscal 2011 investments in sales and recruiting personnel and continuing to invest in our core markets with the highest potential for growth;

•                  Leveraging strategic client relationships and expanding our national sales capabilities; and

•                  Continuing to grow our consultant community with a focus on higher-end IT skill sets.

AIC has a long history of serving mid-market to Fortune 500 companies throughout the country. With our renewed focus on providing IT services to our national clients with multiple buying locations around the country, we intend to expand our presence within these clients.

In fiscal 2011, we expanded our sales and recruiting team in our core markets and began to realize the return on these investments. In 2012, we expect these investments to continue to drive revenue growth. We will also make additional investments in those markets where we believe we have the highest potential for growth.

In 2012, we expect to maintain a gross margin rate in the range of 23% to 25%. While we continue to invest in our business in areas such as IT and making strategic investments in our core markets, we anticipate continued profitability for 2012.

For the second quarter of 2012, we generated net income of $0.5 million and maintained a gross margin rate of 23.1%. For the six months ended June 30, 2012, we have generated net income of $0.7 million and a gross margin rate of 23.5%.

C.         Business Developments

Leadership

On February 22, 2011, our Board of Directors appointed Brittany B. McKinney as our President and Chief Executive of our Company. Ms. McKinney served as our Interim President and Chief Executive Officer since September 2010. Previously, Ms. McKinney was our Vice President of Corporate Development and the Senior Vice President of the Central Region.

On May 4, 2011, Randy W. Strobel resigned from his employment as the Company’s Senior Vice President, Chief Financial Officer. His resignation was effective on August 5, 2011; however, Mr. Strobel remained an employee through August 31, 2011.

On August 3, 2011, the Company and William R. Wolff entered into an Employment Agreement with an effective date of August 8, 2011, which provided that Mr. Wolff would be employed as Senior Vice President, Chief Financial Officer of the Company. On June 12, 2012, Mr. Wolff resigned from his employment as Senior Vice President, Chief Financial Officer of the Company, effective as of the close of business on June 29, 2012.

On June 8, 2012, the Company and Lynn L. Blake entered into an Employment Agreement with an effective date of July 2, 2012, which provided that Ms. Blake will be employed as Senior Vice President, Chief Financial Officer and Treasurer of the Company. For the past five years, Ms. Blake had served as the Vice President of Finance and Chief Accounting Officer at Entegris, Inc., a publicly traded global provider of products and materials used in advanced high-technology manufacturing.

Enterprise Resource Planning (“ERP”) System

On August 18, 2011, our Board of Directors approved a project to replace our financial and human resource information systems with a fully integrated ERP system. The ERP system will allow us to streamline our business processes and allow for cost efficient scalability as well as improve management reporting and analysis. The initial implementation of the ERP system was completed in early fiscal 2012 and resulted in approximately $1.5 million of costs being capitalized in fiscal 2011. Through the end of second quarter of fiscal 2012, we have incurred additional capitalized expenditures related to the ERP system of approximately $0.4 million.

Change in Fiscal Year

In our Form 10-Q for the period ended March 31, 2012, we stated that we would change from a 52-53 week fiscal year ending on the Saturday closest to December 31 (“52-53 Week Method”) to a calendar year ending as of the last day of the month (“Calendar Year Method”). During the second quarter of fiscal 2012, we reassessed our decision to change to a Calendar Year Method and, as a result, we will retain the 52-53 Week Method.  This change has no impact on the comparability of our quarterly financial information previously presented.

For fiscal year 2012, our first and second quarters would have ended on March 31 and June 30 under either method and our third and fourth quarters will now end on September 29 and December 29, respectively.

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

D.         Overview of Second Quarter Fiscal 2012 Operations

Our revenues increased $0.2 million, or 0.9%, compared to the second quarter of fiscal 2011. When compared to the prior year quarter, the number of billable hours decreased 0.1% and was offset by a 1.7% increase in our average billing rates.

The gross margin rate remained flat at 23.1%.

SG&A expenses increased $0.2 million, or 3.4%, in the second quarter of fiscal 2012 over the prior year quarter as a result of an increase in sales and recruiter costs, which was partially offset by lower non-personnel expenses.

We generated cash from operations of $1.3 million during the second quarter of fiscal 2012.  As of June 30, 2012, we had a cash balance of $3.1 million and no borrowings under our revolving line of credit.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2012 VS. JULY 2, 2011

The following table illustrates the relationship between revenue and expense categories for the three months ended June 30, 2012 and July 2, 2011.

	Three Months Ended		Three Months Ended
	June 30, 2012		July 2, 2011		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$27,079	100.0%	$26,835	100.0%	$244	0.9%
Cost of revenues	20,827	76.9	20,637	76.9	190	0.9
Gross profit	6,252	23.1	6,198	23.1	54	0.9

Selling, administrative and other operating costs	5,590	20.6	5,406	20.1	184	3.4
Restructuring costs and other severance related costs	113	0.4	746	2.8	(633)	(84.9)
Total operating expenses	5,703	21.1	6,152	22.9	(449)	(7.3)

Operating income	549	2.0	46	0.2	503	1093.5

Interest expense	(1)	(0.0)	—	0.0	1	NM

Income before income taxes	548	2.0	46	0.2	502	1091.3

Income tax expense	15	0.1	9	0.0	6	66.7

Net income	$533	2.0%	$37	0.1%	$496	1340.5%

NM = not meaningful

Revenues

Revenues increased $0.2 million, or 0.9%, from the comparable period a year ago. The increase in our second quarter of fiscal 2012 revenues over the prior year is primarily due to a 1.7% ($0.5 million) increase in average billing rates which was partially offset by a 0.1% ($0.1 million) decrease in the number of hours billed.

There were 64 billing days in the second quarters of both fiscal years 2012 and 2011.

Cost of Revenues

Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using sub-contractors. This category of expense as a percentage of revenues remained flat at 76.9%, in the second quarter of fiscal 2012 compared to the prior year period.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs.  This category of costs increased approximately $0.2 million from the comparable period in 2011 and represented 20.6% of revenue for the second quarter of fiscal 2012 compared to 20.1% in fiscal 2011. In the second quarter of fiscal 2012, SG&A expenses increased as a result of an increase in sales and recruiter costs ($0.3 million) which was partially offset by general expense reductions ($0.1 million).

Restructuring Costs and Other Severance Related Costs

For the three-month period ended June 30, 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers.

For the three-month period ended July 2, 2011, we recorded severance and office closure charges of $0.7 million. Of these charges, $0.3 million related to severance and severance-related charges related to changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

Interest Expense

The implementation of the ERP solution continued to delay our normal billing cycles in the first part of the second quarter of fiscal 2012. As a result, we borrowed and repaid $3.5 million on our Amended Credit Facility. Our average borrowings for the second quarter of fiscal 2012 were approximately $146,000. We had no borrowings during the second quarter of fiscal 2011.

Income Taxes

In the second quarters of both fiscal 2012 and 2011, we had nominal income tax expense, which reflects the utilization of net operating loss carryforwards to offset taxable income.

We currently have approximately $24.6 million of tax benefits associated with net operating loss carryforwards available to offset federal and state taxes. For the second quarter of both fiscals 2012 and 2011, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Certain Information Concerning Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

E.                             Overview of Year to Date Fiscal 2012 Operations

Our revenues increased $0.7 million, or 1.2%, from the first half of fiscal 2011. When compared to the first half of fiscal 2011, the number of billable hours increased 0.7% and our average bill rate increased 0.8%.

The gross margin rate increased 10 basis points from the first half of the prior year to 23.5%.

SG&A expenses increased $0.3 million, or 2.8%, in first half of 2012 over the first half of the prior year as a result of an increase in sales and recruiter personnel expenses, which was partially offset by non-personnel expenses.

We used cash from operations of $1.3 million during the first half of 2012 due to our days sales outstanding (“DSO”) increasing from 61 at the end of fiscal 2011 to 67 at June 30, 2012 as a result of the implementation of the ERP solution, which caused a delay in our normal billing cycles. As of June 30, 2012, we had a cash balance of $3.1 million and no borrowings under our revolving line of credit.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2012 VS. JULY 2, 2011

The following table illustrates the relationship between revenue and expense categories as of June 30, 2012 and July 2, 2011.

	Six Months Ended		Six Months Ended
	June 30, 2012		July 2, 2011		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$53,802	100.0%	$53,147	100.0%	$655	1.2%
Cost of revenues	41,174	76.5	40,690	76.6	484	1.2
Gross profit	12,628	23.5	12,457	23.4	171	1.4

Selling, administrative and other operating costs	11,776	21.9	11,456	21.6	320	2.8
Restructuring costs and other severance related costs	113	0.2	746	1.4	(633)	(84.9)
Total operating expenses	11,889	22.1	12,202	23.0	(313)	(2.6)

Operating income	739	1.4	255	0.5	484	189.8

Interest expense	(2)	(0.0)	—	0.0	2	NM

Income before income taxes	737	1.4	255	0.5	482	189.0

Income tax expense	6	0.0	16	0.0	(10)	(62.5)

Net income	$731	1.4%	$239	0.4%	$492	205.9%

NM = not meaningful

Revenues

Revenues increased $0.7 million, or 1.2%, from the comparable period a year ago. The increase in our first half of fiscal 2012 revenues over the prior year is primarily due to a 0.7% ($0.4 million) increase in the number of hours billed and a 0.8% ($0.4 million) increase in our average billing rates.

In the first six months of fiscal 2012, there were 128 billing days compared to 129 billing days in fiscal 2011.

Cost of Revenues

Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using sub-contractors. This category of expense as a percentage of revenues decreased 10 basis points to 76.5%, in the first half of 2012 compared to the prior year period.

Selling, Administrative and Other Operating Costs

Selling, Administrative and Other Operating Costs (“SG&A”) costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs.  This category of costs increased approximately $0.3 million from the comparable period in 2011 and represented 21.9% of revenue for the first half of 2012 compared to 21.6% in fiscal 2011. In the first half of 2012, SG&A expenses increased as a result of an increase in sales and recruiting expenses of $0.5 million, which was partially offset by general expense reductions of $0.2 million.

Restructuring Costs and Other Severance Related Costs

For the six-month period ended June 30, 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers.

For the six-month period ended July 2, 2011, we recorded severance and office closure charges of $0.7 million. Of these charges, $0.3 million related to severance and severance-related charges related to changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

Interest Expense

In the first half of 2012, the implementation of the ERP system caused a delay in our normal billing cycles which caused an increase in our operating working capital. As a result, we borrowed and repaid $5.0 million on our Amended Credit Facility. Our average borrowings for the first half of 2012 were approximately $98,000. We had no borrowings during the first half of fiscal 2011.

Income Taxes

In the first half of both fiscals 2012 and 2011, our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income.

We currently have approximately $24.6 million of tax benefits associated with net operating loss carryforwards available to offset federal and state taxes. For the first half of both fiscals 2012 and 2011, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Certain Information Concerning Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

At June 30, 2012, we had $3.1 million of cash and cash equivalents on hand. In addition to our cash balances, we have access to our Amended Credit Facility with $15 million of maximum availability, under which our borrowing availability was $12.7 million as of June 30, 2012. Working capital was $17.0 million at June 30, 2012, up approximately $0.8 million from December 31, 2011. The ratio of current assets to current liabilities increased to 3.85 at June 30, 2012 compared to 3.17 at December 31, 2011.

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

The following table summarizes the major captions from our Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30,	July 2,
(In thousands)	2012	2011
Cash provided by (used in):
Net cash (used in) provided by operating activities	$(1,309)	$120
Net cash (used in) provided by investing activities	(760)	225
Net cash provided by (used in) financing activities	41	(546)
Net decrease in cash and cash equivalents	$(2,028)	$(201)

Operating Activities

Cash used in operating activities for the six months ended June 30, 2012 was $1.3 million compared to cash provided by operating activities of $0.1 million for the six months ended July 2, 2011.

The elements of cash used in operations for the six months ended June 30, 2012 are as follows: an increase in operating working capital of approximately $2.6 million which was partially offset by net income of $0.7 million and non-cash charges of $0.6 million.

The major component of the increase in operating working capital during the first half of 2012 was a $1.4 million increase in our accounts receivable. The 7.5% increase in accounts receivable from December 31, 2011 is due to our DSO increasing 6 days, or 9.8%, from 61 at the end of fiscal 2011 to 67 at June 30, 2012 as a result of the implementation of the new ERP system which caused a delay in our normal billing cycles.

In the first half of 2011, the elements of cash provided by operating activities were as follows: net income of $0.2 million and non-cash charges of $0.7 million which was partially offset by a $0.8 million increase in operating working capital. Our DSO at the end of the first half of fiscal 2011 was 60 days.

Investing Activities

Cash used in investing activities for the six months ended June 30, 2012 was $0.8 million compared to cash provided by investing activities of $0.2 million for the six months ended July 2, 2011.

In the first half of fiscal 2012, we made capital expenditures of $0.8 million, the majority of which related to the ERP system which we implemented in early fiscal 2012. In the first half of fiscal 2011, we made capital expenditures of $0.3 million which were offset by proceeds of a cash surrender of a life insurance policy of $0.5 million. These capital expenditures have been recorded in our Property and equipment, net of accumulated depreciation balance as reported in our Consolidated Balance Sheets.

Financing Activities

Cash provided by financing activities for the six months ended June 30, 2012 was $41,000 compared to cash used in financing activities of $0.5 million for the six months ended July 2, 2011.

In the first half of fiscal 2012, we borrowed and repaid $5.0 million on our Amended Credit Facility. Our average borrowings for the first six months of 2012 were approximately $98,000.

During the first six months of fiscal 2011, we paid off a loan on a Company owned life insurance policy of approximately $0.5 million. The Company owned life insurance policy is reported in Other assets in our Consolidated Balance Sheets.

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

As of June 30, 2012, we were in compliance with all the requirements and had no borrowing outstanding under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $12.7 million as of June 30, 2012.

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

Item 4T. Controls and Procedures.

(a)                                 Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be disclosed timely, is accumulated and communicated to management in a timely fashion. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer, Brittany B. McKinney and Chief Financial Officer, Lynn L. Blake. Based upon that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

(b)                                 Changes in Internal Controls

In the first quarter of 2012, we completed the initial implementation of a fully integrated ERP system, which replaced our previous financial and human resource information systems. The implementation of the ERP system was not the result of any identified deficiencies in our internal control over financial reporting. Our internal controls over financial reporting operated effectively during the period covered by this report.

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

Item 4.                                                         Mine Safety Disclosures

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

^10.73

Employment Agreement between Analysts International Corporation and Lynn L. Blake, fully executed on June 8, 2012, with an effective date of July 2, 2012 (Exhibit 10.1 to the Registrant’s Form 8-K filed June 12, 2012, Commission File No. 1-33981, incorporated by reference).

+10.74

Separation Agreement and Release of Claims dated as of June 12, 2012, between Analysts International Corporation and William R. Wolff (Exhibit 10.74 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, Commission File No. 1-33981).

+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
++101.1

The following materials from Analysts International Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 2, 2012	By:	/s/ Brittany B. McKinney
Brittany B. McKinney
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2012	By:	/s/ Lynn L. Blake
Lynn L. Blake
Senior Vice President, Chief Financial Officer and Treasurer
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

^10.73

Employment Agreement between Analysts International Corporation and Lynn L. Blake, fully executed on June 8, 2012, with an effective date of July 2, 2012 (Exhibit 10.1 to the Registrant’s Form 8-K filed June 12, 2012, Commission File No. 1-33981, incorporated by reference).

+10.74

Separation Agreement and Release of Claims dated as of June 12, 2012, between Analysts International Corporation and William R. Wolff (Exhibit 10.74 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, Commission File No. 1-33981).

+ 31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
+ 31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
++ 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
++ 101.1

The following materials from Analysts International Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.