Form 10-Q
period 2012-09-29
ANALYSTS INTERNATIONAL CORP
filed 2012-11-01
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2012

or

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

As of October 29, 2012, 5,082,857 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	September 29,	December 31,
(In thousands, except share and per share amounts)	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$4,451	$5,135
Accounts receivable, less allowance for doubtful accounts of $883 and $644, respectively	19,128	18,016
Prepaid expenses and other current assets	374	489
Total current assets	23,953	23,640

Property and equipment, net of accumulated depreciation of $8,011 and $7,535, respectively	2,291	2,095
Other assets	178	457
Total assets	$26,422	$26,192

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,014	$3,847
Salaries and benefits	3,206	2,078
Deferred revenue	237	285
Deferred compensation	77	136
Restructuring accrual	79	442
Other current liabilities	662	664
Total current liabilities	7,275	7,452

Non-current liabilities:
Deferred compensation	323	379
Restructuring accrual	10	28
Total non-current liabilities	333	407

Shareholders’ equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 5,082,857 and 5,032,759, respectively	508	503
Additional capital	26,554	26,164
Accumulated deficit	(8,248)	(8,334)
Total shareholders’ equity	18,814	18,333
Total liabilities and shareholders’ equity	$26,422	$26,192

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands, except per share amounts)	2012	2011	2012	2011

Revenues	$26,519	$28,876	$80,321	$82,023
Cost of revenues	20,938	21,659	62,112	62,349
Gross profit	5,581	7,217	18,209	19,674

Selling, administrative and other operating costs	6,168	5,389	17,944	16,845
Restructuring costs and other severance related costs	—	23	113	769
Total operating expenses	6,168	5,412	18,057	17,614

Operating (loss) income	(587)	1,805	152	2,060

Interest expense	(1)	—	(3)	—

(Loss) income before income taxes	(588)	1,805	149	2,060

Income tax expense	57	11	63	27

Net (loss) income	$(645)	$1,794	$86	$2,033

Per common share (basic):
Net (loss) income	$(0.13)	$0.36	$0.02	$0.41

Per common share (diluted):
Net (loss) income	$(0.13)	$0.36	$0.02	$0.41

Weighted-average shares outstanding:
Basic	5,082	5,015	5,067	5,008
Diluted	5,082	5,024	5,105	5,018

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 29,	October 1,
(In thousands)	2012	2011

Cash flows from operating activities:
Net income	$86	$2033

Adjustments to net income:
Depreciation	479	464
Share based compensation	375	419

Changes in:
Accounts receivable	(1,112)	(2,001)
Prepaid expenses and other assets	174	163
Accounts payable	(601)	265
Salaries and benefits	1,107	1,508
Deferred revenue	(48)	20
Deferred compensation	(115)	(553)
Restructuring accrual	(381)	182
Other accrued liabilities	(2)	58
Net cash (used in) provided by operating activities	(38)	2,558

Cash flows from investing activities:
Expended for property and equipment additions	(907)	(1,084)
Proceeds from trust investment	220	—
Proceeds from cash surrender of insurance policy	—	531
Net cash used in investing activities	(687)	(553)

Cash flows from financing activities:
Proceeds from line of credit	5,000	—
Payments on line of credit	(5,000)	—
Proceeds from stock option exercises	41	—
Payment of insurance policy loan	—	(486)
Payment of capital lease obligation	—	(60)
Net cash provided by (used in) financing activities	41	(546)

Net (decrease) increase in cash and cash equivalents	(684)	1,459

Cash and cash equivalents at beginning of period	5,135	4,328

Cash and cash equivalents at end of period	$4,451	$5,787

Cash paid during the year for:
Income taxes	$63	$18
Interest	$3	$—

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$60	$90

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

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2012 will end on Saturday, December 29, 2012. The third quarter of fiscal 2012 ended on September 29, 2012 and the third quarter of fiscal 2011 ended on October 1, 2011.

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

3.   Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for income tax purposes. The balances of our Property and equipment as of September 29, 2012 and December 31, 2011 and the estimated useful lives used in the financial statements are as follows:

(In thousands)	September 29, 2012	December 31, 2011	Useful lives (in years)

Leasehold improvements	$304	$247	Shorter of useful life or lease term
Office furniture & equipment	1,813	1,808	5 - 10
Computer hardware	1,654	1,569	2 - 5
Software	6,432	4,574	2 - 5
Work in process	99	1,432
	10,302	9,630
Accumulated depreciation	(8,011)	(7,535)
Property and equipment, net	$2,291	$2,095

In the third quarter of fiscal 2011, the Company commenced a project to replace its current financial and human resource information systems with a fully integrated enterprise resource planning (“ERP”) system. The project to implement the ERP system resulted in approximately $1.5 million of costs being capitalized in fiscal 2011. During the first nine months of fiscal 2012, the Company capitalized an additional $0.5 million of costs related to the ERP system.

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

The Amended Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 1.50% - 2.50%, depending on our operating results. The Credit Facility had a one-time origination fee of $150,000, the balance of which is being amortized over the new term of the Amended Credit Facility. The annual unused line fee varies between 0.25% - 0.375%, depending on our operating results, on the daily average unused amount. The maturity date of the Amended Credit Facility is September 30, 2014 and may be terminated or reduced by us on 90 days’ notice in exchange for a termination fee of 1.0% of the maximum line amount or reduction of the maximum line amount through September 30, 2011, 0.50% thereafter until September 30, 2012, 0.25% thereafter until September 30, 2013 and no fee in the final year. Borrowings under the Amended Credit Facility are secured by all of our assets.

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

As of September 29, 2012, we were in compliance with all the requirements and had no borrowings outstanding under the Amended Credit Facility. Total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $12.1 million as of September 29, 2012.

5.   Restructuring Costs and Other Severance Related Costs

For the nine month period ended September 29, 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers.

For the nine month period ended October 1, 2011, we recorded severance and office closure charges of $0.8 million. Of these charges, $0.4 million related to severance and severance-related charges for changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

A summary of the restructuring charges and subsequent activity in the restructuring accrual for the nine months ended September 29, 2012 is as follows:

	Workforce	Office Closure/
(In thousands)	Reduction	Consolidation	Total
Balance as of December 31, 2011	$179	$291	$470
Additional restructuring charges	113	—	113
Cash expenditures	(238)	(256)	(494)
Balance as of September 29, 2012	$54	$35	$89

6.   Shareholders’ Equity

					Total
	Outstanding	Common	Additional	Accumulated	Shareholders’
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Equity

Balances as of December 31, 2011	5,032,759	$503	$26,164	$(8,334)	$18,333
Common stock issued	36,848	4	168	—	172
Share based compensation expense	—	—	175	—	175
Stock option exercises	13,250	1	47	—	48
Net income	—	—	—	86	86
Balance as of September 29, 2012	5,082,857	$508	$26,554	$(8,248)	$18,814

7.   Share Based Compensation

Total share based compensation expense for the first nine months of fiscal years 2012 and 2011 was approximately $0.4 million in both years and includes compensation expense related to both stock options and stock awards.

In the first nine months of 2012, we recorded a tax benefit of approximately $21,000 related to the share based compensation and for the first nine months of fiscal 2011, we recorded a tax benefit of $48,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

Stock Options

The following table summarizes the stock option activity for the nine months ended September 29, 2012:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on January 1, 2012	314,700	$5.11	7.75	$436,774
Granted	88,800	5.16
Exercised	(13,250)	3.60
Forfeited/Cancelled	(54,600)	4.31
Outstanding on September 29, 2012	335,650	$5.31	7.51	$79,968

Vested or expected to vest at September 29, 2012	310,220	$5.36	7.38	$77,229
Exercisable on September 29, 2012	205,099	$5.81	6.64	$55,787

The total fair value of the stock options that vested during the nine months ended September 29, 2012 was approximately $145,000.

For the nine month period ended September 29, 2012, 13,250 options were exercised and the total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was approximately $30,000. The income tax benefit realized from stock option exercises was negligible. There were no stock options exercised in the nine months ended October 1, 2011.

Total stock option expense for the nine months ended September 29, 2012 was approximately $0.2 million.

As of September 29, 2012, there was approximately $0.2 million of unrecognized share based compensation expense related to unvested stock options that are expected to vest over a weighted-average period of approximately 1.3 years. Options to purchase 335,650 shares were outstanding at September 29, 2012.

Stock Awards

The following table summarizes the stock award activity for the nine months ended September 29, 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2012	88,126	$4.24
Granted	81,200	5.10
Vested	(41,822)	4.78
Forfeited	(26,251)	3.96
Non-vested at September 29, 2012	101,253	$4.78

The total fair value of stock awards that vested during the nine months ended September 29, 2012 was approximately $185,000.

Total stock award expense for the nine months ended September 29, 2012 was $0.2 million.

As of September 29, 2012, there was $0.2 million of unrecognized compensation expense related to unvested stock awards that were expected to vest over a weighted average period of 1.3 years.

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

For the nine-month period ended September 29, 2012, anti-dilutive weighted average shares of 258,730 were excluded from the calculation of weighted average number of common equivalent shares outstanding. For the nine-month period ended October 1, 2011, anti-dilutive weighted average shares of 334,928 were excluded from the calculation of weighted average number of common equivalent shares outstanding. The computation of basic and diluted income (loss) per share for the three and nine months ended September 29, 2012 and October 1, 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 29,	October 1,	September 29,	October 1,
(In thousands except per share amounts)	2012	2011	2012	2011

Net (loss) income	$(645)	$1,794	$86	$2,033
Weighted-average number of common shares outstanding	5,082	5,015	5,067	5,008
Dilutive effect of potential common shares outstanding	—	9	38	10
Weighted-average number of common and common equivalent shares outstanding	5,082	5,024	5,105	5,018

Net (loss) income per share:
Basic	$(0.13)	$0.36	$0.02	$0.41
Diluted	$(0.13)	$0.36	$0.02	$0.41

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

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2012 will end on Saturday, December 29, 2012. The third quarter of fiscal 2012 ended on September 29, 2012 and the third quarter of fiscal 2011 ended on October 1, 2011.

B.                                    2012 Strategic Plan

In 2012, our plan is to continue our focus on investing for growth in our business while delivering profitability. Our plan includes:

•                  Leveraging our fiscal 2011 investments in sales and recruiting personnel and continuing to focus sales efforts on our core markets with the highest potential for growth;

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

Enterprise Resource Planning (“ERP”) System

On August 18, 2011, our Board of Directors approved a project to replace our financial and human resource information systems with a fully integrated ERP system. The ERP system will allow us to streamline our business processes and allow for cost efficient scalability as well as improve management reporting and analysis. The initial implementation of the ERP system was completed in early fiscal 2012 and resulted in approximately $1.5 million of costs being capitalized in fiscal 2011. Through the end of third quarter of fiscal 2012, we have incurred additional capitalized expenditures related to the ERP system of approximately $0.5 million.

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

D.                                    Overview of Third Quarter Fiscal 2012 Results of Operations

Our revenues decreased $2.4 million, or 8.2%, compared to the third quarter of fiscal 2011. When compared to the prior year quarter, the number of billable hours and average billing rates decreased by 4.1% and 2.2%, respectively.  Additionally, revenues for the third quarter of fiscal 2012 were negatively impacted by approximately $0.5 million related to unanticipated project-related adjustments on two specific client engagements.

The gross margin rate decreased to 21.0% from the prior year quarter rate of 25.0% primarily due to unanticipated project-related adjustments, decreased permanent placement revenues and increased fringe benefit costs.

Selling, Administrative and Other Operating Costs (“SG&A”) expenses increased $0.8 million, or 14.5%, in the third quarter of fiscal 2012 over the prior year quarter as a result of increased sales costs and increased bad debt expense.  The prior year quarter included the final earn-out benefit associated with a sale of business in fiscal 2008.

We generated cash from operations of $1.3 million during the third quarter of fiscal 2012.  As of September 29, 2012, we had a cash balance of $4.5 million and no outstanding borrowings under our revolving line of credit.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 29, 2012 VS. OCTOBER 1, 2011

The following table illustrates the relationship between revenue and expense categories for the three months ended September 29, 2012 and October 1, 2011.

	Three Months Ended		Three Months Ended
	September 29, 2012		October 1, 2011		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$26,519	100.0%	$28,876	100.0%	$(2,357)	(8.2)%
Cost of revenues	20,938	79.0	21,659	75.0	(721)	(3.3)
Gross profit	5,581	21.0	7,217	25.0	(1,636)	(22.7)

Selling, administrative and other operating costs	6,168	23.3	5,389	18.7	779	14.5
Restructuring costs and other severance related costs	—	0.0	23	0.0	(23)	NM
Total operating expenses	6,168	23.3	5,412	18.7	756	14.0

Operating (loss) income	(587)	(2.2)	1,805	6.3	(2,392)	(132.5)

Interest expense	(1)	(0.0)	—	0.0	1	NM

(Loss) income before income taxes	(588)	(2.2)	1,805	6.3	(2,393)	(132.6)

Income tax expense	57	0.2	11	0.1	46	418.2

Net (loss) income	$(645)	(2.4)%	$1,794	6.2%	$(2,439)	(136.0)%

NM = not meaningful

Revenues

Revenues decreased $2.4 million, or 8.2%, from the comparable period a year ago. The decrease in our third quarter of fiscal 2012 revenues over the prior year is primarily due to a 4.1% ($1.2 million) decrease in the number of hours billed, a 2.2% ($0.6 million) decrease in average billing rates and a decrease of $0.6 million in our permanent placement and other revenues.

Reflected in the figures above, our revenues for the third quarter of fiscal 2012 were negatively impacted by approximately $0.5 million related to unanticipated project-related adjustments on two specific client engagements.

There were 63 billing days in the third quarters of both fiscal years 2012 and 2011.

Cost of Revenues

Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using sub-contractors. This category of expense decreased $0.7 million from the prior comparable period and was 79.0% of revenue for third quarter of fiscal 2012 compared to 75.0% the prior comparable period.  The increase in cost as a percentage of revenue from the prior year quarter is primarily due to a change in our revenue mix, unanticipated project-related adjustments and increased fringe benefit costs.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs.  This category of costs increased approximately $0.8 million from the comparable period in 2011 and represented 23.3% of revenue for the third quarter of fiscal 2012 compared to 18.7% in fiscal 2011. In the third quarter of fiscal 2012, SG&A expenses increased as a result an increase in sales costs ($0.2 million), increased bad debt expense ($0.3 million), and the final earn-out benefit ($0.3 million) in the prior year quarter associated with a sale of business in fiscal 2008.

Restructuring Costs and Other Severance Related Costs

For the three-month period ended September 29, 2012, we recorded no restructuring or severance related charges.

For the three-month period ended October 1, 2011, we recorded severance and office closure charges of $23,000.

Interest Expense

We had no borrowings during the third quarter of fiscal 2012 and 2011 under our Amended Credit Facility.

Income Taxes

In the third quarter fiscal 2012, we recorded $57,000 of income tax expense compared to $11,000 in third quarter of fiscal 2011.  The increase in tax expense is the result of a suspension of net operating loss deductions in two states for fiscal year 2011. In the third quarters of both fiscal years 2012 and 2011, our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income.

We currently have approximately $25.2 million of tax benefits associated with net operating loss carryforwards available to offset federal and state taxes. For the third quarter of both fiscal years 2012 and 2011, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Certain Information Concerning Off-Balance Sheet Arrangements

As of September 29, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

E.                                    Overview of Year to Date Fiscal 2012 Result of Operations

Our revenues decreased $1.7 million, or 2.1%, from the first nine months of fiscal 2011. When compared to the first nine months of fiscal 2011, the number of billable hours decreased 0.9% and our average billing rates decreased 0.3%.

The number of billing days in the first nine months of fiscal 2012 and fiscal 2011 was 191 and 192, respectively.

The gross margin rate decreased from 24.0% for the first nine months of 2011 to 22.7% for the first nine months of fiscal 2012 primarily due to a change in our revenue mix, unanticipated project-related adjustments and increased fringe benefit costs.

SG&A expenses increased $1.1 million, or 6.5%, in the first nine months of 2012 over the first nine months of the prior year as a result of an increase in sales and recruiter personnel expenses, bad debt expense and the prior year included the final earn-out benefit associated with a sale of business in fiscal 2008.

We used $38,000 of cash from operations during the first nine months of 2012. As of September 29, 2012, we had a cash balance of $4.5 million and no outstanding borrowings under our revolving line of credit.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 29, 2012 VS. OCTOBER 1, 2011

The following table illustrates the relationship between revenue and expense categories as of September 29, 2012 and October 1, 2011.

	Nine Months Ended		Nine Months Ended
	September 29, 2012		October 1, 2011		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$80,321	100.0%	$82,023	100.0%	$(1,702)	(2.1)%
Cost of revenues	62,112	77.3	62,349	76.0	(237)	(0.4)
Gross profit	18,209	22.7	19,674	24.0	(1,465)	(7.4)

Selling, administrative and other operating costs	17,944	22.3	16,845	20.5	1,099	6.5
Restructuring costs and other severance related costs	113	0.1	769	0.9	(656)	(85.3)
Total operating expenses	18,057	22.5	17,614	21.5	443	2.5

Operating income	152	0.2	2,060	2.5	(1,908)	(92.6)

Interest expense	(3)	(0.0)	—	0.0	3	NM

Income before income taxes	149	0.2	2,060	2.5	(1,911)	(92.8)

Income tax expense	63	0.1	27	0.0	36	133.3

Net income	$86	0.1%	$2,033	2.5%	$(1,947)	(95.8)%

NM = not meaningful

Revenues

Revenues decreased $1.7 million, or 2.1%, from the comparable period a year ago.  The decrease in revenue for the first nine months of the year over the prior year is primarily due a 0.9% ($0.7 million) decrease in the number of hours billed, a 0.3% decrease ($0.3 million) in average billing rates and a $0.7 million decrease to our permanent placement and other revenues.

In the first nine months of fiscal 2012, there were 191 billing days compared to 192 billing days in fiscal 2011.

Cost of Revenues

Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using sub-contractors. This category of expense increased $0.2 million compared the prior year and was 77.3% of revenues in the first nine months of fiscal 2012 compared to 76.0% in the prior comparable period.  The increase in cost as a percentage of revenue from the prior year is primarily due to a change in our revenue mix, unanticipated project-related adjustments and increased fringe benefit costs.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs.  This category of costs increased approximately $1.1 million from the comparable period in 2011 and represented 22.3% of revenue for the first nine months of 2012 compared to 20.5% in fiscal 2011. In the first nine months of 2012, SG&A expenses increased as a result of an increase in sales and recruiter personnel expenses ($0.6 million), increased bad debt expense ($0.2 million), and the prior year final earn-out benefit of $0.3 million associated with a sale of business in fiscal 2008.

Restructuring Costs and Other Severance Related Costs

For the nine-month period ended September 29, 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers.

For the nine month period ended October 1, 2011, we recorded severance and office closure charges of $0.8 million. Of these charges, $0.4 million related to severance and severance-related charges for changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

Interest Expense

The implementation of the ERP system caused a delay in our normal billing cycles during the first few month of fiscal 2012 which caused an increase in our operating working capital. As a result, we borrowed and repaid $5.0 million on our Amended Credit Facility during the first half of fiscal 2012.  We had no borrowings during the third quarter of fiscal 2012. Our average borrowings for the first nine months of 2012 were approximately $65,000. We had no borrowings during the first nine months of fiscal 2011.

Income Taxes

In the first nine months of fiscal 2012, we recorded $63,000 of income tax expense compared to $27,000 in first nine months of fiscal 2011.  The increase in tax expense is the result of a suspension of net operating loss deductions in two states for fiscal year 2011. In the first nine months of both fiscal years 2012 and 2011, our income tax expense reflects the utilization of net operating loss carryforwards to offset taxable income.

We currently have approximately $25.2 million of tax benefits associated with net operating loss carryforwards available to offset federal and state taxes. For the first nine months of both fiscal years 2012 and 2011, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.  If, however, we successfully return to profitability to a point where future realization of deferred tax assets, which are currently reserved, becomes “more likely than not,” we may be required to reverse the existing valuation allowance to realize the benefit of these assets.

Certain Information Concerning Off-Balance Sheet Arrangements

As of September 29, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

At September 29, 2012, we had $4.5 million of cash and cash equivalents on hand. In addition to our cash balances, we have access to our Amended Credit Facility with $15 million of maximum availability, under which our borrowing availability was $12.1 million as of September 29, 2012. Working capital was $16.7 million at September 29, 2012, up approximately $0.5 million from December 31, 2011. The ratio of current assets to current liabilities increased to 3.29 at September 29, 2012 compared to 3.17 at December 31, 2011.

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

The following table summarizes the major captions from our Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 29,	October 1,
(In thousands)	2012	2011
Cash provided by (used in):
Net cash (used in) provided by operating activities	$(38)	$2,558
Net cash used in investing activities	(687)	(553)
Net cash provided by (used in) financing activities	41	(546)
Net (decrease) increase in cash and cash equivalents	$(684)	$1,459

Operating Activities

Cash used in operating activities for the nine months ended September 29, 2012 was $38,000 compared to cash provided by operating activities of $2.6 million for the nine months ended October 1, 2011.

The elements of cash used in operations for the nine months ended September 29, 2012 are as follows: an increase in operating working capital of approximately $1.0 million which was offset by net income of $0.1 million and non-cash charges of $0.9 million.

The major component of the increase in operating working capital during the first nine of 2012 was a $1.1 million increase in our accounts receivable. The 6.2% increase in accounts receivable from December 31, 2011 is due to our days sales outstanding (“DSO”) increasing by 5 days, or 8.2%, from 61 days at the end of fiscal 2011 to 66 days at September 29, 2012 as a result of several large accounts taking extended payment terms.

In the first nine months of 2011, the elements of cash provided by operating activities were as follows: net income of $2.0 million and non-cash charges of $0.9 million which was partially offset by a $0.3 million increase in operating working capital. Our DSO at the end of the first nine months of fiscal 2011 was 59 days.

Investing Activities

Cash used in investing activities for the nine months ended September 29, 2012 was $0.7 million compared to $0.6 million for the nine months ended October 1, 2011.

In the first nine months of fiscal 2012, we made capital expenditures of $0.9 million, the majority of which related to the ERP system which we implemented in early fiscal 2012, offset by a trust investment liquidation of $0.2 million during the third quarter of fiscal 2012. In the first nine months of fiscal 2011, we made capital expenditures of $1.1 million which were offset by proceeds of a cash surrender of a life insurance policy of $0.5 million.

Financing Activities

Cash provided by financing activities for the nine months ended September 29, 2012 was $41,000 compared to cash used in financing activities of $0.5 million for the nine months ended July 2, 2011.

In the first nine months of fiscal 2012, we borrowed and repaid $5.0 million on our Amended Credit Facility. Our average borrowings for the first nine months of 2012 were approximately $65,000.

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

As of September 29, 2012, we were in compliance with all the requirements and had no outstanding borrowings under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $12.1 million as of September 29, 2012.

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

^10.74

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
++101.1

The following materials from Analysts International Corporation’s Quarterly Report on Form 10-Q are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: November 1, 2012	By:	/s/ Brittany B. McKinney
Brittany B. McKinney
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2012	By:	/s/ Lynn L. Blake
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

^10.74

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
++ 101.1

The following materials from Analysts International Corporation’s Quarterly Report on Form 10-Q are furnished herewith, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

^	Denotes an exhibit previously filed with the Securities and Exchange Commission and incorporated herein by reference.
+	Filed herewith.
++	Furnished herewith.