Form 10-K
period 2012-12-29
ANALYSTS INTERNATIONAL CORP
filed 2013-02-21
CIK 6292

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2012) was $21,773,282 based upon the closing price as reported by Nasdaq.

         As of February 20, 2013, there were 5,085,355 shares of the registrant's common stock outstanding.

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

        From IT Staffing to Project Based Solutions, we provide a broad range of services designed to help businesses and government agencies drive value, control costs and deliver on the promise of a more efficient and productive enterprise. Our value proposition is based on:

  •
  Our 47 years of experience in the IT staffing industry—our understanding of the labor market, the requirements of complex organizations and the competitive pricing and compensation rates for quality IT professionals;

  •
  Our long-standing client relationships;

  •
  Our extensive network of qualified IT professionals;

  •
  Our recruiting process, which is designed to source, qualify and quickly respond with IT professionals that meet our clients' requirements; and

  •
  Our company-wide commitment to quality in all aspects of the business.

        We deliver our IT services across a broad spectrum of industries. We utilize a branch-based model, staffed with account executives and recruiters serving both local and national accounts. Our IT consultants are primarily located at various client sites throughout North America.

        Our goal is to be an employer of choice within the IT services industry. We believe we offer competitive compensation and benefits packages to our consultants, account executives, recruiters and management personnel. The average tenure of our IT consultants is between 3 and 4 years, which reflects our commitment to our consultants and our ability to best match their talents to assignments.

IT Services

        We provide quality IT professionals across a number of technology disciplines to companies in diversified industries. We maintain a strong consultant network, which is comprised of full-time and temporary employees and contract professionals. When recruiting candidates, we tailor our searches to match our clients' requirements and search through our consultant network, job boards and referrals. This client-centric approach leads to more successful placements and faster ramp-up times that add value for our clients.

        The majority of our contracts are billed on a time and materials basis, and revenue is recognized as hours are worked and costs are expended. We invoice our clients in accordance with the terms of our client agreements, which is primarily on a monthly basis. Our standard credit terms require our invoices to be paid within 30 days from receipt by the client.

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

Staff Augmentation

        In Staff Augmentation, we source IT talent in line with our clients' requirements to work with their internal staff and provide them with a flexible staffing model to meet their varying needs. In Staff Augmentation engagements, our client provides overall direction for the duration of the engagement.

Managed Teams

        Another form of staff augmentation services, our Managed Teams source IT talent and construct project teams in line with client requirements. While clients maintain responsibility for overall project management and direction, our project managers direct the project team throughout the engagement and provide a single point of contact for client communications, requirements definition, and administrative and process compliance. The result is a specifically constructed team with the appropriate support that provides our clients with a flexible solution.

Project-Based Solutions

        Our Project-Based Solutions practices deliver custom application and systems integration solutions. We determine contract pricing based on bill rates and mark-ups on our employees' hourly pay rates, the hourly cost of our contract professionals and the negotiated cost of our subsuppliers. The majority of our Project-Based Solutions contracts are fixed-price contracts, and we invoice our clients in accordance with the terms of those contracts.

Segment Reporting

        The Company has two operating segments—"staffing" (which consists of staff augmentation services, including managed teams) and "solutions." Based on the guidance and criteria described in FASB ASC Topic 280, Segment Reporting ("ASC 280"), we aggregate our staffing operating segment and solutions operating segment into one reportable segment. The goal of our staffing operating segment is to provide high-quality supplemental staffing services to a broad range of clients. The goal of our solutions operating segment is to provide a solution to the client in the form of developed software and services, technology products and staffing support services.

Seasonality

        We experience seasonality in our business. Quarterly results may fluctuate depending on, among other things, the number of billing days in a quarter and the seasonality of our clients' businesses. As a result of the timing of holidays, seasonal vacation time taken by our IT consultants and the volume of contract renewals, we generally experience lower billable hours per consultant and lower revenues in the first and fourth quarters during a fiscal year.

Client Information

        Approximately 95% of our fiscal year 2012 revenue is from services provided to our existing client base, which consists primarily of mid-market to Fortune 500 companies. This high percentage of repeat business demonstrates our commitment to client satisfaction and the development of long-term relationships with our clients. Many of our client relationships date back more than a decade, some as far back as 25 years.

        We provided services to more than 225 clients during fiscal 2012. Our revenue for fiscal 2012 was derived from services rendered to clients in the following industry groups:

Approximate Percent of FY 2012 Revenue
Business & Technology Services	25.6%
Manufacturing	24.3%
Energy	16.8%
Government	10.3%
Retail	7.1%
Other	5.2%
Healthcare	4.2%
Finance & Insurance	3.0%
Utilities	2.8%
Communications	0.7%

        International Business Machines Corporation ("IBM") and Chevron have been significant clients of ours for several years. The services we provide to IBM and Chevron are predominantly in the area of staff augmentation. The IBM and the Chevron business accounted for approximately 7%, 7% and 11% and 14%, 11% and 9%, respectively, of our total revenue for fiscal years 2012, 2011 and 2010, respectively.

Personnel

        Our business is dependent on our ability to attract and retain talented personnel to serve our clients. Our staff consists of 871 personnel. Of these, 763 are IT professionals and 108 are individuals who work in sales, recruiting, management, delivery, administrative and support positions. No employees are covered by a collective bargaining agreement or are represented by a labor union. AIC is an equal opportunity employer.

Competition

        The IT services industry is extremely competitive and fragmented, with limited barriers to entry. Our branch offices compete primarily with local IT services firms and with regional and national companies.

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

Fiscal 2012 Business Developments

Leadership

        On June 12, 2012, William R. Wolff resigned from his employment as Senior Vice President, Chief Financial Officer of the Company, effective as of the close of business on June 29, 2012.

        On June 8, 2012, the Company and Lynn L. Blake entered into an Employment Agreement with an effective date of July 2, 2012, which provided that Ms. Blake would be employed as Senior Vice President, Chief Financial Officer and Treasurer of the Company. For the past five years, Ms. Blake had served as the Vice President of Finance and Chief Accounting Officer at Entegris, Inc., a publicly traded global provider of products and materials used in advanced high-technology manufacturing.

Enterprise Resource Planning ("ERP") Solution

        On August 18, 2011, our Board of Directors approved a project to replace our financial and human resource information systems with a fully integrated ERP system. The initial implementation of the ERP system was completed in early fiscal 2012 and resulted in approximately $1.5 million of costs being capitalized in fiscal 2011. Through the end of fiscal 2012, we capitalized additional costs related to the ERP system of approximately $0.7 million. The ERP system has allowed us to streamline our business processes and attain cost efficient scalability as well as improve management reporting and analysis.

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

        On February 20, 2013, we entered into the Fourth Amendment to the Amended Credit Facility ("Fourth Amendment") with Wells Fargo. The Fourth Amendment adjusted certain collateral borrowing base calculations associated with our eligible unbilled accounts receivable and is expected to increase our borrowing availability in periods in which our fiscal period ends prior to the calendar month end, which affects our unbilled accounts receivable levels for clients on a calendar month billing cycle. In addition, the Fourth Amendment extended the term of the Amended Credit Facility from September 30, 2014 to September 30, 2016. Finally, the Fourth Amendment adjusted our minimum trailing twelve months earnings before taxes financial covenant to a loss of $0.1 million for the period ending March 30, 2013, a loss of $0.3 million for the period ending June 29, 2013 and earnings of $0.25 million for periods thereafter through the expiration of the credit agreement ending on September 30, 2016.

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

        Our success also depends upon our ability to attract qualified IT professionals who possess the skills, competencies and experience necessary to meet the requirements of our clients. We must continually recruit and retain qualified IT professionals who meet the needs of changing customer requirements, and our growth could be limited by our ability to do so. Competition for qualified personnel is strong and IT professional turnover rates remain high. If we are unable to hire or retain the talent required by our clients in a timely, cost-effective manner, negotiate mutually beneficial pay rates and benefit packages or have our new professionals achieve acceptable levels of productivity on a timely basis, it will affect our ability to successfully operate our business.

Intense competition within the IT staffing industry may result in a loss of market share or lower bill rates, either of which could adversely affect our business.

        The market for our services is extremely competitive and fragmented, with limited barriers to entry. Intense price competition in the area of IT staffing, continued pressure on bill rates, and clients'

continued requests for discounts, rebates and price concessions involving lower cost models for IT staffing services, are likely to continue to exert downward pressure on our operating results and could adversely affect our operating results. Management expects that our clients will continue, for the foreseeable future, to request lower cost offerings for IT staffing services through e-procurement systems, extremely competitive bidding processes, the granting of various types of discounts, engagement of vendor management organizations and the use of offshore resources, all of which tend to lower our gross margins. There has been a significant increase in the number of clients consolidating their staffing services purchases with a single provider or with a small number of providers. The trend to consolidate staffing vendor relationships has in some cases made it more difficult for us to obtain or retain clients. We also face the risk that certain of our current and prospective clients may decide to procure similar services internally.

        Our ability to respond to client requests for lower pricing or to provide other low-cost services will have a direct effect on our performance. If we are unable to maintain or increase (a) the number of hours billed by our IT professionals, (b) their current billing and/or utilization rates or (c) the gross margins we realize from their work, our financial results will be negatively affected. Our gross margins, and therefore our profitability, are largely a function of the rates we charge for our services and the utilization rate, or chargeability, of our IT professionals. Accordingly, if we are not able to maintain the rates we charge for our services or an appropriate utilization rate for our IT professionals, we will not be able to sustain our profit margin and our profitability will suffer. Additionally, intense competition, especially in IT staffing, may also require us to accept less favorable contractual terms, especially in the area of limitations of liability (with respect to both direct and consequential damages) and indemnification. We are also experiencing pressure from some clients who desire to utilize companies with larger market capitalization than ours and/or global delivery capability for their IT staffing needs. We do not have an "offshore" outsourcing or development center and do not have any strategic alliances with a partner to provide offshore services.

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

        We provide services to our clients under contracts that can generally be cancelled without penalty and upon short notice. These cancellations could result from factors that are beyond our control and are unrelated to our work product or the progress of the project, but could be related to business or financial conditions of the client, changes in client strategies or economic conditions in general. When contracts are cancelled, we lose the anticipated future revenue and gross margin and we may be unable to eliminate our associated cost or reassign our IT professionals in a timely manner. The cancellation or reduction in scope of an engagement could, therefore, reduce the utilization rate of our IT professionals, which would have a negative effect on our business, financial condition and results of operations.

We may be subject to liability to our clients under certain circumstances.

        If we do not meet our contractual obligations to a client, we may be subject to legal liability to our client. Our contracts typically include provisions to limit our exposure to legal claims arising from the services we provide; however, these provisions may not protect us, or may not be enforceable under some circumstances or under the laws of some jurisdictions. If we cannot or do not fulfill our obligations or have adequate contract protection, we could face legal liability. Although we maintain professional liability insurance, the policy limits may not be adequate to provide protection against all potential liabilities. In addition, if we were to fail to deliver services properly, we may not be able to collect any related accounts receivable or could be required to refund amounts paid by the client.

        The protection of client, employee and company data is critical to our business. Our clients have an expectation that we will adequately protect their confidential information, and we are subject to various laws and regulations that require us to maintain the confidentiality of client and employee information. If any of our employees negligently disregards or intentionally breaches our established controls with respect to such data or otherwise mismanages or misappropriates that data, we could be subject to monetary damages, fines and/or criminal prosecution. Unauthorized disclosure of sensitive or confidential client or employee data, whether through systems failure, employee negligence, fraud or misappropriation, could damage our reputation and cause us to lose clients.

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

Forward-Looking Statements

        This Form 10-K contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include, for example, statements expressing the intent, belief or current expectations of AIC and members of our management team and involve certain risks and uncertainties, including (i) the risk that management may not fully or successfully implement its strategic and business plans or maintain profitability in the future; (ii) the risk that AIC will not be able to realize the benefits of its investments or exploit other opportunities of the business in a timely manner or on favorable terms; (iii) prevailing market conditions in the IT services industry, including intense competition for billable technical personnel at competitive rates, strong pricing pressures from many of our largest clients and difficulty in identifying, attracting and retaining qualified billable technical personnel; (iv) potentially incorrect assumptions by management with respect to the financial effect of prior cost reduction initiatives and current strategic decisions; and (v) other economic, business, market, financial, competitive and/or regulatory factors affecting AIC's business generally. This Form 10-K also included forward-looking statements about: (i) our strategic plans, the objectives of those strategic plans and our ability to successfully implement our strategic plans, (ii) our expectations with respect to the demand for our services and continuing pressure from clients to request lower cost offerings for IT staffing services, (iii) our expectations with respect to competition in our industry and our ability to compete, and (iv) our expectations with respect to our financial results and operating performance. Any statements made in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate," "should," project," "forecast," "plan" or "continue," or comparable terminology including other words and terms of similar meaning or import, or variations thereof, or in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements.

        Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a local and national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key client relationships or to attract new clients, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce or leverage our operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for clients or the risk that we may be subject to claims for indemnification under contracts with our clients, (viii) our inability to comply with the requirements in our line of credit or to obtain a replacement line of credit on commercially reasonable terms, and (ix) as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Annual Report on Form 10-K for fiscal year 2012 (especially in the Management's Discussion and Analysis and Risk Factors section thereof) and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-K are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our principal executive offices are located at 7700 France Avenue South, Minneapolis, Minnesota 55435, in a 300,000 square foot office building in which we currently lease approximately 20,500 square feet. This lease is set to expire in March 2022. All other locations are held under leases with varying expiration dates ranging from five months to approximately four and a half years.

Item 3.    Legal Proceedings.

        There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

a)    Market Information

        Our common shares are traded on The Nasdaq Global Market under the symbol ANLY. The table below sets forth for the periods indicated the high and low intraday sales prices for our common stock as reported by Nasdaq.

	Market Range
	High	Low
Fiscal Year Ended December 29, 2012
Fourth Quarter	$4.08	$2.74
Third Quarter	4.40	3.50
Second Quarter	5.53	3.66
First Quarter	7.30	5.15
Fiscal Year Ended December 31, 2011
Fourth Quarter	$5.94	$2.93
Third Quarter	3.71	2.54
Second Quarter	4.50	3.09
First Quarter	5.00	2.40

b)    Holders of our Common Equity

        As of February 20, 2013, there were approximately 900 shareholders of record of our common stock.

c)     Dividends

        We have not declared or paid dividends on our common stock during the last five fiscal years and currently have no intention of initiating a dividend paying policy. Additionally, our Credit and Security Agreement with Wells Fargo Bank, National Association, restricts any declaration or payment of dividends on any class of our stock.

d)    Stock Performance

        Not applicable.

e)     Issuer Purchases of Equity Securities

        We did not engage in any repurchases of our common stock during the fiscal year ended December 29, 2012.

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

B.    Review of Fiscal 2012 Strategic Plan

        In fiscal 2012, our plan was to continue our focus on investing for growth in our business while delivering profitability. Our plan included:

  •
  Leveraging our fiscal 2011 investments in sales and recruiting personnel and continuing to invest in our core markets with the highest potential for growth;

  •
  Leveraging strategic client relationships and expanding our national sales capabilities; and

  •
  Continuing to grow our consultant community with a focus on higher IT skill sets.

        AIC has a long history of serving mid-market to Fortune 500 companies throughout the country. In fiscal 2011, we expanded our sales and recruiting team in our core markets and began to realize the return on these investments. In 2012, we made additional investments in our national sales organization. With a renewed focus on providing IT services to our national clients with multiple buying locations around the country, we expanded our presence within these clients in 2012. However, our loss of revenues in certain markets we exited and from declines in certain large clients year-over-year more than offset these gains, resulting in a decline in revenues in fiscal year 2012 compared to fiscal year 2011. We expect the investments that were made in fiscal 2011 and 2012 to drive growth in fiscal 2013, and we anticipate continued profitability for fiscal 2013.

C.    Business Developments

Change in Leadership

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

        On August 3, 2011, the Company and William R. Wolff entered into an Employment Agreement with an effective date of August 8, 2011, which provided that Mr. Wolff would be employed as Senior Vice President, Chief Financial Officer of the Company. On June 12, 2012, Mr. Wolff resigned from his employment as Senior Vice President, Chief Financial Officer of the Company, effective June 29, 2012.

        On June 8, 2012, the Company and Lynn L. Blake entered into an Employment Agreement with an effective date of July 2, 2012, which provided that Ms. Blake would be employed as Senior Vice President, Chief Financial Officer and Treasurer of the Company. For the past five years, Ms. Blake had served as the Vice President of Finance and Chief Accounting Officer at Entegris, Inc., a publicly traded global provider of products and materials used in advanced high-technology manufacturing.

Enterprise Resource Planning ("ERP") Solution

        On August 18, 2011, our Board of Directors approved a project to replace our financial and human resource information systems with a fully integrated ERP system. The initial implementation of the ERP system was completed in early fiscal 2012 and resulted in approximately $1.5 million of costs being capitalized in fiscal 2011. Through the end of fiscal 2012, we capitalized additional costs related to the ERP system of approximately $0.7 million. The ERP system has allowed us to streamline our business processes and attain cost efficient scalability as well as improve management reporting and analysis.

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

        On February 20, 2013, we entered into the Fourth Amendment to the Amended Credit Facility ("Fourth Amendment") with Wells Fargo. The Fourth Amendment adjusted certain collateral borrowing base calculations associated with our eligible unbilled accounts receivable and is expected to increase our borrowing availability in periods in which our fiscal period ends prior to the calendar month end, which affects our unbilled accounts receivable levels for clients on a calendar month billing cycle. In addition, the Fourth Amendment extended the term of the Amended Credit Facility from September 30, 2014 to September 30, 2016. Finally, the Fourth Amendment adjusted our minimum trailing twelve months earnings before taxes financial covenant to a loss of $0.1 million for the period ending March 30, 2013, a loss of $0.3 million for the period ending June 29, 2013 and earnings of

$0.25 million for periods thereafter through the expiration of the credit agreement ending on September 30, 2016.

        Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit.

Restructuring Costs and Other Severance Related Costs

        For fiscal 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers.

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

D.    Overview of Fiscal 2012 Results

        During fiscal 2012, we continued to invest in our core regional markets that have a high potential for growth, began to leverage strategic client relationships to expand a national sales strategy and focused attention on placing consultants with clients that demand higher-end IT services.

        For fiscal 2012, our revenues decreased $3.3 million, or 3.0%, from fiscal 2011. When compared to the prior year, the number of billable hours decreased 2.0% and our average billing rates were down by 1.2%. The number of billing days in fiscal 2012 and fiscal 2011 was 253 and 254, respectively.

        The gross margin rate decreased 180 basis points from 24.2% in fiscal 2011 to 22.4% for fiscal 2012 primarily due to increased benefit costs (primarily the cost of our self-insured medical plan benefits) and lower consultant utilization in the latter half of fiscal 2012.

        Selling General and Administrative ("SG&A") expenses increased $1.0 million, or 4.3%, in fiscal 2012 over fiscal 2011 as a result of an increase in sales and recruiter personnel expenses and bad debt expense, offset by decreases in our management incentives and stock based compensation. The prior year included the final earn-out benefit of $0.3 million associated with a sale of business in fiscal 2008 and $0.4 million in reversals of post-retirement medical plan liabilities.

        We generated $1.6 million of cash from operations during fiscal 2012. As of December 29, 2012, we had a cash balance of $5.8 million and no outstanding borrowings under our revolving line of credit.

RESULTS OF OPERATIONS FOR FISCAL 2012 AS COMPARED TO YEAR 2011

        The following table illustrates the relationship between revenue and expense categories for fiscal 2012 versus fiscal 2011.

	Year Ended Fiscal 2012		Year Ended Fiscal 2011
					Increase (Decrease)
		% of Revenue		% of Revenue
(Dollars in thousands)	Amount		Amount		Amount	%
Revenues	$105,790	100.0%	$109,118	100.0%	$(3,328)	(3.0)%
Cost of revenues	82,047	77.6	82,734	75.8	(687)	(0.8)

Gross profit	23,743	22.4	26,384	24.2	(2,641)	(10.0)
Selling, administrative and other operating costs	23,229	22.0	22,279	20.4	950	4.3
Restructuring costs and other severance related costs	113	0.1	769	0.7	(656)	(85.3)

Total operating expenses	23,342	22.1	23,048	21.1	294	1.3
Operating income	401	0.4	3,336	3.1	(2,935)	(88.0)
Non-operating income	—	0.0	—	0.0	—	NM
Interest expense	(3)	(0.0)	—	0.0	3	NM

Income before income taxes	398	0.4	3,336	3.1	(2,938)	(88.1)
Income tax expense	68	0.1	42	0.1	26	61.9

Net income (comprehensive income)	$330	0.3%	$3,294	3.0%	$(2,964)	(90.0)%

NM = not meaningful

Revenues

        Our revenues for fiscal 2012 decreased $3.3 million, or 3.0%, from fiscal 2011. The decrease in our fiscal 2012 revenue over the prior year is primarily due to a 2.0% ($2.2 million) decrease in the number of hours billed, a 1.2% ($1.2 million) decrease in our average billing rate and an increase of $0.1 million in other revenues. There were 253 and 254 billing days in fiscal 2012 and fiscal 2011, respectively.

Cost of Revenues

        Cost of revenues represents our payroll and benefit costs associated with our billable consultants and our cost of using subcontractors. This category of expense as a percentage of revenues increased 180 basis points from 75.8% to 77.6%, in fiscal 2012 compared to fiscal 2011. The increase in cost as a percentage of revenue from the prior year is primarily due to an increase in our benefit cost of $1.1 million (primarily the cost of our self-insured medical plan benefits).

Selling, Administrative and Other Operating Costs

        SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs and other administrative costs. This category of costs increased approximately $1.0 million in fiscal 2012 from fiscal 2011 and represented 22.0% of revenue in fiscal 2012 as compared to 20.4% in fiscal 2011. In fiscal 2012, SG&A expenses increased as a result of an increase in sales and recruiter personnel expenses ($0.6 million) and increased bad debt expense ($0.2 million), offset by decreases in management incentives and stock based compensation of

$0.5 million. Additionally, the increase in SG&A expense in fiscal 2012 compared to fiscal 2011 was also the result of certain reductions in expense in fiscal 2011 that did not repeat in fiscal 2012. These items included a final earn-out benefit of $0.3 million associated with a sale of business in fiscal 2008 and a reduction in our post-retirement medical benefits by requiring participants in our plan to move to a standardized plan or accept a buyout, which resulted in a decline in our future benefit obligation of $0.4 million in fiscal 2011.

Restructuring Costs and Other Severance Related Costs

        During fiscal 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers.

        During fiscal 2011, we recorded severance and office closure charges of $0.8 million. Of these charges, $0.4 million related to severance and severance-related charges for changes in our senior executive officers and $0.4 million related to the relocation of our corporate headquarters.

Interest Expense

        The implementation of the ERP system at the beginning of fiscal 2012 caused a delay in our normal billing cycles during the first few months of fiscal 2012 which caused an increase in our operating working capital. As a result, we borrowed and repaid $5.0 million on our Amended Credit Facility during the first half of fiscal 2012. We had no borrowings during the second half of fiscal 2012 and had no amounts outstanding at December 29, 2012. Our average borrowings for fiscal 2012 were approximately $49,000. We had no borrowings during fiscal 2011.

Income Taxes

        For fiscal 2012 and 2011, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. Our income tax expense reflects the utilization of net operating loss carry-forwards to offset taxable income. We currently have approximately $24.9 million of tax benefits associated with operating loss carry-forwards available to offset federal and state taxes. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset. If, however, we maintain sustained future profitability and return to a point where future realization of deferred tax assets, which have a full valuation allowance, become "more likely than not," we may be required to reverse the existing valuation allowance associated with these assets.

Certain Information Concerning Off-Balance Sheet Arrangements

        As of December 29, 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

RESULTS OF OPERATIONS FOR FISCAL 2011 AS COMPARED TO FISCAL 2010

        The following table illustrates the relationship between revenue and expense categories for fiscal 2011 versus fiscal 2010.

	Year Ended Fiscal 2011		Year Ended Fiscal 2010
					Increase (Decrease)
		% of Revenue		% of Revenue
(Dollars in thousands)	Amount		Amount		Amount	%
Revenues	$109,118	100.0%	$106,688	100.0%	$2,430	2.3%
Cost of revenues	82,734	75.8	82,911	77.7	(177)	(0.2)

Gross profit	26,384	24.2	23,777	22.3	2,607	11.0
Selling, administrative and other operating costs	22,279	20.4	24,554	23.0	(2,275)	(9.3)
Restructuring costs and other severance related costs	769	0.7	(300)	(0.3)	1,069	356.3

Total operating expenses	23,048	21.1	24,254	22.7	(1,206)	(5.0)
Operating income	3,336	3.1	(477)	(0.4)	3,813	799.4
Non-operating income	—	0.0	14	0.0	(14)	NM
Interest expense	—	0.0	(13)	(0.0)	(13)	NM

Income before income taxes	3,336	3.1	(476)	(0.4)	3,812	800.8
Income tax expense	42	0.1	4	0.0	38	950.0

Net income (loss) (comprehensive income (loss))	$3,294	3.0%	$(480)	(0.4)%	$3,774	786.3%

NM = not meaningful

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

Income Taxes

        For fiscal 2011 and 2010, we recorded a provision for income taxes for amounts due for certain state income taxes and changes in our reserves for tax obligations. Our income tax expense reflects the utilization of net operating loss carry-forwards to offset taxable income. We had approximately $25.4 million of tax benefits associated with operating loss carry-forwards available to offset federal and state taxes. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax assets.

Certain Information Concerning Off-Balance Sheet Arrangements

        As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

        At December 29, 2012, we had $5.8 million of cash and cash equivalents on hand. In addition to our cash balances, we have access to our Amended Credit Facility with $15.0 million of maximum availability, under which our borrowing availability was $10.9 million as of December 29, 2012. Working capital was $16.9 million at December 29, 2012, up approximately $0.7 million from December 31, 2011. The ratio of current assets to current liabilities increased to 4.19 at December 29, 2012 compared to 3.17 at December 31, 2011.

        Historically, we have been able to support internal growth in our business with internally generated funds and through the use of our credit facility. We believe our existing working capital and availability under our Amended Credit Facility with Wells Fargo will be sufficient to support the cash flow needs of our business. We expect to be able to comply with the requirements of our credit agreement; however, failure to do so could affect our ability to obtain necessary working capital and could have a material adverse effect on our business.

        The following table summarizes the major captions from our Consolidated Statements of Cash Flows:

	Fiscal Year Ended
(In thousands)	December 29, 2012	December 31, 2011
Cash provided by (used in):
Net cash provided by operating activities	$1,552	$2,435
Net cash used in investing activities	(936)	(1,121)
Net cash provided by (used in) financing activities	41	(507)

Net increase in cash and cash equivalents	$657	$807

  Operating Activities

        Cash provided by operating activities was $1.6 million and $2.4 million for fiscal years 2012 and 2011, respectively.

        The elements of cash provided by operations for the fiscal year ending December 29, 2012 were as follows: a decrease in operating working capital of approximately $0.2 million, net income of $0.3 million and non-cash charges to our net income of $1.1 million.

        The major components of the $0.2 million decrease in operating working capital during fiscal 2012 were due to lower Accounts receivable ($1.9 million) and Prepaid Expenses and Other Assets ($0.3 million) offset by reductions of several liability accounts totaling $2.0 million. We generated $1.9 million of cash by reducing our accounts receivable balance 10.7% from the prior year. The decrease in accounts receivable from the end of fiscal 2011 is primarily due to a 6.0% decrease in our fiscal 2012 fourth quarter revenues over the fourth quarter of fiscal 2011. Our days sales outstanding at the end of fiscal 2012 was 62 compared to 61 at the end of fiscal 2011. The reductions of various liabilities on our balance sheets totaling $2.0 million during fiscal 2012 were primarily due to lower business volumes ($1.1 million), a reduction in payment terms for certain subsupplier vendors ($0.4 million) and making final payments on our restructuring liabilities ($0.5 million).

        In fiscal 2011, the elements of cash provided by operating activities were as follows: net income of $3.3 million and non-cash charges to our net income of $1.1 million partially offset by a $2.0 million increase in operating working capital.

  Investing Activities

        Cash used in investing activities was $0.9 million and $1.1 million for the fiscal years 2012 and 2011, respectively.

        In fiscal 2012, we made capital expenditures of $1.1 million, the majority of which ($1.0 million) related to enhancements to the ERP system that we first implemented in early fiscal 2012, offset by the liquidation of a trust investment of $0.2 million during the third quarter of fiscal 2012. In fiscal 2011, we made capital expenditures of $1.6 million which were offset by proceeds of a cash surrender of a life insurance policy of $0.5 million.

  Financing Activities

        Cash provided by financing activities for the fiscal year 2012 was $41,000 compared to cash used in financing activities of $0.5 million for fiscal year 2011.

        In fiscal 2012, we borrowed and repaid $5.0 million on our Amended Credit Facility. Our average borrowings for fiscal 2012 were approximately $49,000.

        During fiscal 2011, we paid off a loan on a Company-owned life insurance policy of approximately $0.5 million. The Company-owned life insurance policy was previously reported in Other Assets in our Consolidated Balance Sheets.

        On February 20, 2013, we entered into the Fourth Amendment to the Amended Credit Facility ("Fourth Amendment") with Wells Fargo. The Fourth Amendment adjusted certain collateral borrowing base calculations associated with our eligible unbilled accounts receivable and is expected to increase our borrowing availability in periods in which our fiscal period ends prior to the calendar month end, which affects our unbilled accounts receivable levels for clients on a calendar month billing cycle. In addition, the Fourth Amendment extended the term of the Amended Credit Facility from September 30, 2014 to September 30, 2016. Finally, the Fourth Amendment adjusted our minimum trailing twelve months earnings before taxes financial covenant to a loss of $0.1 million for the period ending March 30, 2013, a loss of $0.3 million for the period ending June 29, 2013 and earnings of $0.25 million for periods thereafter through the expiration of the credit agreement ending on September 30, 2016.

        Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Amended Credit Facility will fluctuate based on our level of eligible accounts receivable.

        The Amended Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 1.50% - 2.50%, depending on our operating results. The credit facility had a one-time origination fee of $150,000, the balance of which is being amortized over the new term of the Amended Credit Facility. The annual unused line fee varies between 0.25% - 0.375%, depending on our operating results, on the daily average unused amount. The interest rate effective at the end of fiscal year 2012 was 2.375% and the unused line fee rate was 0.25%. The maturity date of the Amended Credit Facility is September 30, 2016 and may be terminated or reduced by us on 90 days notice in exchange for a termination fee of 0.25% of the maximum line amount or reduction of the maximum line amount through September 30, 2015 and no fee in the final year of the agreement ending on September 30, 2016. Borrowings under the Amended Credit Facility are secured by all of our assets.

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

        As of December 29, 2012, we were in compliance with all the requirements and had no outstanding borrowings under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $10.9 million as of December 29, 2012.

Contractual Obligations

        We have entered into arrangements that represent certain commitments and have arrangements with certain contingencies. We lease office facilities under non-cancelable operating leases and have deferred compensation that is payable to participants in accordance with the terms of our Restated Special Executive Retirement Plan and other agreements. We incur interest expense on our deferred compensation obligation. Minimum future obligations on operating leases (net of sublease contracts) and deferred compensation as of December 29, 2012, are as follows:

(In thousands)	1 Year	2 - 3 Years	4 - 5 Years	Over 5 Years	Total
Operating leases	$1,140	$1,989	$1,610	$3,093	$7,832
Deferred compensation	62	96	71	103	332

Total	$1,202	$2,085	$1,681	$3,196	$8,164

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

Allowance for Doubtful Accounts

        In each reporting period, we determine the reserve for uncollectible accounts. An evaluation of the risk associated with a client's ability to make contractually required payments is used to determine this reserve. These determinations require considerable judgment in assessing the ultimate potential for collection of these receivables and include reviewing the financial stability of the client, the client's ability to pay and current market conditions. If our evaluation of a client's ability to pay is incorrect, we may incur future charges.

Revenue Recognition Policy

        We generally recognize revenue as hours are worked and costs are expended. This includes Staff Augmentation, Managed Teams and Project-Based Solutions services that are billed on an hourly basis, which is the majority of our revenue.

        We periodically enter into fixed price engagements. When we enter into such an engagement, revenue is recognized over the life of the contract based on time and materials input to date and the estimate of time and materials to complete the project. This method of revenue recognition relies on accurate estimates of the cost, scope, and duration of the engagement. If we do not accurately estimate the resources required or the scope of the work to be performed, both prior and future revenues may be negatively affected or losses on contracts may need to be recognized. All future anticipated losses are recognized in the period they are identified.

        In some cases, we provide permanent placement services for clients for a fee. When we provide such services, revenue is recognized when the candidate commences in the position.

Income Taxes

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal and Ontario province. As of December 29, 2012, there was one state tax audit in progress. The financial assessment is not yet final; however, we estimate the financial impact to be approximately $10,000 and it is provided for in our uncertain tax positions as of December 29, 2012. Aside from the aforementioned, there are no other federal, state or foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2009, and with few exceptions, the same for state and local audits.

        In accordance with FASB ASC Topic 740, Income Taxes ("ASC 740"), we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

        We record a valuation allowance to reduce our deferred tax assets to an amount we believe will more likely than not be realized. The Financial Accounting Standards Board guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence that can be objectively verified. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical and projected future taxable income, tax planning strategies and recent financial operations. Our three-year historical cumulative loss has been a significant negative factor in recent fiscal years in determining that a valuation allowance on these assets continued to be appropriate.

        As of December 29, 2012, the Company was no longer in a three-year cumulative loss position. However, the realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether we have sufficient taxable income of an appropriate character within the carry-back and carry-forward periods permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Significant management judgment is required in determining if a valuation allowance should continue to be recorded against deferred tax assets. We evaluated our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence included the lack of long-term, sustained positive operating results and trends, our ability to carry back losses against prior taxable income and uncertainty around projections of future taxable income. In estimating future taxable income, we developed assumptions including the amount of future federal and state pre-tax operating income and the reversal of temporary differences. These plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation, and expenses. Giving consideration to all relevant facts and circumstances, we concluded that the weight of the positive evidence was not sufficient to overcome the negative evidence and have concluded it is appropriate to maintain a full valuation allowance of $26.0 million against our deferred tax assets.

        In the event we were to determine that we would be able to realize a portion, or all, of our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which could materially impact our financial position and results of operations.

        ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We account for our sales tax and any other taxes that are collected from our clients and remitted to governmental authorities on a net basis. The assessment, collection and payment of these taxes are not reflected on our Consolidated Statement of Operations.

        We recognize interest and penalties related to uncertain tax positions within interest expense.

New Accounting Pronouncements and Interpretations

        There have been no new accounting pronouncements issued or changes to existing pronouncements during the fiscal year ended December 29, 2012 that would have a material impact on our financial results.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        Not applicable.

Item 8.    Financial Statements and Supplementary Data.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Balance Sheets

(In thousands, except share and per share amounts)	December 29, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,792	$5,135
Accounts receivable, less allowance for doubtful accounts of $671 and $644, respectively	16,095	18,016
Prepaid expenses and other current assets	281	489

Total current assets	22,168	23,640
Property and equipment, net of accumulated depreciation of $7,492 and $7,535, respectively	2,366	2,095
Other assets	185	457

Total assets	$24,719	$26,192

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,651	$3,847
Salaries and benefits	1,724	2,078
Deferred revenue	331	285
Deferred compensation	62	136
Restructuring accrual	—	442
Other current liabilities	529	664

Total current liabilities	5,297	7,452
Non-current liabilities:
Deferred compensation	270	379
Restructuring accrual	—	28
Other long-term liabilities	4	—

Total non-current liabilities	274	407
Shareholders' equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 5,084,155 and 5,032,759, respectively	508	503
Additional capital	26,644	26,164
Accumulated deficit	(8,004)	(8,334)

Total shareholders' equity	19,148	18,333

Total liabilities and shareholders' equity	$24,719	$26,192

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Operations

	Fiscal Year Ended
(In thousands except per share amounts)	2012	2011	2010
Revenues	$105,790	$109,118	$106,688
Cost of revenues	82,047	82,734	82,911

Gross profit	23,743	26,384	23,777
Selling, administrative and other operating costs	23,229	22,279	24,554
Restructuring costs and other severance related costs	113	769	(300)

Total operating expenses	23,342	23,048	24,254
Operating income (loss)	401	3,336	(477)
Non-operating income	—	—	14
Interest expense	(3)	—	(13)

Income (loss) before income taxes	398	3,336	(476)
Income tax expense	68	42	4

Net income (loss) (comprehensive income (loss))	$330	$3,294	$(480)

Per common share (basic):
Net income (loss)	$0.07	$0.66	$(0.10)
Per common share (diluted):
Net income (loss)	$0.06	$0.66	$(0.10)
Weighted-average shares outstanding:
Basic	5,071	5,012	4,986
Diluted	5,102	5,027	4,986

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Cash Flows

	Fiscal Year Ended
(In thousands)	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$330	$3,294	$(480)
Adjustments to net income (loss):
Depreciation	646	632	860
Loss on sale or disposal of assets	—	—	167
Share based compensation	469	531	1
Changes in:
Accounts receivable	1,921	(591)	5,603
Accounts payable	(957)	(705)	(2,726)
Salaries and benefits	(379)	(111)	(309)
Restructuring accrual	(470)	(36)	(2,577)
Deferred compensation	(183)	(567)	(477)
Prepaid expenses and other assets	260	84	910
Deferred revenue	46	(74)	49
Other accrued liabilities	(131)	(22)	(395)

Net cash provided by operating activities	1,552	2,435	626
Cash flows from investing activities:
Expended for property and equipment additions	(1,156)	(1,652)	(122)
Proceeds from trust investment	220	—	—
Proceeds from asset sales, net	—	—	186
Proceeds from cash surrender of insurance policy	—	531	—

Net cash (used in) provided by investing activities	(936)	(1,121)	64
Cash flows from financing activities:
Borrowings from line of credit	5,000	—	—
Repayments on line of credit	(5,000)	—	—
Proceeds from stock option exercises	41	39	—
Payment of insurance policy loan	—	(486)	—
Payment of capital lease obligation	—	(60)	(180)

Net cash provided by (used in) financing activities	41	(507)	(180)
Net increase in cash and cash equivalents	657	807	510
Cash and cash equivalents at beginning of period	5,135	4,328	3,818

Cash and cash equivalents at end of period	$5,792	$5,135	$4,328

Cash paid (received) during the year for:
Income taxes	$89	$34	$(9)
Interest	$3	$—	$13
Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$53	$291	$—

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

Consolidated Statements of Shareholders' Equity

(In thousands)	Outstanding Shares	Common Stock	Additional Capital	Accumulated Earnings (Deficit)	Total Shareholders Equity
Balance as of January 2, 2010	4,984,674	498	25,598	(11,148)	14,948
Common stock issued—1,200 shares issued	1,200	—	3	—	3
Share based compensation expense	—	—	(2)	—	(2)
Net loss	—	—	—	(480)	(480)

Balance as of January 1, 2011	4,985,874	498	25,599	(11,628)	14,469
Common stock issued—34,011 shares issued	34,011	4	139	—	143
Share based compensation expense	—	—	388	—	388
Stock option exercises—12,874 shares issued	12,874	1	38	—	39
Net income	—	—	—	3,294	3,294

Balance as of December 31, 2011	5,032,759	$503	$26,164	$(8,334)	$18,333
Common stock issued—38,146 shares issued	38,146	4	176	—	180
Share based compensation expense	—	—	257	—	257
Stock option exercises—13,250 shares issued	13,250	1	47	—	48
Net income	—	—	—	330	330

Balance as of December 29, 2012	5,084,155	$508	$26,644	$(8,004)	$19,148

See notes to consolidated financial statements.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of business

        Analysts International Corporation ("AIC," "Company," "we," "us," or "our") is a national information technology ("IT") services company with 11 U.S. office locations. We employ approximately 900 IT professionals, management and administrative staff and are focused on serving the IT needs of middle market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota.

Basis of presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Fiscal year

        Our fiscal year ends on the Saturday closest to December 31. References to fiscal years 2012, 2011 and 2010 refer to the fiscal years ended December 29, 2012, December 31, 2011 and January 1, 2011, respectively. Fiscal years 2012, 2011 and 2010 all contain 52 weeks.

Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Segment Reporting

        The Company has two operating segments—"staffing" (which consists of staff augmentation services, including managed teams) and "solutions." Based on the guidance and criteria described in FASB ASC Topic 280, Segment Reporting ("ASC 280"), we aggregate our staffing operating segment and solutions operating segment into one reportable segment. The goal of our staffing operating segment is to provide high-quality supplemental staffing services to a broad range of clients. The goal of our solutions operating segment is to provide a solution to the client in the form of developed software and services, technology products and staffing support services.

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

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

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

Cash equivalents

        Short-term cash investments in money market accounts are considered to be cash equivalents. The Company will, on occasion, enter into over-night sweep investments into money market accounts that are available within one business day. The estimated fair values for cash equivalents approximate their carrying values due to the short-term maturities of these instruments. Accordingly, cash equivalents are classified as Level 1.

Equity compensation

        FASB ASC Topic 718, Compensation—Stock Compensation herein referred to as ("ASC 718") requires us to recognize expense related to the fair value of our stock-based compensation awards. In accordance with ASC 718, the presentation of our consolidated statement of cash flows will report the excess tax benefits from the exercise of stock options as financing cash flows. The Company had no such benefits to report in fiscal 2012.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

Revenue recognition

        We generally recognize revenue as services are performed.

        We periodically enter into fixed price engagements. When we enter into such an engagement, revenue is recognized over the life of the contract based on time and materials input to date and estimated time and materials to complete the project. This method of revenue recognition relies on accurate estimates of the cost, scope, and duration of the engagement. If we do not accurately estimate the resources required or the scope of the work to be performed, both prior and future revenues may be negatively affected or losses on contracts may need to be recognized. All future anticipated losses are recognized in the period they are identified. There were no such material losses recorded in fiscal 2012, 2011 or 2010.

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

Income Taxes

        In accordance with FASB ASC Topic 740, Income Taxes ("ASC 740"), we account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

        We record a valuation allowance to reduce our deferred tax assets to an amount we believe will more likely than not be realized. The Financial Accounting Standards Board guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence that can be objectively verified. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical and projected future taxable income, tax planning strategies and recent financial operations. Our three-year historical cumulative loss has been a significant negative factor in recent fiscal years in determining that a valuation allowance on these assets continued to be appropriate.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

        As of December 29, 2012, the Company was no longer in a three-year cumulative loss position. However, the realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether we have sufficient taxable income of an appropriate character within the carry-back and carry-forward periods permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Significant management judgment is required in determining if a valuation allowance should continue to be recorded against deferred tax assets. We evaluated our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence included the lack of long-term, sustained positive operating results and trends, our ability to carry back losses against prior taxable income and uncertainty around projections of future taxable income. In estimating future taxable income, we developed assumptions including the amount of future federal and state pre-tax operating income and the reversal of temporary differences. These plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation, and expenses. Giving consideration to all relevant facts and circumstances, we concluded that the weight of the positive evidence was not sufficient to overcome the negative evidence and have concluded it is appropriate to maintain a full valuation allowance of $26.0 million against our deferred tax assets.

        In the event we were to determine that we would be able to realize a portion, or all, of our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which could materially impact our financial position and results of operations.

        ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal and Ontario province. As of December 29, 2012, there was one state tax audit in progress. The financial assessment is not yet final; however, we estimate the financial impact to be approximately $10,000 and it is provided for in our uncertain tax positions as of December 29, 2012. Aside from the aforementioned, there are no other federal, state or foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2009, and with few exceptions, the same for state and local audits.

        We account for our sales tax and any other taxes that are collected from our clients and remitted to governmental authorities on a net basis. The assessment, collection and payment of these taxes are not reflected on our Consolidated Statement of Operations.

        We recognize interest and penalties related to uncertain tax positions within interest expense.

Net income (loss) per share

        Basic and diluted net income (loss) per share is presented in accordance with FASB ASC Topic 260, Earnings per Share ("ASC 260"). Basic income (loss) per share excludes dilution and is computed by dividing the income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share includes dilutive

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Summary of Significant Accounting Policies (Continued)

potential common shares outstanding and is computed by dividing income available to common stockholders by the weighted-average number of common and common equivalent shares outstanding for the period.

        There were approximately 271,000 and 320,000 anti-dilutive shares excluded from the calculation of weighted average number of common and common equivalent shares outstanding for fiscal 2012 and fiscal 2011, respectively. For fiscal 2010, all potential common shares outstanding were considered anti-dilutive and excluded from the calculation of weighted average number of common and common equivalent shares outstanding because we reported a net loss for that year. The computation of basic and diluted income (loss) per share for fiscal 2012, 2011 and 2010 is as follows:

	Fiscal Year Ended
(In thousands except per share amounts)	2012	2011	2010
Net income (loss)	$330	$3,294	$(480)

Weighted-average number of common shares outstanding	5,071	5,012	4,986
Dilutive effect of equity compensation awards	31	15	—

Weighted-average number of common and common equivalent shares outstanding	5,102	5,027	4,986

Net income (loss) per share:
Basic	$0.07	$0.66	$(0.10)
Diluted	$0.06	$0.66	$(0.10)

Significant clients

        International Business Machines ("IBM") and Chevron are our most significant clients. Our IBM and Chevron business accounted for approximately 7%, 7% and 11% and 14%, 11% and 9%, respectively, of our total revenue for fiscal years 2012, 2011 and 2010.

Accounting Pronouncements

        There have been no new accounting pronouncements issued or changes to existing pronouncements during the fiscal year ended December 29, 2012 that did or are expected to have a material impact on our financial results.

2. Property and Equipment

        Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets for financial statement purposes and accelerated methods for

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Property and Equipment (Continued)

income tax purposes. The balances of our property and equipment as of December 29, 2012 and December 31, 2011 and the estimated useful lives used in the financial statements are as follows:

(In thousands)	December 29, 2012	December 31, 2011	Useful lives in years
Leasehold improvements	$204	$247	Shorter of useful life or lease term
Office furniture & equipment	1,672	1,808	5 - 10
Computer hardware	1,247	1,569	2 - 5
Software	6,499	4,574	2 - 5
Work in process	236	1,432

	9,858	9,630
Accumulated depreciation	(7,492)	(7,535)

	$2,366	$2,095

        In the third quarter of fiscal 2011, the Company commenced a project to replace its current financial and human resource information systems with a fully integrated Enterprise Resource Planning ("ERP") system. The project to implement the ERP system resulted in approximately $1.5 million of costs being capitalized in fiscal 2011. During fiscal 2012, the Company capitalized an additional $0.7 million of costs related to the ERP system which are included in software and work in process at December 29, 2012.

        In the second and third quarters of fiscal 2011, the Company disposed of approximately $1.4 million of fully amortized and depreciated property and equipment. The disposed property and equipment primarily related to decommissioned software, computer hardware and the relocation of our corporate headquarters. These disposals did not result in any gain or loss.

3. Financing Agreements

Revolving Credit Facility

        On February 23, 2011, we entered into the First Amendment to Credit and Security Agreement ("Amended Credit Facility") with Wells Fargo Bank, National Association ("Wells Fargo"), pursuant to which the interest rate on future borrowings and the unused line fee were reduced, the maturity date was extended until September 30, 2014 and certain covenants were made less restrictive. On September 21, 2011, we entered into the Second Amendment to the Amended Credit Facility with Wells Fargo, which increased our annual capital expenditures covenant for fiscal 2011 from $2.0 million to $2.5 million. On February 22, 2012, we entered into the Third Amendment to the Amended Credit Facility ("Third Amendment") with Wells Fargo. The Third Amendment increased the total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, by approximately $4.0 million. In addition, the Third Amendment increased our minimum trailing twelve months earnings before taxes financial covenant from a loss of $0.8 million to earnings of $0.25 million. Finally, the Third Amendment added an additional financial covenant which will require us to maintain a minimum excess borrowing base availability of not less than $3.0 million for each reporting period in fiscal 2012 and thereafter. On February 20, 2013, we entered into the Fourth Amendment to the Amended Credit Facility ("Fourth Amendment") with Wells Fargo. The Fourth Amendment adjusted certain collateral borrowing base calculations associated with our eligible unbilled accounts receivable and is expected to increase our borrowing availability in periods in which our fiscal period ends prior to

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Financing Agreements (Continued)

the calendar month end, which affects our unbilled accounts receivable levels for clients on a calendar month billing cycle. In addition, the Fourth Amendment extended the term of Amended Credit Facility from September 30, 2014 to September 30, 2016. Finally, the Fourth Amendment adjusted our minimum trailing twelve months earnings before taxes financial covenant to a loss of $0.1 million for the period ending March 30, 2013, a loss of $0.3 million for the period ending June 29, 2013 and earnings of $0.25 million for periods thereafter through the expiration of the credit agreement ending on September 30, 2016.

        Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit. The total amount available for borrowing under the Amended Credit Facility will fluctuate based on our level of eligible accounts receivable.

        The Amended Credit Facility carries an interest rate equal to the three-month LIBOR rate plus 1.50%-2.50%.depending on our operating results. The credit facility had a one-time origination fee of $150,000, the balance of which is being amortized over the new term of the Amended Credit Facility. The annual unused line fee varies between 0.25%-0.375%, depending on our operating results, and is based on the daily average unused amount. The interest rate effective at the end of fiscal year 2012 was 2.375% and the unused line fee rate was 0.25%. The maturity date of the Amended Credit Facility is September 30, 2016 and may be terminated or reduced by us on 90 days notice in exchange for a termination fee of 0.25% of the maximum line amount or reduction of the maximum line amount through September 30, 2015 and no fee in the final year of the agreement ending on September 30, 2016. Borrowings under the Amended Credit Facility are secured by all of our assets.

        The Amended Credit Facility requires us to meet certain levels of trailing twelve months earnings before taxes. For fiscal 2012, we were required to exceed minimum trailing twelve months earnings before taxes of $0.25 million. For fiscal 2011, we were required to exceed a minimum trailing twelve months loss before taxes of $0.8 million. Additionally, the Amended Credit Facility limit on our annual capital expenditures was $2.5 million in fiscal 2011 and $2.0 million for each fiscal year thereafter. In fiscal 2012, we were required to maintain a minimum excess borrowing base availability of not less than $3.0 million. The Amended Credit Facility contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

        Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control of the Company and bankruptcy events.

        As of December 29, 2012, we were in compliance with all the requirements and had no borrowings under the Amended Credit Facility. Total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $10.9 million as of December 29, 2012.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Restructuring Costs and Other Severance Related Costs

        A summary of the restructuring charges and subsequent activity in the restructuring accrual accounts is as follows:

(In thousands)	Workforce Reduction	Office Closure/ Consolidation	Total
Balance as of January 2, 2010	1,215	1,868	3,083
Restructuring charges (reversals)	413	(713)	(300)
Cash expenditures	(1,606)	(671)	(2,277)

Balance as of January 1, 2011	22	484	506
Restructuring charges	370	399	769
Cash expenditures	(213)	(592)	(805)

Balance as of December 31, 2011	$179	$291	$470
Restructuring charges	113	—	113
Cash expenditures	(292)	(291)	(583)

Balance as of December 29, 2012	$—	$—	$—

        During fiscal 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers. As of December 29, 2012, we have made all remaining restructure related payments and no future costs or payments are expected at this time.

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

5. Deferred Compensation

        The Restated Special Executive Retirement Plan (the "Deferred Plan") is an unfunded deferred compensation plan for past and present AIC executives. The Deferred Plan calls for us to credit periodically all existing account balances at a rate equivalent to the 10-year treasury rate plus one to three percent as determined each year by our Board of Directors. Previously, the Deferred Plan credited active executives' accounts at an agreed upon percentage of base pay; however, these contributions were discontinued effective January 3, 2010. Active executives, however, can continue to contribute up to fifty percent of their annual base pay and one hundred percent of their incentive bonus, if any. Previous employer accruals and employee contributions are one hundred percent vested at all times. Additionally, the Deferred Plan allows for discretionary employer contributions with separate vesting schedules if approved by our Board of Directors. Participants are allowed to choose between a lump sum distribution or one hundred twenty months of payments and a date of distribution for employee and employer contributions, subject to the "one-year, five-year" rule and other deferred compensation rules issued by the Internal Revenue Service. Key employees are not allowed to take distribution for six months after separation from service. Hardship distributions from the Deferred Plan are not allowed, and deferral elections will be canceled following any participant's hardship distribution

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Deferred Compensation (Continued)

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

        As of December 29, 2012 and December 31, 2011, our liability to active and former employees under the Deferred Plan, post-retirement medical benefits and other deferred compensation arrangements was $0.3 million and $0.5 million, respectively. Deferred compensation expense for fiscal 2012, 2011 and 2010 was $2,000, $19,000, and $42,000, respectively.

6. Income Taxes

        The provision for income tax expense was as follows:

	Fiscal Year Ended
(In thousands)	2012	2011	2010
Currently payable:
Federal	$—	$—	$—
State	68	42	4

	68	42	4
Deferred:
Federal	651	1,369	(44)
State	96	201	(7)

	747	1,570	(51)
Valuation allowance for deferred tax assets	(747)	(1,570)	51

Deferred provision	—	—	—

Total	$68	$42	$4

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

        Net deferred tax assets (liabilities) are comprised of the following:

(In thousands)	December 29, 2012	December 31, 2011
Federal net operating loss carry forward	$22,671	$22,675
State net operating loss carry forwards	2,206	2,696
Depreciation	1,230	1,243
Goodwill and other intangible assets	165	265
Deferred compensation	106	174
Other	(334)	(262)
Valuation allowance	(26,044)	(26,791)

Net deferred tax assets	$—	$—

Current	$—	$—
Non-current	—	—

	$—	$—

        We record a valuation allowance to reduce our deferred tax assets to an amount we believe will more likely than not be realized. The Financial Accounting Standards Board guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence that can be objectively verified. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical and projected future taxable income, tax planning strategies and recent financial operations. Our three-year historical cumulative loss has been a significant negative factor in recent fiscal years in determining that a valuation allowance on these assets continued to be appropriate.

        As of December 29, 2012, the Company was no longer in a three-year cumulative loss position. However, the realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether we have sufficient taxable income of an appropriate character within the carry-back and carry-forward periods permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Significant management judgment is required in determining if a valuation allowance should continue to be recorded against deferred tax assets. We evaluated our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence included the lack of long-term, sustained positive operating results and trends, our ability to carry back losses against prior taxable income and uncertainty around projections of future taxable income. In estimating future taxable income, we developed assumptions including the amount of future federal and state pre-tax operating income and the reversal of temporary differences. These plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation, and expenses. Giving consideration to all relevant facts and circumstances, we concluded that the weight of the positive evidence was not sufficient to overcome the negative evidence and have concluded it is appropriate to maintain a full valuation allowance of $26.0 million against our deferred tax assets.

        As of December 29, 2012, we had a tax benefit from the federal and state net operating loss carry-forwards of approximately $22.7 million and $2.2 million, respectively. The federal net operating loss carry forward benefits of $3.3 million, $1.1 million, $1.7 million, $3.6 million, $11.1 million, $1.6 million,

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income Taxes (Continued)

$0.1 million and $0.2 million expire in 2025, 2026, 2027, 2028, 2029, 2030, 2031, and 2032, respectively. The state net operating loss carry-forward benefits expire as follows: $0.7 million in 2013 through 2020 and $1.5 million in 2021 and beyond.

        The provision for income taxes differs from the amount of income tax determined by applying the federal statutory income tax rates to pretax (loss) income as a result of the following differences:

	Fiscal Year Ended
(In thousands)	2012	2011	2010
Income tax (benefit) at statutory federal rate	$135	$1,120	$(157)
State and local taxes, net of federal (benefit)	36	189	(20)
Valuation allowance for deferred tax assets	(747)	(1,570)	51
Meals and entertainment	80	50	53
Goodwill	(22)	(22)	(22)
Expired state net operating loss deductions	434	217	187
State income tax expense	68	42	4
Other	84	16	(92)

Total tax provision	$68	$42	$4

        The provisions of ASC 740 clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, ASC 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 29, 2012, we determined our positions will more likely than not be sustained if challenged.

        We recognize interest and penalties related to uncertain tax positions within interest expense. During fiscal years 2012, 2011 and 2010, we have not recognized expense for interest and penalties and do not have any amounts accrued as of December 29, 2012 and December 31, 2011, respectively, for the payment of interest and penalties.

        We file a consolidated income tax return in the US federal jurisdiction. We also file consolidated or separate company income tax returns in most states, Canada federal and Ontario province. As of December 29, 2012, there was one state tax audit in progress. The financial assessment is not yet final; however, we estimate the financial impact to be approximately $10,000, and it is provided for in our uncertain tax positions as of December 29, 2012. Aside from the aforementioned, there are no other federal, state or foreign income tax audits in progress. We are no longer subject to US federal audits for tax years before 2009, and with few exceptions, the same for state and local audits.

7. Equity

Equity Compensation Plans

        Currently, we have equity based options outstanding from five plans and have the ability to issue equity-based options from three of these plans. Under the 2000 Stock Option Plan, we may grant non-qualified options to our employees for up to 34,000 shares of common stock. Under the 2004 Equity Incentive Plan, we may grant incentive options, non-qualified options or restricted stock awards

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Equity (Continued)

to our employees and non-qualified options or restricted stock awards to our Board of Directors for up to 56,000 shares of common stock. Under the 2009 Equity Incentive Plan, we may grant incentive options to our employees and may award non-qualified options, restricted stock and other stock awards, restricted stock units, stock appreciation rights, performance share awards and other stock awards to our Board of Directors and non-employee consultants for up to 283,000 shares of common stock. We also have options outstanding under the 1996 Stock Option Plan for Non-Employee Directors and the 1999 Stock Option Plan.

        The maximum term for options is 10 years; the exercise price of each option is equal to the closing market price of our stock on the date of grant; and the options and awards become exercisable or vest in one of two vesting schedules that comprise nearly all of the current outstanding options. The first vesting schedule is in annual increments of 25% beginning one year after the grant date and the second schedule is to vest 25% of the option awards immediately and 25% each year thereafter, beginning one year after the date of grant. Upon the exercise of stock options or the vesting of awards, new shares are issued from the authorized, unissued common stock.

        The following table summarizes the stock option activity for the fiscal year ended December 29, 2012:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on December 31, 2011	314,700	$5.11	7.75	$436,774
Granted	88,800	5.16
Exercised	(13,250)	3.60
Forfeited/Cancelled	(54,600)	4.31

Outstanding on December 29, 2012	335,650	$5.31	7.26	$34,124

Vested or expected to vest at December 29, 2012	311,220	$5.36	7.13	$32,958
Exercisable on December 29, 2012	207,599	$5.80	6.42	$24,169

        The total fair value of the options that vested during 2012 was $0.2 million. The total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was approximately $30,000 for fiscal 2012, $23,000 for fiscal 2011, and $0 for fiscal 2010.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Equity (Continued)

        The fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model. The weighted average grant date fair value of stock options granted during fiscal years 2012, 2011 and 2010 was $3.17, $2.66, and $1.73, respectively.

Fiscal Year Ended
Black-Scholes Option Valuation Assumptions(1)	December 29, 2012	December 31, 2011	January 1, 2011
Risk-free interest rate(2)	0.2 - 2.0%	0.1 - 2.0%	0.3 - 3.4%
Expected dividend yield	—	—	—
Expected stock price volatility(3)	50.7 - 89.4	65.4 - 96.6	76.4 - 104.9
Expected life of stock options (in years)(4)	4.1	4.1	4.1

(1)
Forfeitures are estimated and based on historical experience.

(2)
Based on the U.S. Treasury zero-coupon bond with a term consistent with the expected life of the options.

(3)
Expected stock price volatility is based on historical experience.

(4)
Expected life of stock options is based upon historical experience.

        Approximately 13,000 options were exercised during fiscal years 2012 and 2011. No options were exercised during fiscal 2010. The actual income tax benefit realized from stock option exercises was $0 in fiscal years 2012, 2011 and 2010.

        Total stock option expense included in our Consolidated Statements of Operations for the fiscal year 2012, 2011 and 2010 was $0.2 million, $0.2 million, and $0, respectively. The tax benefit recorded for the same periods was $11,000, $12,000, and $0, respectively. This tax benefit is offset against our valuation allowance for our deferred tax assets.

        As of December 29, 2012, there was $0.1 million of unrecognized compensation expense related to unvested option grants that were expected to vest over a weighted average period of one year.

Stock Awards

        In fiscal 2012, we granted 80,000 stock awards to our employees, of which 25% vested immediately and 25% each year thereafter, beginning one year after the date of grant. The fair value of each stock award is equal to the closing price of our stock as measured on the grant date.

        In addition, annually on or about the first business day of the fiscal year, each of the non-chair independent members of the Board of Directors is awarded 200 shares of fully vested common stock, and our independent board chair is awarded 400 shares of fully vested common stock.

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Equity (Continued)

        The following table summarizes the stock award activity for fiscal 2012:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	88,126	$4.24
Granted	81,200	5.10
Vested	(44,322)	(4.79)
Forfeited	(26,251)	(3.96)

Non-vested at December 29, 2012	98,753	$4.78

        Total stock award expense included in our Consolidated Statements of Operations for the fiscal years 2012, 2011 and 2010 was $0.3 million, $0.3 million, and $0, respectively. The tax benefit recorded for the same periods was $30,000, $54,000, and $0, respectively. This tax benefit is offset against our valuation allowance for our deferred tax assets.

        The total fair value of stock awards that vested during fiscal years 2012, 2011, and 2010 was approximately $197,000, $143,000, and $4,000, respectively.

        As of December 29, 2012, there was $0.2 million of unrecognized compensation expense related to unvested stock awards that were expected to vest over a weighted average period of one year.

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

        To reflect the effect of the Reverse Stock Split, we have retroactively adjusted all share and per share data included in Common Stock and Additional Capital amounts in our Consolidated Balance Sheets as of January 2, 2010 and the weighted-average shares outstanding in our Consolidated Statements of Operations and related disclosures for the periods presented.

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

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Equity (Continued)

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

8. Commitments

        As of December 29, 2012, aggregate net minimum lease commitments under non-cancelable operating leases having an initial or remaining term of more than one year are payable as follows:

(In thousands)	Lease Commitments
Fiscal year ending
2013	$1,388
2014	1,078
2015	969
2016	831
Later	3,873
Less: sublease contracts	307

Total minimum obligation	$7,832

        Rent expense, primarily for office facilities, for fiscal 2012, 2011 and 2010 was $1.0 million, $1.2 million, and $1.4 million, respectively.

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

ANALYSTS INTERNATIONAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Subsequent Event

        On February 20, 2013, we entered into the Fourth Amendment to the Amended Credit Facility ("Fourth Amendment") with Wells Fargo. The Fourth Amendment adjusted certain collateral borrowing base calculations associated with our eligible unbilled accounts receivable and is expected to increase our borrowing availability in periods in which our fiscal period ends prior to the calendar month end, which affects our unbilled accounts receivable levels for clients on a calendar month billing cycle. In addition, the Fourth Amendment extended the term of the Amended Credit Facility from September 30, 2014 to September 30, 2016. Finally, the Fourth Amendment adjusted our minimum trailing twelve months earnings before taxes financial covenant to a loss of $0.1 million for the period ending March 30, 2013, a loss of $0.3 million for the period ending June 29, 2013 and earnings of $0.25 million for periods thereafter through the expiration of the credit agreement ending on September 30, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Analysts International Corporation
Minneapolis, Minnesota

        We have audited the accompanying consolidated balance sheets of Analysts International Corporation and subsidiaries (the "Company") as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended December 29, 2012, December 31, 2011, and January 1, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Analysts International Corporation and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years ended December 29, 2012, December 31, 2011, and January 1, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
February 21, 2013

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, it used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 29, 2012, our internal control over financial reporting is effective based on those criteria.

        This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm Securities and Exchange Commission rules that permit the Company to provide only management's report in this annual report.

(c)   Changes in Internal Controls

        Except as noted below, there were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        In the first quarter of fiscal 2012, we completed the initial implementation of a fully integrated Enterprise Resource Planning ("ERP") solution. The ERP solution replaced our previous financial and human resource information systems. The implementation of the ERP solution is not the result of any identified deficiencies in our internal control over financial reporting. The ERP solution has allowed us to streamline our business processes and attain cost efficient scalability as well as improve management reporting and analysis.

Item 9B.    Other Information.

        The foregoing description of the Fourth Amendment to our credit facility is intended to be a summary of the amendment and is qualified its entirety by reference to the full text of the Fourth Amendment, which is included with this Form 10-K as Exhibit 10.75.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding executive officers and significant employees as required by Item 10 is set forth below.

Executive Officers and Significant Employees	Age	Title
Brittany B. McKinney	41	President and Chief Executive Officer
Lynn L. Blake	46	Senior Vice President, Chief Financial Officer and Treasurer

        On February 22, 2011, our Board of Directors appointed Brittany B. McKinney as our President and Chief Executive Officer and on May 24, 2011, she was elected as a Director of our Company. Ms. McKinney served as our Interim President and Chief Executive Officer since September 2010 and was also responsible for managing our Central Region. Previously, Ms. McKinney was our Vice President of Strategy and Operations since November 2007. Prior to joining AIC in November 2007, Ms. McKinney served as Director of Operations and Integration Program Manager at Fujitsu Consulting. Prior to its acquisition by Fujitsu in 2005, Ms. McKinney served as a director-level employee at BORN Information Services, Inc. where she contributed to corporate strategy and planning initiatives.

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

Corporate Governance

        Our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions (the "Principal Officers"), are subject to our Code of Ethics for Senior Financial Executives. Our Code of Ethics for Senior Financial Executives is posted on our website at www.analysts.com in the Investor Relations section, and is available in print free of charge to any stockholder who requests them.

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

Items in Form 10-K	Caption in Definitive Proxy Statement
10	Election of Directors
10	Corporate Governance
11	Executive Compensation
12	Security Ownership of Certain Beneficial Owners and Management
13	Certain Relationships and Related Transactions
13	Director Independence
14	Independent Registered Public Accounting Firm's Fees

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a).(1)    Consolidated Financial Statements

        The consolidated financial statements of Analysts International Corporation and its subsidiaries and the related independent registered public accounting firm's reports are included in the following pages of its annual report to shareholders for the fiscal year ended December 29, 2012.

(a).(2)    Consolidated Financial Statement Schedule

Description	Page Herein
Schedule II. Valuation and Qualifying Accounts	57

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

Exhibit No.	Description
^3.6	Amendment to Articles of Incorporation to reduce authorized shares to 24 million (Exhibit 3.6 to Quarterly Report on Form 10-Q dated May 5, 2010, Commission File No. 0-4090, incorporated by reference).
^3.7	Amendment No. 1 to Restated Bylaws of Analysts International Corporation (Exhibit 3.1 to the Registrant's Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).
^3.8	Articles of Incorporation, as amended (Exhibit 3.1 to the Registrant's Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^3.9	Amendment to Bylaws of Analysts International Corporation (Exhibit 3.2 to the Registrant's Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^4.1	Specimen Common Stock Certificate (Exhibit 4.2 to Quarterly Report on Form 10-Q for period ended October 3, 2009, Commission File No. 1-33981, incorporated by reference).
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
^10.7	First Amendment to Credit Agreement dated as of July 24, 2002 (Exhibit 10-l to Annual Report on Form 10-K for fiscal year 2002, Commission File No. 0-4090, incorporated by reference).
^10.8	Waiver and Second Amendment to Credit Agreement dated as of April 7, 2003 (Exhibit 10-m to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).

Exhibit No.	Description
^10.9	Third Amendment to Credit Agreement dated as of April 28, 2003 (Exhibit 10-n to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).
^10.10	Consent and Fourth Amendment to Credit Agreement dated as of December 31, 2003 (Exhibit 10-o to Annual Report on Form 10-K for fiscal year 2003, Commission File No. 0-4090, incorporated by reference).
*^10.11	Fifth Amendment to Credit Agreement dated as of August 5, 2004 (Exhibit 10-r to Quarterly Report on Form 10-Q for period ended October 2, 2004, Commission File No. 0-4090, incorporated by reference).
^10.12	Consent and Sixth Amendment to Credit Agreement dated as of January 6, 2005 (Exhibit 10-t to Annual Report on Form 10-K for fiscal year 2004, Commission File No. 0-4090, incorporated by reference).
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

Exhibit No.	Description
*^10.23	2004 Equity Incentive Plan, as amended through May 25, 2006 (Exhibit 10.1 to Quarterly Report on Form 10-Q for period ended July 1, 2006, Commission File No. 0-4090, incorporated by reference).
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
*^10.34	Amendment No. 1 to Restated Special Executive Retirement Plan as of September 1, 2007 (Exhibit 10-mm to Annual Report on Form 10-K, filed March 5, 2008, incorporated by reference).
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

Exhibit No.	Description
*^10.63	Transitional Services Agreement dated September 29, 2010, between the Company and Andrew K. Borgstrom (Exhibit 10.2 to the Registrant's Form 8-K filed September 30, 2010, Commission File No. 0-4090, incorporated by reference).
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
*^10.67
Change in Control Severance Pay Plan, adopted February 22, 2011, dated March 1, 2011 (Exhibit 10.1 to Current Report on Form 8-K, filed February 28, 2011, Commission File No. 1-33981, incorporated by reference).
*^10.68
Separation Agreement and Release of Claims dated May 4, 2011, between the Company and Randy W. Strobel (Exhibit 10.1 to the Registrant's Form 8-K filed May 5, 2011, Commission File No. 1-33987, incorporated by reference)
*^10.69
Separation Agreement and Release of Claims dated as of May 24, 2011, between Analysts International Corporation and Christopher T. Cain (Exhibit 10.1 to the Registrant's Form 8-K filed May 27, 2011, Commission File No. 1-33987, incorporated by reference)
*^10.70
Employment Agreement between Analysts International Corporation and William R. Wolff, fully executed on August 3, 2011, with an effective date of August 8, 2011(Exhibit 10.1 to the Registrant's Form 8-K filed August 3, 2011, Commission File No. 1-33981, incorporated by reference)
^10.71
Second Amendment to Credit & Security Agreement dated as of September 21, 2011 by and between Analysts International Corporation and Wells Fargo Bank, N.A. (previously filed as Exhibit 4.4 to Quarterly Report on Form 10-Q for period ended October 1, 2011, Commission File No. 1-33981, incorporated by reference).
^10.72
Third Amendment to Credit and Security Agreement dated as of February 22, 2012 by and between Analysts International Corporation and Wells Fargo Bank, N.A. (Exhibit 10.72 to Annual Report on Form 10-K for the period ended December 31, 2011, Commission File No. 1-33981).

Exhibit No.	Description
*^10.73	Employment Agreement between Analysts International Corporation and Lynn L. Blake, fully executed on June 8, 2012, with an effective date of July 2, 2012 (Exhibit 10.1 to the Registrant's Form 8-K filed June 12, 2012, Commission File No. 1-33981, incorporated by reference).
*^10.74
Separation Agreement and Release of Claims dated as of June 12, 2012, between Analysts International Corporation and William R. Wolff (Exhibit 10.74 to Quarterly Report on Form 10-Q for the period ended June 30, 2012, Commission File No. 1-33981).
+10.75
Fourth Amendment to Credit and Security Agreement dated as of February 20, 2013 by and between Analysts International Corporation and Wells Fargo Bank, N.A. (Exhibit 10.75 to Annual Report on Form 10-K for the period ended December 29, 2012, Commission File No. 1-33981).
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
++101.1
Interactive data files pursuant to Rule 405 of Regulation S-T, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 29, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (iii) Consolidated Statements of Equity for the years ended December 29, 2012, December 31, 2011, and January 1, 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011, and January 1, 2011 and (v) the notes to the Consolidated Financial Statements.

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

+
Filed herewith.

++
Furnished herewith.

Schedule II

Analysts International Corporation
Valuation and Qualifying Accounts

	Allowance for doubtful accounts
(In thousands)	Beginning balance	Charged to costs and expenses	Write-offs, net of (recoveries)	Ending balance
Twelve months ended December 29, 2012	$644	$254	$227	$671
Twelve months ended December 31, 2011	$713	$49	$118	$644
Twelve months ended January 1, 2011	$958	$(251)	$(6)	$713

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANALYSTS INTERNATIONAL CORPORATION
By:	/s/ BRITTANY B. MCKINNEY Brittany B. McKinney, President and Chief Executive Officer

Date: February 21, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRITTANY B. MCKINNEY Brittany B. McKinney	President and Chief Executive Officer (Principal Executive Officer)	February 21, 2013
/s/ LYNN L. BLAKE Lynn L. Blake	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 21, 2013
/s/ BRIGID A. BONNER Brigid A. Bonner	Director	February 21, 2013
/s/ KRZYSZTOF K. BURHARDT Krzysztof K. Burhardt	Director	February 21, 2013
/s/ JOSEPH T. DUNSMORE Joseph T. Dunsmore	Director	February 21, 2013
/s/ GALEN G. JOHNSON Galen G. Johnson	Director	February 21, 2013
/s/ DOUGLAS C. NEVE Douglas C. Neve	Director	February 21, 2013
/s/ ROBERT E. WOODS Robert E. Woods	Director	February 21, 2013

EXHIBIT INDEX

Exhibit 10.75	Fourth Amendment to the Credit and Security Agreement
Exhibit 21	Subsidiaries of Registrant
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 24.1	Power of Attorney
Exhibit 31.1	Certification of CEO pursuant to Section302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002