Form 10-Q
period 2013-03-30
ANALYSTS INTERNATIONAL CORP
filed 2013-05-09
CIK 6292

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2013

or

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

Large accelerated filer☐	Accelerated Filer☐

Non-accelerated Filer☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of May 8, 2013, 5,110,127 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	March 30,	December 29,
(In thousands, except share and per share amounts)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$5,654	$5,792
Accounts receivable, less allowance for doubtful accounts of $688 and $671, respectively	17,451	16,095
Prepaid expenses and other current assets	924	281
Total current assets	24,029	22,168

Property and equipment, net of accumulated depreciation of $7,659 and $7,492, respectively	2,333	2,366
Other assets	124	185
Total assets	$26,486	$24,719

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,419	$2,651
Salaries and benefits	3,150	1,724
Deferred revenue	591	331
Deferred compensation	60	62
Other current liabilities	535	529
Total current liabilities	6,755	5,297

Non-current liabilities:
Deferred compensation	249	270
Other long-term liabilities	—	4
Total non-current liabilities	249	274

Shareholders’ equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 5,110,127 and 5,084,155, respectively	511	508
Additional capital	26,746	26,644
Accumulated deficit	(7,775)	(8,004)
Total shareholders’ equity	19,482	19,148
Total liabilities and shareholders’ equity	$26,486	$24,719

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 30,	March 31,
(In thousands, except per share amounts)	2013	2012

Revenues	$24,563	$26,723
Cost of revenues	18,995	20,347
Gross profit	5,568	6,376

Selling, administrative and other operating costs	5,321	6,186
Total operating expenses	5,321	6,186

Operating income	247	190

Interest expense	(1)	(1)

Income before income taxes	246	189

Income tax expense (benefit)	17	(9)

Net income (comprehensive income)	$229	$198

Per common share (basic):
Net income (comprehensive income)	$0.04	$0.04

Per common share (diluted):
Net income (comprehensive income)	$0.04	$0.04

Weighted-average shares outstanding:
Basic	5,092	5,044
Diluted	5,109	5,114

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012

Cash flows from operating activities:
Net income	$229	$198

Adjustments to net income:
Depreciation	168	151
Share based compensation	120	191

Changes in:
Accounts receivable	(1,356)	(3,150)
Prepaid expenses and other assets	(582)	16
Accounts payable	(238)	(473)
Salaries and benefits	1,411	657
Deferred revenue	260	112
Deferred compensation	(23)	(108)
Restructuring accrual	—	(207)
Other accrued liabilities	2	(6)
Net cash used in operating activities	(9)	(2,619)

Cash flows from investing activities:
Expended for property and equipment additions	(129)	(543)
Net cash used in investing activities	(129)	(543)

Cash flows from financing activities:
Proceeds from line of credit	—	1,500
Payments on line of credit	—	(1,500)
Proceeds from stock option exercises	—	41
Net cash provided by financing activities	—	41

Net decrease in cash and cash equivalents	(138)	(3,121)

Cash and cash equivalents at beginning of period	5,792	5,135

Cash and cash equivalents at end of period	$5,654	$2,014

Cash paid during the year for:
Income taxes refunded	$(10)	$—
Interest	$1	$1

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$59	$181

See notes to consolidated financial statements.

Analysts International Corporation

Notes to Consolidated Financial Statements

(Unaudited)

1.   Organization and Nature of Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is an information technology (“IT”) services company. We employ approximately 850 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2013 will end on Saturday, December 28, 2013. The first quarter of fiscal 2013 ended on March 30, 2013 and the first quarter of fiscal 2012 ended on March 31, 2012.

2.   Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying unaudited Consolidated Financial Statements of AIC have been prepared on the accrual basis of accounting and in accordance with the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. As permitted under these rules, certain footnotes and other financial information that are normally required by accounting principles generally accepted in the United States (“U.S. GAAP”) can be condensed or omitted. The Consolidated Financial Statements included in this document reflect, in the opinion of our management, all adjustments (consisting of only normal recurring adjustments, except as noted elsewhere in the Notes to Consolidated Financial Statements) necessary for fair presentation of the results of operations for the interim periods presented. The following notes should be read in conjunction with the accounting policies and other disclosures in the Notes to the Consolidated Financial Statements incorporated by reference in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. Revenues, expenses, cash flows, assets and liabilities can and do vary during the year. Therefore, interim results are not necessarily indicative of the results to be expected for the full fiscal year.

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

Fringe Benefits Expenses

A component of our Cost of revenues and Selling, administrative and other operating costs are employer benefit costs associated with our employees. These benefit expenses include employer taxes, paid time off, group insurance expense (health, dental, life), holiday time and other employer related expenses, referred to in total as “Fringe Benefits Expenses”. We recognize Fringe Benefits Expenses associated with our employees ratably over each of our fiscal quarters during the year based on full year estimates of our employee labor expenses and Fringe Benefits Expenses which most accurately matches expenses with our revenues.

3.  Financing Agreement

Revolving Credit Facility

On February 20, 2013, we entered into the Fourth Amendment to the Credit and Security Agreement (“Amended Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Fourth Amendment adjusted certain collateral borrowing base calculations associated with our eligible unbilled accounts receivable and is expected to increase our borrowing availability in periods in which our fiscal period ends prior to the calendar month end, which affects our unbilled accounts receivable levels for clients on a calendar month billing cycle. In addition, the Fourth Amendment extended the term of the Amended Credit Facility from September 30, 2014 to September 30, 2016. Finally, the Fourth Amendment adjusted our minimum trailing twelve months earnings before taxes financial covenant to a loss of $0.1 million for the period ending March 30, 2013, a loss of $0.3 million for the period ending June 29, 2013 and earnings of $0.25 million for periods thereafter through the expiration of the credit agreement ending on September 30, 2016.

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

The Amended Credit Facility limits our annual capital expenditures to $2.0 million. We are required to maintain a minimum excess borrowing base availability of not less than $3.0 million. The Amended Credit Facility contains customary affirmative covenants, including covenants regarding annual, quarterly and projected financial reporting requirements, collateral and insurance maintenance, and compliance with applicable laws and regulations. Further, the facility contains customary negative covenants limiting our ability to grant liens, incur indebtedness, make investments, repurchase our stock, create new subsidiaries, sell assets or engage in any change of control transaction without the consent of Wells Fargo.

Upon an event of default, Wells Fargo may terminate the facility or declare the entire amount outstanding under the facility to be immediately due and payable and exercise other rights under the agreement. The events of default under the facility include, among other things, payment defaults, breaches of covenants, a change in control and bankruptcy events.

As of March 30, 2013, we were in compliance with all the requirements and had no outstanding borrowings under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $12.1 million as of March 30, 2013.

4.   Shareholders’ Equity

					Total
	Outstanding	Common	Additional	Accumulated	Shareholders’
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Equity

Balance as of December 29, 2012	5,084,155	$508	$26,644	$(8,004)	$19,148
Common stock issued	25,972	3	127	—	130
Share based compensation expense	—	—	(25)	—	(25)
Stock option exercises	—	—	—	—	—
Net income	—	—	—	229	229
Balance as of March 30, 2013	5,110,127	$511	$26,746	$(7,775)	$19,482

5.  Share Based Compensation

Total share based compensation expense for the three month period ended March 30, 2013 and March 31, 2012 was approximately $0.1 million and $0.2 million, respectively, and includes compensation expense related to both stock options and stock awards.

In the first quarter of 2013, we recorded a reduction of the tax benefit of $25,000 and for the first quarter of fiscal 2012, we recorded a reduction of the tax benefit of $13,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

Stock Options

The following table summarizes the stock option activity for the three months ended March 30, 2013:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on December 29, 2012	335,650	$5.31	7.26	$34,124
Granted	8,800	3.24
Exercised	—	—
Forfeited/Cancelled	(2,400)	10.00
Outstanding on March 30, 2013	342,050	$5.23	7.13	$81,896

Vested or expected to vest at March 30, 2013	326,678	5.26	7.04	$79,961
Exercisable on March 30, 2013	250,359	5.48	6.53	$69,065

The total fair value of the stock options that vested during the three months ended March 30, 2013 was approximately $121,000.

For the three month period ended March 30, 2013, no options were exercised; therefore the total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) and the income tax benefit realized from stock option exercises were both $0.

For the three month period ended March 31, 2012, 13,250 options were exercised and the total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was approximately $30,000. The income tax benefit realized from stock option exercises was $0.

Total stock option expense for the three months ended March 30, 2013 was approximately $53,000. As of March 30, 2013, there was approximately $0.1 million of unrecognized share based compensation expense related to unvested stock options that are expected to vest over a weighted-average period of approximately 1.4 years. Options to purchase 342,050 shares were outstanding at March 30, 2013.

Stock Awards

The following table summarizes the stock award activity for the three months ended March 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2012	98,753	$4.78
Granted	1,200	3.24
Vested	(30,261)	(4.79)
Forfeited	—	—
Non-vested at March 30, 2013	69,692	$4.75

The total fair value of stock awards that vested during the three months ended March 30, 2013 was approximately $145,000 respectively.

Total stock award expense for the three months ended March 30, 2013 was $70,000.

As of March 30, 2013, there was $0.1 million of unrecognized compensation expense related to unvested stock awards that were expected to vest over a weighted average period of 1.2 years.

6.   Net Income Per Share

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

For the three-month period ended March 30, 2013, anti-dilutive weighted average shares of 372,000 were excluded from the calculation of weighted average number of common equivalent shares outstanding. For the three-month period ended March 31, 2012, anti-dilutive weighted average shares of 124,000 were excluded from the calculation of weighted average number of common equivalent shares outstanding. The computation of basic and diluted income per share for the three months ended March 30, 2013 and March 31, 2012 is as follows:

	Three Months Ended
	March 30,	March 31,
(In thousands except per share amounts)	2013	2012

Net income	$229	$198
Weighted-average number of common shares outstanding	5,092	5,044
Dilutive effect of potential common shares outstanding	17	70
Weighted-average number of common and common equivalent shares outstanding	5,109	5,114

Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated due to various factors discussed under “Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q, including the “Risk Factors” described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

A.            Our Business

Analysts International Corporation (“AIC,” “Company,” “we,” “us,” or “our”) is a national information technology (“IT”) services company. We employ approximately 850 IT professionals, management and administrative staff and are focused on serving the IT needs of mid-market to Fortune 500 companies and government agencies across North America. AIC was incorporated in Minnesota in 1966 and our corporate headquarters is located in Minneapolis, Minnesota. For a more complete description of our Company, please refer to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2013 will end on Saturday, December 28, 2013. The first quarter of fiscal 2013 ended on March 30, 2013 and the first quarter of fiscal 2012 ended on March 31, 2012.

B.            Business Developments

Revolving Credit Facility

On February 22, 2012, we entered into the Third Amendment to the Credit and Security Agreement (“Amended Credit Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”). The Third Amendment increased the total availability of the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, by approximately $4.0 million. In addition, the Third Amendment increased our minimum trailing twelve months earnings before taxes financial covenant from a loss of $0.8 million to earnings of $0.25 million. Finally, the Third Amendment added an additional financial covenant which will require us to maintain a minimum excess borrowing base availability of not less than $3.0 million for each reporting period in fiscal 2012 and thereafter.

On February 20, 2013, we entered into the Fourth Amendment to the Amended Credit Facility (“Fourth Amendment”) with Wells Fargo. The Fourth Amendment adjusted certain collateral borrowing base calculations associated with our eligible unbilled accounts receivable and is expected to increase our borrowing availability in periods in which our fiscal period ends prior to the calendar month end, which affects our unbilled accounts receivable levels for clients on a calendar month billing cycle. In addition, the Fourth Amendment extended the term of the Amended Credit Facility from September 30, 2014 to September 30, 2016. Finally, the Fourth Amendment adjusted our minimum trailing twelve months earnings before taxes financial covenant to a loss of $0.1 million for the period ending March 30, 2013, a loss of $0.3 million for the period ending June 29, 2013 and earnings of $0.25 million for periods thereafter through the expiration of the credit agreement ending on September 30, 2016.

Under the Amended Credit Facility, Wells Fargo will continue to advance up to $15.0 million to us for working capital purposes and to facilitate the issuance of letters of credit.

C.            Overview of First Quarter Fiscal 2013 Results of Operations

Our revenues decreased $2.2 million, or 8.1%, compared to the first quarter of fiscal 2012. When compared to the prior year quarter, the number of billable hours decreased 8.6% and was partially offset by a 1.9% increase in our average billing rates.

The gross margin rate decreased to 22.7% from the prior year quarter rate of 23.9% primarily due to changes in our revenue mix from the prior year period.

Selling, Administrative and Other Operating Costs (“SG&A”) expenses decreased $0.9 million, or 14.0%, in the first quarter of fiscal 2013 over the prior year quarter primarily due to lower sales, recruiting, management incentive and other general expenses which are variable to our revenue levels.

We used cash from operations of $9,000 during the first quarter of fiscal 2013. As of March 30, 2013, we had a cash balance of $5.7 million and no outstanding borrowings under our revolving line of credit.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 30, 2013 VS. MARCH 31, 2012

The following table illustrates the relationship between revenue and expense categories and number of management and administrative personnel and IT professionals for the three months ended March 30, 2013 and March 31, 2012.

	Three Months Ended March 30, 2013		Three Months Ended March 31, 2012		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$24,563	100.0%	$26,723	100.0%	$(2,160)	(8.1)%
Cost of revenues	18,995	77.3	20,347	76.1	(1,352)	(6.6)
Gross profit	5,568	22.7	6,376	23.9	(808)	(12.7)

Selling, administrative and other operating costs	5,321	21.7	6,186	23.1	(865)	(14.0)
Total operating expenses	5,321	21.7	6,186	23.1	(865)	(14.0)

Operating income	247	1.0	190	0.7	57	30.0

Interest expense	(1)	(0.0)	(1)	(0.0)	—	0.0

Income before income taxes	246	1.0	189	0.7	57	30.2

Income tax expense (benefit)	17	0.1	(9)	(0.0)	26	288.9

Net income (comprehensive income)	$229	0.9%	$198	0.7%	$31	15.7%

Personnel:
Management and Administrative	105		116		(11)	(9.5)%
Consultants	755		794		(39)	(4.9)%

Revenues

Revenues decreased $2.2 million, or 8.1%, from the comparable period a year ago. The decrease in first quarter of fiscal 2013 revenues over the prior year is primarily due to a 8.6% ($2.3 million) decrease in the number of hours billed, a decrease of $0.4 million in our permanent placement and other revenues, and an increase of 1.9% ($0.5 million) increase in average billing rates.

There were 64 billing days in the first quarters of both fiscal years 2013 and 2012.

Cost of Revenues

Cost of revenues represents our payroll and benefits costs associated with our billable consultants and our cost of using subcontractors. This category of expense decreased $1.4 million from the prior year period and was 77.3% of revenue for first quarter of fiscal 2013 compared to 76.1% the prior comparable period. The increase in cost as a percentage of revenue from the prior year quarter is primarily due to a change in our revenue mix.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs. This category of costs decreased approximately $0.9 million from the first quarter of 2012 and represented 21.7% of revenue for the first quarter of fiscal 2013 compared to 23.1% in fiscal 2012. In the first quarter of 2013, SG&A expenses decreased as a result of a decrease in sales and recruiting personnel expenses of $0.6 million, a decrease in management incentives of $0.2 million and general expense reductions of $0.1 million.

Interest Expense

We had no borrowings during the first quarter of fiscal 2013 under our Amended Credit Facility. In the first quarter of 2012, the implementation of the Enterprise Resource Planning “ERP” system caused a delay in our normal billing cycles, which caused an increase in our operating working capital. As a result, we borrowed and repaid $1.5 million on our Amended Credit Facility. Our average borrowings for the first quarter of 2012 were approximately $49,000.

Income Taxes

In the first quarter of 2013, our income tax expense reflects the utilization of net operating loss carry-forwards to offset taxable income. In the first quarter of 2012, our income tax benefit was the result of a foreign tax refund and more than offset our income tax expense, which reflects the utilization of net operating loss carryforwards to offset taxable income.

We currently have approximately $24.3 million of tax benefits associated with net operating loss carry-forwards available to offset federal and state taxes. For the first quarter of both fiscal years 2013 and 2012, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.

We record a valuation allowance to reduce our deferred tax assets to an amount we believe will more likely than not be realized based on the consideration of all available evidence that can be objectively verified. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, historical and projected future taxable income, tax planning strategies and recent financial operations. Our three-year historical cumulative loss has historically been a significant negative factor in recent fiscal years in determining that a valuation allowance on these assets continued to be appropriate.

Since the fourth quarter of fiscal year ending December 29, 2012, we are no longer in a three-year cumulative loss position. However, the realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether we have sufficient taxable income of an appropriate character within the carry-back and carry-forward periods permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Significant management judgment is required in determining if a valuation allowance should continue to be recorded against deferred tax assets. We evaluate our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence includes the lack of long-term, sustained positive operating results and trends, our ability to carry back losses against prior taxable income and uncertainty around projections of future taxable income. In estimating future taxable income, we develop assumptions which include the amount of future federal and state pre-tax operating income and the reversal of temporary differences. Our plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation, and expenses. Giving consideration to all relevant facts and circumstances, we continue to conclude that the weight of the positive evidence is not sufficient to overcome the negative evidence and conclude it is appropriate to maintain a full valuation allowance of $24.3 million against our deferred tax assets.

In the event we were to determine that we would be able to realize a portion, or all, of our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which could materially impact our financial position and results of operations.

Personnel

Our IT professional staff levels, which include subcontractors, finished the first quarter of fiscal 2013 at 755, a 4.9% decrease against the comparable period last year and is primarily due to decreases in our exited markets. The 9.5% decrease in management and administrative personnel from the comparable period last year is primarily due to adjusting our sales, recruiting, and administrative personnel levels in alignment with our current business volume.

Certain Information Concerning Off-Balance Sheet Arrangements

As of March 30, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

At March 30, 2013, we had $5.7 million of cash and cash equivalents on hand. In addition to our cash balances, we have access to our Amended Credit Facility with $15.0 million of maximum availability, under which our borrowing availability was $12.1 million as of March 30, 2013. Working capital was $17.3 million at March 30, 2013, up approximately $0.4 million from December 29, 2012. The ratio of current assets to current liabilities decreased to 3.69 at March 30, 2013 compared to 4.19 at December 29, 2012.

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

The following table summarizes the major captions from our Consolidated Statements of Cash Flows:

	Three Months Ended
	March 30,	March 31,
(In thousands)	2013	2012
Cash provided by (used in):
Net cash used in operating activities	$(9)	$(2,619)
Net cash used in investing activities	(129)	(543)
Net cash provided by financing activities	—	41
Net decrease in cash and cash equivalents	$(138)	$(3,121)

Operating Activities

Cash used in operating activities for the three months ended March 30, 2013 was $9,000 compared to cash used in operating activities of $2.6 million for the three months ended March 31, 2012.

The elements of cash used in operations for the three months ended March 30, 2013 are as follows: net income of $0.2 million and non-cash charges of $0.3 million, which were offset by an increase in operating working capital of approximately $0.5 million.

The major components of the increase in operating working capital during the first quarter of 2013 were increases of $1.4 million and $0.6 million in our accounts receivable and prepaid expenses balances, respectively, offset by a decrease to our operating cash needs of $1.4 million due to a timing difference in our payroll and benefits payments. The increase in accounts receivable from the end of fiscal 2012 is primarily due the timing of a payment of our largest customer that was delayed until the first week of our second quarter of fiscal 2013. Our days sales outstanding at the end of fiscal 2012 was 62 compared to 61 at the end of fiscal 2013 first quarter.

In the prior year quarter, the elements of cash provided by operating activities were as follows: net income of $0.2 million and non-cash charges of $0.3 million, which were more than offset by an increase in operating working capital of approximately $3.1 million. In the prior year quarter, the implementation of the ERP system caused a delay in our normal billing cycles, which increased our days sales outstanding to 68 days at the end of fiscal 2012 first quarter.

Investing Activities

Cash used in investing activities for the three months ended March 30, 2013 was $0.1 million compared to $0.5 million for the three months ended March 31, 2012.

In the first quarter of fiscal 2013, we made capital expenditures of $0.1 million. In the first quarter of 2012, we made capital expenditures of $0.5 million, the majority of which related to the ERP system that we implemented in early 2012. These capital expenditures have been recorded in our Property and equipment, net of accumulated depreciation balance as reported in our Consolidated Balance Sheets.

Financing Activities

Cash provided by financing activities for the three months ended March 30, 2013 was $0 compared to $41,000 for the three months ended March 31, 2012.

In the first quarter of 2012, we borrowed and repaid $1.5 million on our Amended Credit Facility. Our average borrowings for the first quarter of 2012 were approximately $49,000.

On February 20, 2013, we entered into the Fourth Amendment to the Amended Credit Facility (“Fourth Amendment”) with Wells Fargo. The Fourth Amendment adjusted certain collateral borrowing base calculations associated with our eligible unbilled accounts receivable and is expected to increase our borrowing availability in periods in which our fiscal period ends prior to the calendar month end, which affects our unbilled accounts receivable levels for clients on a calendar month billing cycle. In addition, the Fourth Amendment extended the term of the Amended Credit Facility from September 30, 2014 to September 30, 2016. Finally, the Fourth Amendment adjusted our minimum trailing twelve months earnings before taxes financial covenant to a loss of $0.1 million for the period ending March 30, 2013, a loss of $0.3 million for the period ending June 29, 2013 and earnings of $0.25 million for periods thereafter through the expiration of the credit agreement ending on September 30, 2016.

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

As of March 30, 2013, we were in compliance with all the requirements and had no outstanding borrowings under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $12.1 million as of March 30, 2013.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements include, for example, statements expressing the intent, belief or current expectations of AIC and members of our management team and involve certain risks and uncertainties, including (i) the risk that management may not fully or successfully implement its strategic and business plans or maintain profitability in the future; (ii) the risk that AIC will not be able to realize the benefits of its investments or exploit other opportunities of the business in a timely manner or on favorable terms; (iii) prevailing market conditions in the IT services industry, including intense competition for billable technical personnel at competitive rates, strong pricing pressures from many of our largest clients and difficulty in identifying, attracting and retaining qualified billable technical personnel; (iv) potentially incorrect assumptions by management with respect to the financial effect of prior cost reduction initiatives and current strategic decisions; and (v) other economic, business, market, financial, competitive and/or regulatory factors affecting AIC’s business generally. This Form 10-Q also includes forward-looking statements about: (i) our strategic plans, the objectives of those strategic plans and our ability to successfully implement our strategic plans, (ii) our expectations with respect to the demand for our services and continuing pressure from clients to request lower cost offerings for IT staffing services, (iii) our expectations with respect to competition in our industry and our ability to compete, and (iv) our expectations with respect to our financial results and operating performance. Any statements made in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “should,” project,” “forecast,” “plan” or “continue,” or comparable terminology including other words and terms of similar meaning or import, or variations thereof, or in connection with any discussion of future operating or financial performance, are intended to identify forward-looking statements.

Among the factors that could cause our estimates and assumptions as to future performance, and our actual results to differ materially, are: (i) our inability, in whole or in part, to implement or execute our strategic plans, (ii) our inability to successfully recruit and hire qualified technical personnel, (iii) our inability to successfully compete on a local and national basis with other companies in our industry or with new competitors who face limited barriers to entry in the markets we serve, (iv) our inability to maintain key client relationships or to attract new clients, (v) our inability to attract, retain or motivate key personnel, (vi) our inability to continue to reduce or leverage our operating costs, (vii) the possibility that we may incur liability for the errors or omissions of our consultants providing IT services for clients or the risk that we may be subject to claims for indemnification under contracts with our clients, (viii) our inability to comply with the requirements in our line of credit or to obtain a replacement line of credit on commercially reasonable terms, and (ix) as well as other economic, business, competitive and/or regulatory factors affecting our business generally, including those set forth in this Quarterly Report on Form 10-Q for 2013 (especially in the Management’s Discussion and Analysis and Risk Factors section thereof) and our Current Reports on Form 8-K. All forward-looking statements included in this Form 10-Q are based on information available to us as of the date hereof and largely reflect estimates and assumptions made by our management, which may be difficult to predict and beyond our control. We undertake no obligation (and expressly disclaim any such obligation) to update forward-looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to update reasons why actual results would differ from those anticipated in any such forward-looking statements, other than as required by law.

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

(b)           Changes in Internal Controls

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on March 30, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                    Legal Proceedings

There are no pending legal proceedings to which we are a party or to which any of our property is subject, other than routine litigation incidental to the business.

Item 1A.                          Risk Factors

There were no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the period ended December 29, 2012.

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

^3.7	Amendment No. 1 to Restated Bylaws of Analysts International Corporation (Exhibit 3.1 to the Registrant’s Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).
^3.8	Articles of Incorporation, as amended (Exhibit 3.1 to the Registrant’s Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^3.9	Amendment to Bylaws of Analysts International Corporation (Exhibit 3.2 to the Registrant’s Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for period ended October 3, 2009, Commission File No. 1-33981, incorporated by reference).
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

^10.75

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

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: May 9, 2013	By:	/s/ Brittany B. McKinney
Brittany B. McKinney
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2013	By:	/s/ Lynn L. Blake
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

^3.7	Amendment No. 1 to Restated Bylaws of Analysts International Corporation (Exhibit 3.1 to the Registrant’s Form 8-K filed May 25, 2010, Commission File No. 0-4090, incorporated by reference).
^3.8	Articles of Incorporation, as amended (Exhibit 3.1 to the Registrant’s Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^3.9	Amendment to Bylaws of Analysts International Corporation (Exhibit 3.2 to the Registrant’s Form 8-K filed December 17, 2010, Commission File No. 1-33981, incorporated by reference).
^4.1	Specimen Common Stock Certificate (previously filed as Exhibit 4.2 to Quarterly Report on Form 10-Q for period ended October 3, 2009, Commission File No. 1-33981, incorporated by reference).
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

^10.75

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