Form 10-Q
period 2013-06-29
ANALYSTS INTERNATIONAL CORP
filed 2013-08-12
CIK 6292

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2013

or

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

As of August 9, 2013, 5,117,627 shares of the registrant’s common stock were outstanding.

ANALYSTS INTERNATIONAL CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Analysts International Corporation

Consolidated Balance Sheets

(Unaudited)

	June 29,	December 29,
(In thousands, except share and per share amounts)	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$6,454	$5,792
Accounts receivable, less allowance for doubtful accounts of $651 and $671, respectively	16,493	16,095
Prepaid expenses and other current assets	837	281
Total current assets	23,784	22,168

Property and equipment, net of accumulated depreciation of $7,418 and $7,492, respectively	2,239	2,366
Other assets	130	185
Total assets	$26,153	$24,719

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,517	$2,651
Salaries and benefits	2,368	1,724
Deferred revenue	469	331
Deferred compensation	48	62
Other current liabilities	508	529
Total current liabilities	5,910	5,297

Non-current liabilities:
Deferred compensation	212	270
Other long-term liabilities	—	4
Total non-current liabilities	212	274

Shareholders’ equity:
Common stock, par value $0.10 a share; authorized 24,000,000 shares; issued and outstanding 5,111,377 and 5,084,155, respectively	511	508
Additional capital	26,776	26,644
Accumulated deficit	(7,256)	(8,004)
Total shareholders’ equity	20,031	19,148
Total liabilities and shareholders’ equity	$26,153	$24,719

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012

Revenues	$25,743	$27,079	$50,306	$53,802
Cost of revenues	19,933	20,827	38,928	41,174
Gross profit	5,810	6,252	11,378	12,628

Selling, administrative and other operating costs	5,281	5,590	10,602	11,776
Restructuring costs and other severance related costs	—	113	—	113
Total operating expenses	5,281	5,703	10,602	11,889

Operating income	529	549	776	739

Interest expense	—	(1)	(1)	(2)

Income before income taxes	529	548	775	737

Income tax expense	10	15	27	6

Net income (comprehensive income)	$519	$533	$748	$731

Per common share (basic):
Net income (comprehensive income)	$0.10	$0.10	$0.15	$0.14

Per common share (diluted):
Net income (comprehensive income)	$0.10	$0.10	$0.15	$0.14

Weighted-average shares outstanding:
Basic	5,111	5,075	5,101	5,059
Diluted	5,130	5,103	5,119	5,106

See notes to consolidated financial statements.

Analysts International Corporation

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 29,	June 30,
(In thousands)	2013	2012

Cash flows from operating activities:
Net income	$748	$731

Adjustments to net income:
Loss on asset sales and disposals	6	—
Depreciation	337	314
Share based compensation	150	240

Changes in:
Accounts receivable	(398)	(1,359)
Prepaid expenses and other assets	(501)	68
Accounts payable	(81)	(461)
Salaries and benefits	629	(434)
Deferred revenue	138	15
Deferred compensation	(72)	(106)
Restructuring accrual	—	(268)
Other accrued liabilities	(25)	(49)
Net cash provided by (used in) operating activities	931	(1,309)

Cash flows from investing activities:
Expended for property and equipment additions	(269)	(760)
Net cash used in investing activities	(269)	(760)

Cash flows from financing activities:
Proceeds from line of credit	—	5,000
Payments on line of credit	—	(5,000)
Proceeds from stock option exercises	—	41
Net cash provided by financing activities	—	41

Net increase (decrease) in cash and cash equivalents	662	(2,028)

Cash and cash equivalents at beginning of period	5,792	5,135

Cash and cash equivalents at end of period	$6,454	$3,107

Cash paid during the year for:
Income taxes	$15	$36
Interest	$1	$2

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$—	$14

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

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2013 will end on Saturday, December 28, 2013. The second quarter of fiscal 2013 ended on June 29, 2013 and the second quarter of fiscal 2012 ended on June 30, 2012.

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

As of June 29, 2013, we were in compliance with all requirements and had no outstanding borrowings under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $11.3 million as of June 29, 2013.

4.              Restructuring Costs and Other Severance Related Costs

For the six month period ended June 29, 2013, we recorded no restructure costs or severance related charges. For the six month period ended June 30, 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers. The balance of our restructuring cost accrual was $0 as of December 29, 2012 and no future costs or payments are expected at this time.

5.              Shareholders’ Equity

					Total
	Outstanding	Common	Additional	Accumulated	Shareholders’
(In thousands, except share amounts)	Shares	Stock	Capital	Deficit	Equity

Balance as of December 29, 2012	5,084,155	$508	$26,644	$(8,004)	$19,148
Common stock issued	27,222	3	131	—	134
Share based compensation expense	—	—	1	—	1
Stock option exercises	—	—	—	—	—
Net income	—	—	—	748	748
Balance as of June 29, 2013	5,111,377	$511	$26,776	$(7,256)	$20,031

6.              Share Based Compensation

Total share based compensation expense for the first six months of fiscal years 2013 and 2012 was approximately $0.2 million and $0.2 million, respectively, and includes compensation expense related to both stock options and stock awards.

In the first six months of 2013, we recorded a reduction of the tax benefit of approximately $18,000 related to the share based compensation and for the first six months of fiscal 2012, we recorded a tax benefit of $1,000. The tax benefit is offset against our valuation allowance for our deferred tax asset.

Stock Options

The following table summarizes the stock option activity for the six months ended June 29, 2013:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding on December 29, 2012	335,650	$5.31	7.26	$34,124
Granted	8,800	3.24
Exercised	—	—
Forfeited/Cancelled	(15,000)	9.79
Outstanding on June 29, 2013	329,450	$5.05	6.95	$80,926

Vested or expected to vest at June 29, 2013	315,378	5.08	6.87	$79,051
Exercisable on June 29, 2013	244,099	5.24	6.41	$68,349

The total fair value of the stock options that vested during the six months ended June 29, 2013 was approximately $0.1 million.

For the six month period ended June 29, 2013, no options were exercised. For the six month period ended June 30, 2012, 13,250 options were exercised and the total intrinsic value of options exercised (which is the amount by which the stock price exceeded the exercise price of the options on the date of exercise) was approximately $30,000.

Total stock option expense for the six months ended June 29, 2013 and June 30, 2012 was approximately $0.1 million and $0.1 million, respectively.

As of June 29, 2013, there was approximately $0.1 million of unrecognized share based compensation expense related to unvested stock options that are expected to vest over a weighted-average period of approximately 1.1 years. Options to purchase 329,450 shares were outstanding at June 29, 2013.

Stock Awards

The following table summarizes the stock award activity for the six months ended June 29, 2013:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2012	98,753	$4.78
Granted	1,200	3.24
Vested	(31,511)	(4.75)
Forfeited	(5,000)	(5.01)
Non-vested at June 29, 2013	63,442	$4.74

The total fair value of stock awards that vested during the six months ended June 29, 2013 was approximately $0.1 million.

Total stock award expense for the six months ended June 29, 2013 was $0.1 million.

As of June 29, 2013, there was $0.1 million of unrecognized compensation expense related to unvested stock awards that were expected to vest over a weighted average period of 1.0 years.

7.              Net Income Per Share

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

For the six-month period ended June 29, 2013, anti-dilutive weighted average shares of 336,953 were excluded from the calculation of weighted average number of common equivalent shares outstanding. For the six-month period ended June 30, 2012, anti-dilutive weighted average shares of 233,410 were excluded from the calculation of weighted average number of common equivalent shares outstanding. The computation of basic and diluted income per share for the three and six months ended June 29, 2013 and June 30, 2012 is as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
(In thousands except per share amounts)	2013	2012	2013	2012

Net income	$519	$533	$748	$731
Weighted-average number of common shares outstanding	5,111	5,075	5,101	5,059
Dilutive effect of potential common shares outstanding	19	28	18	47
Weighted-average number of common and common equivalent shares	5,130	5,103	5,119	5,106

Net income per share:
Basic	$0.10	$0.10	$0.15	$0.14
Diluted	$0.10	$0.10	$0.15	$0.14

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

We operate on a fiscal year ending on the Saturday closest to December 31. Accordingly, fiscal 2013 will end on Saturday, December 28, 2013. The second quarter of fiscal 2013 ended on June 29, 2013 and the second quarter of fiscal 2012 ended on June 30, 2012.

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

C.                                    Overview of Second Quarter Fiscal 2013 Results of Operations

Our revenues decreased $1.3 million, or 4.9%, compared to the second quarter of fiscal 2012. When compared to the prior year quarter, the number of billable hours decreased 4.8% and was partially offset by a 0.3% increase in our average billing rates.

The gross margin rate decreased to 22.6% from the prior year quarter rate of 23.1% primarily due to changes in our revenue mix from the prior year period.

Selling, Administrative and Other Operating Costs (“SG&A”) expenses decreased $0.3 million, or 5.5%, in the second quarter of fiscal 2013 over the prior year quarter primarily due to lower sales and recruiting personnel costs, offset by an increase to management incentives.

We generated cash from operations of $0.9 million during the second quarter of fiscal 2013. As of June 29, 2013, we had a cash balance of $6.5 million and no outstanding borrowings under our revolving line of credit.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 29, 2013 VS. JUNE 30, 2012

The following table illustrates the relationship between revenue and expense categories and number of management and administrative personnel and IT professionals for the three months ended June 29, 2013 and June 30, 2012.

	Three Months Ended		Three Months Ended
	June 29, 2013		June 30, 2012		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$25,743	100.0%	$27,079	100.0%	$(1,336)	(4.9)%
Cost of revenues	19,933	77.4	20,827	76.9	(894)	(4.3)
Gross profit	5,810	22.6	6,252	23.1	(442)	(7.1)

Selling, administrative and other operating costs	5,281	20.5	5,590	20.6	(309)	(5.5)
Restructuring costs and other severance related costs	—	0.0	113	0.4	(113)	(100.0)
Total operating expenses	5,281	20.5	5,703	21.1	(422)	(7.4)

Operating income	529	2.1	549	2.0	(20)	(3.6)

Interest expense	—	0.0	(1)	(0.0)	(1)	(100.0)

Income before income taxes	529	2.1	548	2.0	(19)	(3.5)

Income tax expense (benefit)	10	0.0	15	0.1	(5)	(33.3)

Net income (comprehensive income)	$519	2.0%	$533	2.0%	$(14)	(2.6)%

Personnel:
Management and Administrative	104		112		(8)	(7.1)%
Consultants	767		809		(42)	(5.2)%

Revenues

Revenues decreased $1.3 million, or 4.9%, from the comparable period a year ago. The decrease in second quarter of fiscal 2013 revenues over the prior year is primarily due to a 4.8% ($1.3 million) decrease in the number of hours billed, a decrease of $0.1 million in our permanent placement and other revenues, partially offset by an increase of 0.3% ($0.1 million) increase in average billing rates.

There were 64 billing days in the second quarters of both fiscal years 2013 and 2012.

Cost of Revenues

Cost of revenues represents our payroll and benefits costs associated with our billable consultants and our cost of using subcontractors. This expense decreased $0.9 million from the prior year period and was 77.4% of revenue for second quarter of fiscal 2013 compared to 76.9% the prior comparable period. The increase in cost as a percentage of revenue from the prior year quarter is primarily due to a change in our revenue mix.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs. This category of costs decreased approximately $0.3 million from the second quarter of 2012 and represented 20.5% of revenue for the second quarter of fiscal 2013 compared to 20.6% in fiscal 2012. In the second quarter of 2013, SG&A expenses decreased as a result of a decrease in sales and recruiting personnel expenses of $0.5 million, partially offset by an increase in management incentives of $0.2 million.

Restructuring Costs and Other Severance Related Costs

For the three-month period ended June 29, 2013, there were no restructure related charges.

For the three-month period ended June 30, 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers. The balance of our restructuring cost accrual was $0 as of December 29, 2012 and no future costs or payments are expected at this time.

Interest Expense

We had no borrowings during the second quarter of fiscal 2013 under our Amended Credit Facility. In the first quarter of 2012, the implementation of the Enterprise Resource Planning “ERP” system caused a delay in our normal billing cycles, which caused an increase in our operating working capital. As a result, we borrowed and repaid $3.5 million on our Amended Credit Facility. Our average borrowings for the second quarter of 2012 were approximately $146,000.

Income Taxes

In the second quarter of 2013, our income tax expense reflects the utilization of net operating loss carry-forwards to offset taxable income. In the second quarter of 2012, our income tax benefit was the result of a foreign tax refund and more than offset our income tax expense, which reflects the utilization of net operating loss carry-forwards to offset taxable income.

We currently have approximately $24.6 million of tax benefits associated with net operating loss carry-forwards available to offset federal and state taxes. For the second quarter of both fiscal years 2013 and 2012, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.

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

Since the fourth quarter of fiscal year ending December 29, 2012, we are no longer in a three-year cumulative loss position. However, the realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether we have sufficient taxable income of an appropriate character within the carry-back and carry-forward periods permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Significant management judgment is required in determining if a valuation allowance should continue to be recorded against deferred tax assets. We evaluate our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence includes the lack of long-term, sustained positive operating results and trends, our ability to carry back losses against prior taxable income and uncertainty around projections of future taxable income. In estimating future taxable income, we develop assumptions which include the amount of future federal and state pre-tax operating income and the reversal of temporary differences. Our plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation, and expenses. Giving consideration to all relevant facts and circumstances, we continue to conclude that the weight of the positive evidence is not sufficient to overcome the negative evidence and conclude it is appropriate to maintain a full valuation allowance of $25.4 million against our deferred tax assets.

In the event we were to determine that we would be able to realize a portion, or all, of our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which could materially impact our financial position and results of operations.

Personnel

Our IT professional staff levels, which include subcontractors, finished the second quarter of fiscal 2013 at 767, a 5.2% decrease against the comparable period last year and is primarily due to continued attrition in markets we previously exited, as well as the loss of one major client in late 2012. The 7.1% decrease in management and administrative personnel from the comparable period last year is primarily due to adjusting our sales, recruiting, and administrative personnel levels in alignment with our current business volume.

Certain Information Concerning Off-Balance Sheet Arrangements

As of June 29, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

D.                                    Overview of Year to Date Fiscal 2013 Operations

Our revenues decreased $3.5 million, or 6.5%, from the first half of fiscal 2012. When compared to the first half of fiscal 2012, the number of billable hours decreased 6.7% and our average bill rate increased 1.1%.

The gross margin rate decreased 90 basis points from the first half of the prior year to 22.6% primarily due to changes in our revenue mix from the prior year period.

SG&A expenses decreased $1.2 million, or 10.0%, in first half of 2013 over the first half of the prior year as a result of a decrease in sales and recruiter personnel expenses and other general expense reductions.

We generated cash from operations of $0.9 million during the first half of 2013 primarily due to our ability to generate positive income and tightly manage our working capital needs. As of June 29, 2013, we had a cash balance of $6.5 million and no borrowings under our revolving line of credit.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 29, 2013 VS. JUNE 30, 2012

The following table illustrates the relationship between revenue and expense categories for the six months ended June 29, 2013 and June 30, 2012.

	Six Months Ended		Six Months Ended
	June 29, 2013		June 30, 2012		Increase (Decrease)
		% of		% of
(Dollars in thousands)	Amount	Revenue	Amount	Revenue	Amount	%

Revenues	$50,306	100.0%	$53,802	100.0%	$(3,496)	(6.5)%
Cost of revenues	38,928	77.4	41,174	76.5	(2,246)	(5.5)
Gross profit	11,378	22.6	12,628	23.5	(1,250)	(9.9)

Selling, administrative and other operating costs	10,602	21.1	11,776	21.9	(1,174)	(10.0)
Restructuring costs and other severance related costs	—	0.0	113	0.2	(113)	(100.0)
Total operating expenses	10,602	21.1	11,889	22.1	(1,287)	(10.8)

Operating income	776	1.5	739	1.4	37	5.0

Interest expense	(1)	(0.0)	(2)	(0.0)	(1)	(50.0)

Income before income taxes	775	1.5	737	1.4	38	5.2

Income tax expense	27	0.1	6	0.0	21	350.0

Net income (comprehensive income)	$748	1.5%	$731	1.4%	$17	2.3%

Revenues

Revenues decreased $3.5 million, or 6.5%, from the comparable period a year ago. The decrease in our first half of fiscal 2013 revenues over the prior year is primarily due to a 6.7% ($3.6 million) decrease in the number of hours billed, a decrease of $0.2 million in permanent placement revenues, a decrease to other revenues of $0.3 million, partially offset by an increase of 1.1% ($0.6 million) in our average billing rates.

In the first six months of fiscal 2013 and 2012, there were 128 billing days.

Cost of Revenues

Cost of revenues represents our payroll and benefits costs associated with our billable consultants and our cost of using subcontractors. This expense decreased $2.2 million from the prior year period and increased 90 basis points to 77.4% in the first half of 2013 compared to the prior year period. The increase in cost as a percentage of revenue from the prior year period is primarily due to a change in our revenue mix.

Selling, Administrative and Other Operating Costs

SG&A costs include management and administrative salaries, salaries and commissions paid to account executives and recruiters, benefits, location costs, and other administrative costs.  This category of costs decreased approximately $1.2 million from the comparable period in 2012 and represented 21.1% of revenue for the first half of 2013 compared to 21.9% in fiscal 2012. In the first half of 2013, SG&A expenses decreased as a result of decreased sales and recruiting expenses of $1.1 million and other general expense reductions of $0.1 million.

Restructuring Costs and Other Severance Related Costs

For the six-month period ended June 29, 2013 there were no restructure related charges.

For the six-month period ended June 30, 2012, we recorded severance charges of $0.1 million related to changes in our senior executive officers. The balance of our restructuring cost accrual was $0 as of December 29, 2012 and no future costs or payments are expected at this time.

Interest Expense

We had no borrowings during the first half of fiscal 2013. In the first half of 2012, the implementation of the ERP system caused a delay in our normal billing cycles which caused an increase in our operating working capital. As a result, we borrowed and repaid $5.0 million on our Amended Credit Facility. Our average borrowings for the first half of 2012 were approximately $98,000.

Income Taxes

In the first half of both of 2013 and 2012, our income tax expense reflects the utilization of net operating loss carry-forwards to offset taxable income. In the second quarter of 2012, our income tax benefit was the result of a foreign tax refund and more than offset our income tax expense, which reflects the utilization of net operating loss carry-forwards to offset taxable income.

We currently have approximately $24.6 million of tax benefits associated with net operating loss carry-forwards available to offset federal and state taxes. For the first half of both fiscal years 2013 and 2012, we recorded accruals for amounts due for certain state income taxes and changes in our reserves for tax obligations. We recorded no additional income tax expense or benefit associated with our net operating income or loss because any tax expense or benefit that would otherwise have been recorded has been negated by adjusting the valuation allowance against our deferred tax asset.

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

Since the fourth quarter of fiscal year ending December 29, 2012, we are no longer in a three-year cumulative loss position. However, the realization of tax benefits of deductible temporary differences and operating loss or tax credit carry-forwards will depend on whether we have sufficient taxable income of an appropriate character within the carry-back and carry-forward periods permitted by the tax law to allow for utilization of the deductible amounts and carry-forwards. Significant management judgment is required in determining if a valuation allowance should continue to be recorded against deferred tax assets. We evaluate our ability to recover the deferred tax assets and weighed all available positive and negative evidence based on its objectivity and subjectivity. Such evidence includes the lack of long-term, sustained positive operating results and trends, our ability to carry back losses against prior taxable income and uncertainty around projections of future taxable income. In estimating future taxable income, we develop assumptions which include the amount of future federal and state pre-tax operating income and the reversal of temporary differences. Our plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation, and expenses. Giving consideration to all relevant facts and circumstances, we continue to conclude that the weight of the positive evidence is not sufficient to overcome the negative evidence and conclude it is appropriate to maintain a full valuation allowance of $25.4 million against our deferred tax assets.

In the event we were to determine that we would be able to realize a portion, or all, of our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which could materially impact our financial position and results of operations.

Certain Information Concerning Off-Balance Sheet Arrangements

As of June 29, 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are, therefore, not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

Liquidity and Capital Resources

At June 29, 2013, we had $6.5 million of cash and cash equivalents on hand. In addition to our cash balances, we have access to our Amended Credit Facility with $15.0 million of maximum availability, under which our borrowing availability was $11.3 million as of June 29, 2013. Working capital was $17.9 million at June 29, 2013, up approximately $1.0 million from December 29, 2012. The ratio of current assets to current liabilities decreased to 4.0 at June 29, 2013 compared to 4.2 at December 29, 2012.

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

The following table summarizes the major captions from our Consolidated Statements of Cash Flows:

	Six Months Ended
	June 29,	June 30,
(In thousands)	2013	2012
Cash provided by (used in):
Net cash provided by (used in) operating activities	$931	$(1,309)
Net cash used in investing activities	(269)	(760)
Net cash provided by financing activities	—	41
Net increase (decrease) in cash and cash equivalents	$662	$(2,028)

Operating Activities

Cash generated from operating activities for the six months ended June 29, 2013 was $0.9 million compared to cash used by operating activities of $1.3 million for the six months ended June 30, 2012.

The elements of cash generated from operations for the six months ended June 29, 2013 are as follows: net income of $0.7 million and non-cash charges of $0.5 million, which were offset by an increase in operating working capital of approximately $0.3 million.

Our days sales outstanding at the end of fiscal 2012 was 62 compared to 58 at the end of fiscal 2013 second quarter.

In the first half of 2012, the major component of the increase in operating working capital was a $1.4 million increase in our accounts receivable. The 7.5% increase in accounts receivable from December 31, 2011 was due to our DSO increasing 6 days, or 9.8%, from 61 at the end of fiscal 2011 to 67 at June 30, 2012 as a result of the implementation of the new ERP system which caused a delay in our normal billing cycles.

Investing Activities

Cash used in investing activities for the six months ended June 29, 2013 was $0.3 million compared to $0.8 million for the six months ended June 30, 2012.

In the first half of fiscal 2013, we made capital expenditures of $0.3 million. In the first half of fiscal 2012, we made capital expenditures of $0.8 million, the majority of which related to the ERP system which we implemented in early fiscal 2012. These capital expenditures have been recorded in our Property and equipment, net of accumulated depreciation balance as reported in our Consolidated Balance Sheets.

Financing Activities

Cash provided by financing activities for the six months ended June 29, 2013 was $0 compared to $41,000 for the six months ended June 30, 2012.

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

As of June 29, 2013, we were in compliance with all requirements and had no outstanding borrowings under the Amended Credit Facility. Total availability under the Amended Credit Facility, which fluctuates based on our level of eligible accounts receivable, was $11.3 million as of June 29, 2013.

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

(b)                                 Changes in Internal Controls

The Company reviews the effectiveness of its internal controls on a continuous basis, and makes changes as necessary. There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report, which ended on June 29, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ANALYSTS INTERNATIONAL CORPORATION
(Registrant)

Date: August 12, 2013	By:	/s/ Brittany B. McKinney
Brittany B. McKinney
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2013	By:	/s/ Lynn L. Blake
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